Form 10-Q
period 2000-09-30
DYAX CORP
filed 2000-11-09
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to                  .

                          Commission File No. 000-24537

                                   DYAX CORP.
             (Exact Name of Registrant as Specified in its Charter)


      DELAWARE                                        04-3053198
(State of Incorporation)                (I.R.S. Employer Identification Number)



                     ONE KENDALL SQUARE, CAMBRIDGE, MA 02139
                    (Address of Principal Executive Offices)

                                 (617) 225-2500
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES__________________                     NO         X

Number of shares outstanding of Dyax Corp.'s Common Stock as of November 9,
2000:

Common Stock, par value $.01                      18,822,054 shares outstanding

                                   DYAX CORP.

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                      PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

         Consolidated Balance Sheet (Unaudited)
                September 30, 2000 and December 31, 1999 ...................3

         Consolidated Statement of Operations (Unaudited)
                For the three months ended September 30, 2000 and
                1999 and for the nine months ended September 30,
                2000 and 1999 ..............................................4

         Consolidated Statement of Cash Flows (Unaudited)
                For the nine months ended September 30, 2000 and 1999 ......5

         Notes to Unaudited Financial Statements ...........................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations .....................10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ........13

PART II - OTHER INFORMATION ................................................14

Item 2 -  Use of Proceeds from Registered Securities .......................14

Item 6(a) - Exhibits .......................................................14

Item 6(b) - Reports on Form 8-K ............................................14

Signatures .................................................................15

Exhibit Index ..............................................................16

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

                                                    DYAX CORP.

                                            CONSOLIDATED BALANCE SHEET
                                                    (UNAUDITED)

                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                     2000                  1999
                                                                                -------------          ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents......................................                $ 72,495,000          $ 16,726,000
   Accounts receivable, net.......................................                   5,091,000             3,098,000
   Inventories....................................................                   3,174,000             2,912,000
   Notes receivable, officers                                                        1,734,000                  ----
   Other current assets...........................................                     883,000               335,000
                                                                                  -------------         ------------
     Total current assets.........................................                  83,377,000            23,071,000
   Fixed assets, net..............................................                   3,583,000             2,709,000
   Notes receivable, officers.....................................                     100,000             1,745,000
   Goodwill and other intangibles, net............................                   1,322,000             1,990,000
   Other assets...................................................                      77,000                93,000
                                                                                  ------------          ------------
     Total assets.................................................                $ 88,459,000          $ 29,608,000
                                                                                  ============          ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................                $  4,078,000          $  5,850,000
   Current portion of deferred revenue............................                   4,145,000             1,603,000
   Current portion of capital leases..............................                     667,000               339,000
                                                                                  ------------          ------------
   Total current liabilities......................................                   8,890,000             7,792,000
Capital leases....................................................                   1,742,000             1,249,000
Deferred revenue..................................................                   5,281,000             1,267,000
                                                                                  ------------          ------------
     Total liabilities............................................               $  15,913,000         $  10,308,000
Stockholders' equity:
   Class A convertible preferred stock, $.01 par value; 1,000,000 and 15,312,391 shares authorized at September 30, 2000 and
     December 31, 1999, respectively; no shares and 14,696,987
     shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively..............................                        ----            57,426,000
   Common stock, $0.01 par value; 50,000,000 and 20,000,000
     shares authorized at September 30, 2000 and December 31,
     1999, respectively; 18,795,491 and 2,353,790 shares issued and outstanding at September 30, 2000 and December 31, 1999,
     respectively.................................................                     188,000                24,000
Additional paid-in capital........................................                 140,732,000            18,938,000
Receivable from officer for common stock purchase.................                    (418,000)             (418,000)
Accumulated (deficit).............................................                 (62,873,000)          (51,655,000)
Deferred compensation.............................................                  (4,928,000)           (4,907,000)
Accumulated other comprehensive loss..............................                    (155,000)             (108,000)
                                                                                  ------------          ------------
     Total stockholders' equity...................................                  72,546,000            19,300,000
                                                                                  ------------          ------------
     Total liabilities and stockholders' equity...................                $ 88,459,000          $ 29,608,000
                                                                                  ============          ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ------------------------------     ------------------------------
                                                            2000             1999              2000             1999
                                                        ------------      ------------     -----------       ------------
Revenues:
   Product sales.............................           $  3,604,000      $  3,587,000     $ 10,291,000      $  8,833,000
   Product development and license fee revenues            2,692,000         1,081,000        6,269,000         2,809,000
                                                        ------------      ------------     ------------      ------------
Total revenues...............................              6,296,000         4,668,000       16,560,000        11,642,000
Operating expenses:
   Cost of products sold.....................              1,710,000         1,539,000        4,780,000         3,850,000
   Research and development..................              3,521,000         2,905,000       10,514,000         7,558,000
   Selling, general and administrative.......              3,683,000         3,561,000       12,049,000         9,673,000
   Stock-based compensation..................                468,000           235,000        1,346,000           705,000
                                                        ------------      ------------     ------------      ------------
Total operating expenses.....................              9,382,000         8,240,000       28,689,000        21,786,000
                                                        ------------      ------------     ------------      ------------
Loss from operations.........................             (3,086,000)       (3,572,000)     (12,129,000)      (10,144,000)
                                                        ------------      ------------     ------------      ------------
   Interest income (expense), net............                592,000           196,000          911,000           614,000
   Investment income.........................                   ----           265,000             ----           265,000
                                                        ------------      ------------     ------------      ------------

Net loss.....................................           $ (2,494,000)     $ (3,111,000)    $(11,218,000)     $(9,265,000)
                                                        ------------      ------------     ------------      ------------
Other comprehensive income (loss):
     Foreign currency translation adjustment.               (190,000)          108,000          (47,000)           28,000
                                                        ------------      ------------     ------------      ------------
     Other comprehensive income (loss) ......               (190,000)          108,000          (47,000)           28,000
                                                        ------------      ------------     ------------      ------------
Comprehensive loss...........................           $ (2,684,000)     $ (3,003,000)    $(11,265,000)     $ (9,237,000)
                                                        ------------      ------------     ------------      ------------
Basic and diluted net loss per share.........           $       (.24)     $      (1.50)    $      (2.20)     $      (4.99)
Shares used in computing basic and diluted net
   loss per share............................             10,558,553         2,077,826        5,105,308         1,856,339


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           2000               1999
                                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss..................................                                          $(11,218,000)      $ (9,265,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization....................................................      669,000            445,000
     Amortization of goodwill and other intangibles...................................      668,000            252,000
     Compensation expenses associated with stock options and restricted
       stock..........................................................................    1,346,000            705,000
   Changes in operating assets and liabilities:
     Accounts receivable..............................................................   (1,993,000)            27,000
     Inventories......................................................................     (262,000)           (17,000)
     Notes receivable, officers.......................................................      (89,000)          (100,000)
     Other assets.....................................................................     (532,000)          (157,000)
     Accounts payable and accrued expenses............................................   (1,772,000)           465,000
     Deferred revenue.................................................................    6,556,000          2,116,000
                                                                                       ------------       ------------
Net cash used in operating activities.................................................   (6,627,000)        (5,529,000)
                                                                                       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets...........................................................   (1,543,000)        (1,152,000)
                                                                                       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock from initial public offering........   62,697,000                 --
   Proceeds from exercise of stock options and warrants...............................      226,000              5,000
   Proceeds from sale-leaseback of equipment..........................................    1,186,000            596,000
   Repayment of capital lease obligations.............................................     (366,000)          (258,000)
                                                                                       ------------       ------------
Net cash provided by financing activities.............................................   63,743,000            343,000
Effect of foreign currency translation on cash balances...............................      196,000             (1,000)
                                                                                       ------------       ------------
Net increase (decrease) in cash and cash equivalents..................................   55,769,000         (6,339,000)
Cash and cash equivalents at beginning of the period..................................   16,726,000         25,491,000
                                                                                       ------------       ------------
Cash and cash equivalents at end of the period........................................ $ 72,495,000       $ 19,152,000
                                                                                       ============       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.         ORGANIZATION AND BASIS OF PRESENTATION

Dyax Corp. (the "Company") is a biopharmaceutical company that has developed and patented phage display technology with broad applications in the discovery and development of compounds for the treatment and diagnosis of diseases and for the purification and manufacture of biopharmaceuticals and other chemicals. Through the use of phage display technology, Dyax's scientists, collaborators and licensees seek to discover proteins and peptides, including human antibodies, that bind tightly to specific molecular targets. The Company also develops, manufactures and sells chromatography separations systems and products under the Biotage trade name.

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and
(iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's Prospectus included as part of its Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 14, 2000 (Commission File No. 333-37394).

2.         INVENTORY

Inventory consists of the following:

                                      ---------------- --- -----------------
                                       SEPTEMBER 30,         DECEMBER 31,
                                           2000                  1999
                                      ----------------     -----------------
                Raw Material          $    1,981,000       $    2,191,000
                Work in Progress             478,000              169,000
                Finished Goods               715,000              552,000
                                      ----------------     -----------------
                                      $    3,174,000       $    2,912,000
                                      ================     =================

3.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                            --------------- --- ---------------
                                              SEPTEMBER 30,        DECEMBER 31,
                                                  2000                 1999

   Accounts payable                            $  1,973,000        $  3,864,000
   Accrued wages and related taxes                1,365,000           1,283,000
   Accrued warranty and installation costs          146,000             146,000
   Other accrued liabilities                        594,000             557,000
                                            ---------------     ---------------
                                               $  4,078,000        $  5,850,000
                                            ===============     ===============

4.         NET LOSS PER SHARE

Net loss per share is computed under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares from the conversion of preferred stock and exercise of stock options and warrants are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share.

The following sets forth the computation of net loss per share:


                                                            ----------------------------- --------------------------------
                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ----------------------------- --------------------------------
                                                                 2000           1999           2000             1999
                                                                 ----           ----           ----             ----
Numerator:
      Net Loss                                              $ (2,494,000)  $ (3,111,000)  $ (11,218,000)    $ (9,265,000)
Denominator:
      Weighted average common shares, basic and               10,558,553      2,077,826       5,105,308        1,856,339
        diluted
Net loss per share:
      Basic and diluted                                     $       (.24)  $      (1.50)  $       (2.20)    $      (4.99)


At September 30, 2000 and 1999, the following potentially dilutive common shares were excluded because their effect was antidilutive:

                                          ------------------------------
                                                   SEPTEMBER 30,
                                          ------------------------------
                                                2000           1999
                                                ----           ----
         Convertible preferred stock                  --     11,585,454
         Stock options                         2,312,292      1,788,864
         Warrants                                     --         27,022
         Unvested restricted stock                14,265        121,030

5.         STOCKHOLDERS' EQUITY

On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at $15.00 per share, including 600,000 shares of common stock issued pursuant to the exercise by the underwriters of their over-allotment option. The gross proceeds to the Company from the offering, including the shares sold pursuant to the exercise of the over-allotment option, was $69,000,000. The costs associated with the initial public offering were $6,303,000. Coincident with the initial public offering, 14,696,987 shares of preferred stock automatically converted into 11,585,454 shares of common stock.

6.        COMPREHENSIVE LOSS

The Company adopted SFAS No. 130 in 1998. Accumulated other comprehensive income
(loss) is calculated as follows:


                                                            ------------------------------ -- --------------------------------
                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 2000            1999               2000             1999
                                                                 ----            ----               ----             ----
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment:
    Balance at beginning of each period                        $  35,000      $ (203,000)          $ (108,000)    $ (123,000)
    Change during each period
                                                                (190,000)        108,000              (47,000)        28,000
                                                            -------------- ---------------    ---------------- ---------------
    Balance at end of each period                              $(155,000)     $  (95,000)          $ (155,000)    $  (95,000)
                                                            ============== ===============    ================ ===============



7.         BUSINESS SEGMENTS

The Company discloses business segments under SFAS No. 131. Segment data does not include allocation of corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings (losses) before corporate administrative costs, interest and taxes.

The Company has two reportable segments: Separations and Therapeutics/Diagnostics. The Separations segment develops, manufactures, markets and sells chromatography separations equipment and media cartridges under the Biotage trade name. The Therapeutics/Diagnostic segment develops therapeutic and diagnostic products using the Company's proprietary phage display technology, licenses this proprietary technology to third parties and sells affinity ligand based separations products developed using the Company's phage display technology.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of the:


                                                                            THERAPEUTICS/
THREE MONTHS ENDED SEPTEMBER 30, 2000                         SEPARATIONS    DIAGNOSTICS        TOTAL
                                                              -----------    -----------        -----
Revenue from external customers                               $ 3,604,000    $ 2,692,000     $ 6,296,000
Segment loss from operations                                  $  (882,000)   $  (663,000)    $(1,545,000)
Segment assets                                                $ 8,317,000    $ 2,958,000     $11,275,000

                                                                            THERAPEUTICS/
THREE MONTHS ENDED SEPTEMBER 30, 1999                         SEPARATIONS    DIAGNOSTICS        TOTAL
                                                              -----------    -----------        -----
Revenue from external customers                               $ 3,587,000    $ 1,081,000   $  4,668,000
Segment loss from operations                                  $  (379,000)   $(1,667,000)  $ (2,046,000)
Segment assets                                                $ 5,988,000    $ 3,907,000   $  9,895,000

                                                                            THERAPEUTICS/
NINE MONTHS ENDED SEPTEMBER 30, 2000                          SEPARATIONS    DIAGNOSTICS        TOTAL
                                                              -----------    -----------        -----
Revenue from external customers                               $10,291,000    $ 6,269,000     $16,560,000
Segment loss from operations                                  $(2,428,000)   $(4,738,000)    $(7,166,000)
Segment assets                                                $ 8,317,000    $ 2,958,000     $11,275,000




                                                                            THERAPEUTICS/
NINE MONTHS ENDED SEPTEMBER 30, 1999                          SEPARATIONS    DIAGNOSTICS        TOTAL
                                                              -----------    -----------        -----
Revenue from external customers                               $ 8,833,000    $ 2,809,000     $11,642,000
Segment loss from operations                                  $(1,573,000)   $(4,474,000)    $(6,047,000)
Segment assets                                                $ 5,988,000    $ 3,907,000     $ 9,895,000



RECONCILIATIONS:                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                     2000             1999          2000           1999
                                     ----             ----          ----           ----
Income from operations:
   Income from operations for
    reportable segments            $(1,545,000)   $(2,046,000)  $ (7,166,000)   $(6,047,000)
   Unallocated amounts:
      Corporate expenses            (1,541,000)    (1,526,000)    (4,963,000)    (4,097,000)
      Investment income                     --        265,000             --        265,000
      Interest income, net             592,000        196,000        911,000        614,000
                                   -----------    -----------   ------------    -----------
   Consolidated net loss           $(2,494,000)   $(3,111,000)  $(11,218,000)   $(9,265,000)
                                   ===========    ===========   ============    ===========


8.         RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and previously was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 establishes accounting and reporting standards for a limited number of derivative instruments and hedging activities when implementing SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management has not determined the impact of the new standards, they are not expected to be material to the Company.

9.         COLLABORATION AND LICENSE AGREEMENT

           In March 2000, the Company entered into a collaboration and license agreement with Human Genome Sciences, Inc. ("HGSI"). Under this agreement the Company and HGSI will use Dyax's phage display technology to identify and optimize product leads that bind to therapeutic targets selected by HGSI, and also to develop new technologies for purifying targets. The Company granted HGSI a non-exclusive license to its phage display technology and compound libraries to create leads that may be used as peptide drugs, human monoclonal antibody drugs and IN VITRO diagnostic products. With the exception of selected IN VIVO imaging rights, HGSI will retain the rights to all products that result from this collaboration. In exchange, HGSI will pay the Company a minimum of $16.0 million in committed license fees and research funding during the first three years of the five-year agreement, $6.0 million of which was paid to the Company in March 2000. The Company will also be entitled to receive milestone payments on therapeutic products and royalties on all products developed by HGSI under the agreement and will share HGSI's revenues on any of those products it out-licenses. The $6.0 million cash payment is being recognized as revenue over the five-year collaboration term of the agreement. For the nine months ended September 30, 2000, the Company recognized $1,950,000 of revenue, associated with license fees and research funding, under the collaboration and license agreement. The excess cash received over the revenue recognized is recorded as deferred revenue in the accompanying consolidated balance sheet.

10.        SUBSEQUENT EVENTS

           In October 2000, the Company entered into a collaboration and license agreement with Bracco Group ("Bracco"). Under this agreement, the Company and Bracco will exploit diagnostic imaging and related therapeutic applications of Dyax's proprietary phage display technology. Bracco has been granted exclusive worldwide rights to Dyax's technology for development of diagnostic imaging products, including the right to develop and commercialize existing Dyax inflammation, cardiovascular and oncology imaging product leads. Bracco will pay the Company a $3 million up-front licensing fee plus an additional $3 million per year in research funding over the next three to six years. Dyax will also receive development milestones and royalties on product sales. The $3 million up-front licensing fee will be recognized as revenue over the life of the collaboration agreement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

           We are a biopharmaceutical company that has developed and patented a method, known as phage display, that we are using to identify a broad range of compounds with potential for the treatment and diagnosis of diseases. We are using phage display to build a broad portfolio of product candidates that we plan to develop and commercialize either ourselves or through collaborations. We are further leveraging this technology platform with collaborative arrangements and licenses that can produce revenues through research funding, patent and/or library license fees, milestone payments and royalties. We are currently engaged in 10 collaborative arrangements with biotechnology and pharmaceutical companies for the discovery and/or development of biopharmaceutical, separations and diagnostic lead compounds, and we have licensed our phage display patents to over 40 companies and institutions on a non-exclusive basis.

           We also develop, manufacture and sell chromatography separations systems and products under the Biotage name. We are a leading developer, manufacturer and supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research and clinical development. Using our phage display technology, we are also developing potential separations products to purify biopharmaceuticals.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

           REVENUES. Total revenues increased $1.6 million, or 35%, to $6.3 million for the three months ended September 30, 2000 from $4.7 million for the comparable period in 1999. For the three months ended September 30, 2000, product sales remained unchanged at $3.6 million. Our product development and license fee revenue increased $1.6 million, or 149%, to $2.7 million for the quarter ended September 30, 2000 from $1.1 million in the comparable period in 1999, primarily due to two significant product development collaboration and technology license arrangements and an additional license agreement entered into during 2000. Our deferred revenue decreased $0.2 million to $9.4 million for the three months ended September 30, 2000 as compared with $9.6 million at June 30, 2000. Deferred revenue will remain constant as new deals offset recognition of existing deferred revenue. Product sales and product development and license revenues accounted for 57% and 43%, respectively, of total revenues in the 2000 period, as compared with 77% and 23%, respectively, in the 1999 period.

           COST OF PRODUCTS SOLD. The cost of products sold increased 11% to $1.7 million in the three months ended September 30, 2000 from $1.5 million in the 1999 period as a result of increased product sales. The cost of products sold as a percentage of product sales increased to 47% in 2000 from 43% in 1999 primarily due to sales of relatively higher cost separations systems. The Company does not expect gross margins to continue to decrease.

           RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.6 million, or 21%, to $3.5 million in the three months ended September 30, 2000 from $2.9 million in the comparable period in 1999. The increase resulted primarily from expenditures on new collaboration arrangements and compound manufacturing expenditures on the DX-88 project with Genzyme as Phase I clinical trials began in April 2000. We expect that research and development expenditures will continue to increase as products progress through clinical trials. Additionally, we increased internal efforts to develop products in biopharmaceuticals, separations, diagnostics and industrial enzymes.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $0.1 million, or 3%, to $3.7 million in the three months ended September 30, 2000 from $3.6 million in the 1999 period. These expenses increased due to increased selling and marketing expenses in connection with the growth in product sales and business development expenses to support increased collaboration and licensing activity.

           STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expense increased $233,000, or 99%, to $468,000 in the three months ended September 30, 2000 as compared with $235,000 in the comparable period in

1999, due to increased amortization arising from an increase in the number of options granted under our equity incentive plan. Stock-based compensation expense represents the difference between the fair market value of the common stock on the option grant date and the option exercise price.

           INTEREST AND INVESTMENT INCOME. Interest and investment income increased 28% to $592,000 in the three months ended September 30, 2000 from $461,000 in 1999 due to higher average cash balance in the 2000 period than in the 1999 period.

           NET LOSS. Our net loss for the three months ended September 30, 2000 was $2.5 million as compared to our net loss for the three months ended September 30, 1999 of $3.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

           REVENUES. Total revenues increased $4.9 million, or 42%, to $16.6 million for the nine months ended September 30, 2000 from $11.6 million for the comparable period in 1999. For the nine months ended September 30, 2000, product sales increased $1.5 million, or 17%, to $10.3 million from $8.8 million in 1999, primarily due to increased market share of our existing product lines, particularly in the Flash chromatography product line. Our product development and license fee revenue increased $3.5 million, or 123%, to $6.3 million for the quarter ended September 30, 2000, from $2.8 million in the comparable period in 1999, primarily due to two significant product development collaboration and technology license arrangements and an additional license agreement entered into during 2000. As a result of these collaboration and license agreements, our deferred revenue increased $6.5 million to $9.4 million for the nine months ended September 30, 2000 as compared with $2.9 million at December 31, 1999. Deferred revenue will remain constant as new deals offset recognition of existing deferred revenue. Product sales and product development and license revenues accounted for 62% and 38%, respectively, of total revenues in the 2000 period, as compared with 76% and 24%, respectively, in the 1999 period.

           COST OF PRODUCTS SOLD. The cost of products sold increased 24% to $4.8 million in the nine months ended September 30, 2000 from $3.9 million in the 1999 period as a result of increased product sales. The cost of products sold as a percentage of product sales increased to 46% in 2000 from 44% in 1999 primarily due to sales of relatively higher cost separations systems. The Company does not expect this trend to continue.

           RESEARCH AND DEVELOPMENT. Research and development expenses increased $3.0 million, or 39%, to $10.5 million in the nine months ended September 30, 2000 from $7.6 million in the comparable period in 1999. The increase resulted primarily from expenditures on new collaboration arrangements and compound manufacturing expenditures on the DX-88 project with Genzyme as Phase I clinical trials began in April 2000. We expect that research and development expenditures will continue to increase as products progress through clinical trials. Additionally, we increased internal efforts to develop products in biopharmaceuticals, separations, diagnostics and industrial enzymes.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $2.4 million, or 25%, to $12.0 million in the nine months ended September 30, 2000 from $9.7 million in the 1999 period. These expenses increased due to increased selling and marketing expenses in connection with the growth in product sales and business development expenses to support increased collaboration and licensing activity.

           STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expense increased $641,000, or 91%, to $1.3 million in the nine months ended September 30, 2000 as compared with $705,000 in the comparable period in 1999, due to increased amortization arising from an increase in the number of options granted under our equity incentive plan. Stock-based compensation expense represents the difference between the fair market value of the common stock on the option grant date and the option exercise price.

           INTEREST AND INVESTMENT INCOME. Interest and investment income increased 4% to $911,000 in the nine months ended September 30, 2000 from $879,000 in 1999 due to higher average cash balance in the 2000 period than in the 1999 period.

           NET LOSS. Our net loss for the nine months ended September 30, 2000 was $11.2 million as compared to our net loss for the nine months ended September 30, 1999 of $9.3 million.

LIQUIDITY AND CAPITAL RESOURCES

           On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of Common Stock at a price of $15.00 per share resulting in net proceeds to the Company, after commissions and expenses, of $62.7 million. Through September 30, 2000, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $130.9 million. We have also generated funds from product sales, product development and license fee revenues, interest income and other sources. As of September 30, 2000, we had cash and cash equivalents of approximately $72.5 million, an increase of $55.8 million from December 31, 1999. Our funds are currently invested in U.S. Treasury obligations.

           Our operating activities used cash of $6.6 million and $5.5 million for the nine months ended September 30, 2000 and 1999, respectively. The use of cash in all years primarily resulted from our losses from operations and change in our working capital accounts.

           Our investing activities used cash of $1.5 million and $1.2 million for the nine months ended September 30, 2000 and 1999, respectively. Our investment activities consisted of purchases of property and equipment.

           Our financing activity provided $63.7 million and $.3 million for the nine months ended September 30, 2000 and 1999, respectively. Our financing activities consisted primarily of the sale of 4.6 million shares of common stock in connection with our initial public offering of common stock in August 2000.

           We currently have a $3.0 million loan facility available from Genzyme Corporation that was established as part of the collaboration to bring DX-88 to market. Interest on any outstanding balance accrues at a rate equal to one percent over the prime rate of interest. There is currently no amount outstanding under this facility.

           The Company's forecast of the period of time through which financial resources will be adequate to support the Company's operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors. The Company believes that existing cash, cash equivalents and marketable securities plus anticipated cash flow from product sales and existing collaborations will be sufficient to support the Company's current operating plan through the end of 2001. If our existing resources and the proceeds of our initial public offering are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. The sale of any equity and/or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

           This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our strategies, results of operations, research and development programs and collaborations. Statements that are not historical facts are based on Dyax's current expectations, beliefs, assumptions, estimates, forecasts and projections about the industry and markets in which Dyax competes. The statements contained in this release are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results include, without limitation, those set forth under the caption "Risk Factors" in our Prospectus, dated August 14, 2000, included as a part of our Registration Statement on Form S-1, Commission File No. 333- 37394, filed with the Securities and Exchange Commission.

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk

           Our exposure to market risk is confined to our cash, cash equivalents and marketable securities. We place our investments in high-quality financial instruments, primarily money market funds and corporate debt securities with maturities or auction dates of less than one year, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2000, we had cash and cash equivalents of $72.5 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

           Most of our transactions are conducted in U.S. dollars. We have certain collaboration and technology license agreements with parties located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars, subject to adjustment based on significant fluctuations in currency exchange rates. Transactions under certain other of these agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities

         On August 14, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-37394) in connection with the initial public offering of our common stock. J.P. Morgan & Co., Lehman Brothers and Pacific Growth Equities, Inc. served as managing underwriters of the offering.

         On August 18, 2000, we sold 4,600,000 shares of our common stock (including 600,000 shares pursuant to the exercise by the underwriters of their overallotment option) at a price of $15.00 per share to the underwriters. We received net proceeds in the initial public offering of approximately $62,697,000, net of underwriter commissions of approximately $4,830,000 and other offering costs of approximately $1,473,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From August 18, 2000 through September 30, 2000, we invested the net proceeds from the offering in cash equivalents and short-term investments.

         The offering has terminated with the sale of all of the securities that were registered.

Item 6(a) -  Exhibits

        EXHIBITS     DESCRIPTION

         3.1        Restated Certificate of Incorporation of Dyax Corp.

         3.2        Amended and Restated Bylaws of Dyax Corp.

        10.1 Registration Rights Agreement, dated August 31, 1998, between holders of the Registrant's capital stock named therein and the Registrant, as amended on October 24, 2000.

        10.2+ Collaboration and License Agreement, dated October 31, 2000, between Bracco Holding, B.V. and Bracco
                    International, B.V. and the Registrant.

        10.3 Amended and Restated 1995 Equity Incentive Plan, as amended on August 18, 2000.

        27          Financial Data Schedule.  EDGAR only.

+ Certain confidential material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 6(b) -  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   DYAX CORP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYAX CORP.

Date:  November 9, 2000                 /s/ STEPHEN S. GALLIKER
                                        ----------------------------------
                                        Executive Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer

                                   DYAX CORP.
                                  EXHIBIT INDEX

        EXHIBITS     DESCRIPTION

         3.1        Restated Certificate of Incorporation of Dyax Corp.

         3.2        Amended and Restated Bylaws of Dyax Corp.

        10.1 Registration Rights Agreement, dated August 31, 1998, between holders of the Registrant's capital stock named therein and the Registrant, as amended on October 24, 2000.

        10.2+ Collaboration and License Agreement, dated October 31, 2000, between Bracco Holding, B.V. and Bracco
                    International, B.V. and the Registrant.

        10.3 Amended and Restated 1995 Equity Incentive Plan, as amended on August 18, 2000.

        27          Financial Data Schedule.  EDGAR only.

+ Certain confidential material contained in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.