Form 10-K
period 2000-12-31
DYAX CORP
filed 2001-04-02
CIK 907562

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-24537

                            ------------------------

                                   DYAX CORP.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        04-3053198
           (STATE OF INCORPORATION)                     (IRS EMPLOYER IDENTIFICATION NO.)

               ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS 02139
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

        Company's telephone number, including area code: (617) 225-2500

Securities registered pursuant to Section 12(b) of the Act:     NONE

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK, $.01 PAR VALUE
                                                                      (TITLE OF CLASS)

                            ------------------------

    Indicate by checkmark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Company's common stock held by nonaffiliates of the Company as of March 14, 2001 was $167,219,010. The number of shares outstanding of the Company's Common Stock, $.01 Par Value, as of March 14, 2001, was 19,120,386.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 17, 2001, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end of December 31, 2000, are incorporated by reference into Part III of this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                                     INDEX

      INDEX NO.                                                                         PAGE
- ---------------------                                                                 --------
                                       PART I

                   1.   Business....................................................      1

                  1A.   Executive Officers of the Company...........................     22

                   2.   Properties..................................................     23

                   3.   Legal Proceedings...........................................     23

                   4.   Submission of Matters to a Vote of Security Holders.........     23

                                      PART II

                   5.   Market for the Company's Common Stock and Related Security       24
                          Holder Matters............................................

                   6.   Selected Consolidated Financial Data........................     24

                   7.   Management's Discussion and Analysis of Financial Condition      26
                          and Results of Operations.................................

                  7A.   Quantitative and Qualitative Disclosures about Market            30
                          Risk......................................................

                   8.   Financial Statements and Supplementary Data.................     31

                   9.   Changes in and Disagreements with Accountants on Accounting      56
                          and Financial Disclosure..................................

                                      PART III

                  10.   Directors and Executive Officers of the Company.............     56

                  11.   Executive Compensation......................................     56

                  12.   Security Ownership of Certain Beneficial Owners and              56
                          Management................................................

                  13.   Certain Relationships and Related Transactions..............     56

                                      PART IV

                  14.   Exhibits, Financial Statement Schedules and Reports on        56
                          Form 8-K..................................................

                                     PART I

ITEM 1. BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING OUR RESULTS OF OPERATIONS, RESEARCH AND DEVELOPMENT PROGRAMS, CLINICAL TRIALS AND COLLABORATIONS. STATEMENTS THAT ARE NOT HISTORICAL FACTS ARE BASED ON OUR CURRENT EXPECTATIONS, BELIEFS, ASSUMPTIONS, ESTIMATES, FORECASTS AND PROJECTIONS FOR OUR BUSINESS AND THE INDUSTRY AND MARKETS IN WHICH WE COMPETE. THE STATEMENTS CONTAINED IN THIS REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS WHICH ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL OUTCOMES AND RESULTS MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS, RESEARCH AND DEVELOPMENT PROGRAMS, CLINICAL TRIALS AND COLLABORATIONS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH IN EXHIBIT 99.1 "FACTORS AFFECTING FUTURE OPERATIONS AND RESULTS" TO THIS FORM 10-K, WHICH IS INCORPORATED INTO THIS ITEM BY THIS REFERENCE.

OVERVIEW

    We are a biopharmaceutical company that has developed and patented a method, known as phage display, that we are using to identify a broad range of compounds with potential for the treatment and diagnosis of diseases. We are also using this method to identify compounds that can be used in purifying and manufacturing biopharmaceuticals and chemicals. We believe that we and others can use our phage display technology to rapidly and cost-effectively determine the potential medical uses of newly discovered proteins and genes and subsequently discover biopharmaceutical product candidates. Given the quantity of genetic information made available by the mapping of the human genome, we believe that the advantages of our technology over other technologies should increase in importance. We believe that phage display can have the greatest potential impact on our business through our discovery of proprietary biopharmaceuticals.

    We also develop, manufacture and sell chromatography separations systems and products that are used in laboratories and pharmaceutical manufacturing to separate molecules in liquid mixtures. We are a leading developer, manufacturer and supplier of chromatography separations systems that use disposable cartridges to separate and thereby purify pharmaceuticals being produced for research and clinical development. Using our phage display technology, we are also developing potential separations products to purify biopharmaceuticals. We are using phage display technology to build a broad portfolio of product candidates that we plan to develop and commercialize either ourselves or with partners. We are further leveraging this technology platform with collaborations and licenses that are structured to generate revenues through research funding, license fees, milestone payments and royalties.

    We plan to continue to invest substantially in programs using our phage display technology to develop biopharmaceutical and other products. We have accumulated losses since inception as we have invested in our businesses. For us to be profitable, we must continue to develop and begin to commercialize biopharmaceuticals, establish additional licenses and collaborative arrangements and achieve greater market penetration for our separations products with new and existing separations products.

BACKGROUND

    Traditional drug discovery has relied on screening thousands of potential biopharmaceutical candidates one at a time. With the advent of modern biology, scientists were better able to identify an individual target and the role that it played in a specific disease. Until recently, however, identifying and isolating the genetic basis of targets was a laborious and time-consuming process. Scientists were limited to several hundred identified human genes and their encoded proteins to use as targets out of the estimated 30,000 total human genes.

    Recent improvements in life science research tools and significant investments of financial and scientific resources have greatly accelerated the identification of human genetic sequence information. Scientists now know the identity of the genes in the human genome. However, with few exceptions, scientists do not know the function of newly discovered genes in health and disease.

    Furthermore, traditional approaches to identifying the genes that cause a disease, producing and purifying the protein products encoded by these genes and screening drug candidate compounds are inadequate to exploit fully the information resulting from the greater number of identified genes. The mapping of the human genome has created a significant potential role for platform technologies directed toward the following:

    - TARGET VALIDATION. The first step in the discovery and development of a biopharmaceutical is to identify a molecular target that is involved in a disease. The binding of a molecule to another molecule, or target, is the mechanism nature uses to modulate biochemical and physiological processes such as cellular growth, differentiation, metabolism and death. When scientists demonstrate that the presence or absence of the target is correlated to the disease state, they conclude that they have validated the target.

    - DISCOVERY OF BIOPHARMACEUTICAL LEADS. Once scientists identify and validate a disease target, they search for a compound that will bind to this target to achieve a desired effect. In order for a binding compound to be considered a promising biopharmaceutical product candidate it must have a high degree of specificity, which means it can distinguish between the correct target and other closely related molecules. The compound must also bind tightly to the target under appropriate physiological conditions, which is referred to as affinity. To a great extent, the safety and efficacy of a biopharmaceutical product depends on its affinity and specificity for the disease target. Scientists use several drug discovery technologies to identify product candidates, known as leads, with appropriate affinity and specificity.

    - PURIFICATION OF BIOPHARMACEUTICAL PRODUCTS. Once scientists identify a biopharmaceutical product lead, they use separations processes to purify the desired product for further development and commercialization. Traditional separations processes rely on the physical and chemical characteristics of the product and multiple steps are required to purify it. Typically, biopharmaceutical companies use these same purification steps in both the development of a product, as well as in the commercial manufacture of that product. The purification steps often have the greatest cost impact on the overall manufacturing process.

    To help solve these needs, new platform technologies are required to validate targets rapidly, discover biopharmaceutical leads with appropriate specificity and affinity, and improve purification processes. We believe that phage display offers significant advantages over other technologies for addressing these challenges.

OTHER DRUG DISCOVERY TECHNOLOGIES

    Scientists use several technology platforms to address the need for rapid drug discovery, including combinatorial chemistry, single target high throughput screening and monoclonal antibodies. These technology platforms play important, though specific, roles in accelerating the productivity and effectiveness of drug discovery and are likely to continue to be used into the foreseeable future.

    COMBINATORIAL CHEMISTRY. Combinatorial chemistry involves the creation of large collections of chemical compounds for identifying leads. Combinatorial chemistry has made possible the synthesis of up to millions of molecules in a shorter period of time than previously possible. Over the last decade, the field of combinatorial chemistry has been augmented by computational approaches to facilitate molecular design and synthesis. While both combinatorial chemistry and computational approaches are useful in drug discovery, they are limited by several significant factors:

    - libraries of these compounds are expensive to produce and screen;

    - library compounds and costly biological reagents are consumed during the screening process; and

    - initial leads rarely have the requisite affinity and specificity and therefore require time-consuming and expensive optimization procedures.

    SINGLE TARGET HIGH THROUGHPUT SCREENING. High throughput screening is a highly automated method used to test large populations of potential drug candidates for activity against a single target. Typically, scientists use automated equipment to add the target to tens of thousands of miniaturized testing vessels, each containing a different compound, to identify those compounds that bind to the target. Scientists then optimize these binding compounds one step at a time using iterative design, synthesis and testing regimens to achieve desired binding affinity and specificity for the target. This process has produced several drug candidates based upon the rapid screening of well-known genetic targets. While this process was acceptable when targets were discovered one at a time, its usefulness is limited now that thousands of potential targets are available.

    MONOCLONAL ANTIBODIES. Antibodies are part of the body's principal defense mechanism against disease-causing organisms. Antibodies recognize and bind to a specific target referred to as an antigen. When bound to a target the antibody triggers physiological processes that protect humans against disease. Antibodies are capable of having high affinity and specificity to their target. A specific antibody that is capable of binding to a specific antigen and is produced by a cell or phage clone is called a monoclonal antibody.

    Historically, mice have been the source of monoclonal antibodies that have been developed into biopharmaceutical products. Although a mouse monoclonal antibody can be produced to bind to a specific antigen, it contains mouse protein sequences that tend to be recognized as foreign by the human immune system, which may impair efficacy or cause life threatening allergic responses in humans. The measure of the immune response that a mouse monoclonal antibody produces in a human is known as its immunogenicity. Using new technical approaches, scientists have been able to replace most of the mouse protein sequences of a mouse antibody with a corresponding human antibody structure to produce monoclonal antibodies that retain the target affinity and specificity of the mouse antibody but do not trigger as extensive of an immune response in humans. Scientists often refer to these antibodies as "humanized" or chimeric monoclonal antibodies. More recently, scientists have specifically engineered laboratory mice to replace mouse antibody genes in the genome of a test group of mice with a portion of the large number of possible human antibody genes. When immunized with a purified target, these "human mice" produce fully human antibodies that bind to the target. Scientists often refer to this process as "human-mouse" technology.

    Combined, these three monoclonal antibody approaches have yielded multiple successes for antibody-based products. There are currently at least eight monoclonal antibodies approved for human therapy, and we estimate that there are over 100 other monoclonal antibodies in clinical trials. These approaches, however, are limited by several significant factors:

    - they typically require at least four to six months to produce an antibody;

    - they are generally able to produce antibodies against only one target per test group of mice at a time;

    - they are limited by the range of product candidates that the mouse immune system can generate, including only a limited number of potential antibodies that bind to a target; and

    - they are not amenable to subsequent specificity and affinity optimization of the identified antibody.

    The abundance of potential disease targets within the human genome emphasizes the need and associated opportunity for a more rapid, high throughput, cost effective process for discovering human antibodies and other new biopharmaceutical lead compounds.

PHAGE DISPLAY

    In the late 1980s, Dyax scientists invented phage display, a novel method to individually display up to tens of billions of peptides and proteins, including human antibodies and enzymes, on the surface of a small bacterial virus called a phage. Using phage display, we are able to produce and search through large collections, or libraries, of peptides and proteins to rapidly identify those compounds that bind with high affinity and high specificity to targets of interest. We describe the technology of phage display in more detail under the caption "Business--Dyax Technology" later in this report.

    Our phage display process generally consists of the following steps:

    - generating one or more phage display libraries;

    - screening new and existing phage display libraries to select binding compounds with high affinity and high specificity; and

    - producing and evaluating the selected binding compounds.

    Scientists can use phage display to improve the speed and cost effectiveness of drug discovery and optimization. Phage display offers important advantages over, and can be used synergistically to improve, other drug discovery technologies such as combinatorial chemistry, single target high throughput screening and monocolonal antibodies, which are currently employed to identify binding proteins. Over the past decade, our scientists, collaborators and licensees have applied this powerful platform technology to a wide range of biopharmaceutical applications. We and our collaborators and licensees are using phage display technology at every stage of the drug discovery process to:

    - identify and determine the function of novel targets;

    - discover biopharmaceutical leads; and

    - purify biopharmaceutical leads and targets for research, development and commercialization.

    ADVANTAGES OF OUR PHAGE DISPLAY TECHNOLOGY IN THERAPEUTIC DRUG
DISCOVERY. We believe our phage display technology has the following advantages over other drug discovery technologies:

    DIVERSITY AND ABUNDANCE. Many of our phage display libraries contain billions of potential binding compounds that are rationally-designed variations of a particular peptide or protein framework. Furthermore, we can isolate a diverse family of genes by including, for example, those that encode human antibodies. The size and diversity of our libraries significantly improve the likelihood of identifying binding compounds with high affinity and high specificity for the target. Once we generate libraries we can reproduce them rapidly and use them for an unlimited number of screenings.

    SPEED AND COST EFFECTIVENESS. We can construct phage display libraries in a few weeks and screen them in a few days to identify binding compounds. Conventional or combinatorial chemistry approaches require between several months and several years to complete this process. Similarly, mouse and human-mouse technologies generally require four to six months to identify a compound. As a result, our phage display technology can significantly reduce the time and expense required to identify a compound with desired binding characteristics.

    PARALLEL SCREENING. In an automated format, we can apply our phage display technology to many targets simultaneously to discover specific, high-affinity compounds, including human monoclonal antibodies, for each target. In contrast, human-mouse antibody technology identifies antibodies that bind to a single target per test group of mice and cannot be automated. Among antibody technologies, phage display is particularly well-suited for genomic applications, due to the large number of gene targets that need to be screened for specific antibodies.

    RAPID OPTIMIZATION. We screen phage display libraries to identify binding compounds with high affinity and high specificity for the desired target and can design and produce successive generations of phage display libraries to further optimize the leads. We have demonstrated between 10- and 100-fold improvement in binding affinity with second generation phage display libraries. This optimization cannot occur with humanized mouse or human-mouse technology and cannot progress as rapidly or with equivalent diversity with combinatorial chemistry.

    COMPLEMENTS OTHER DRUG DISCOVERY TECHNOLOGIES. Phage display works synergistically with other drug discovery technologies, including human-mouse technology and high throughput screening, to improve drug candidate screening. For example, following immunization of "human mice," we can collect the antibody genes from the mice and use them to build a phage display library for rapid screening and optimization of the antibody leads. This process allows for more rapid selection of a highly diverse population of therapeutic human antibodies. High throughput parallel screening can be used to expose multiple targets simultaneously to the diversity of proteins expressed by our phage libraries. This combination of phage display with automated, high throughput screening technology allows a multi-target approach to lead discovery that is more efficient than the traditional single-target approach. The resulting increase in discovery throughput and capacity is advantageous considering the large number of new genomic targets.

    NON-THERAPEUTIC APPLICATIONS OF PHAGE DISPLAY. Our phage display technology has potentially broad applications in a number of other areas:

    AFFINITY SEPARATIONS PRODUCTS. Purification of a biopharmaceutical product is a complex, multi-step process, which can be a time-consuming step in the discovery process and is often the most expensive step in the manufacturing process. We believe that our phage display technology is a powerful tool for developing new separations media that can be designed using small stable compounds known as ligands that have high affinity for the biopharmaceutical product. We believe that this "affinity" purification will be more cost effective and efficient than other purification processes. Affinity purification should be particularly useful for purifying the large number of new biopharmaceutical and diagnostic leads and products resulting from advances in genomics.

    ENZYME ENGINEERING. Enzymes are proteins that accelerate the rate of chemical reactions in a highly specific manner. They are used in a wide range of pharmaceutical and chemical manufacturing processes. To identify novel enzymes, we use phage display to create libraries with millions of variants of an enzyme and screen these libraries to identify novel enzymes that catalyze a desired commercially relevant chemical reaction.

    DIAGNOSTIC AND IMAGING PRODUCTS. Binding compounds are essential to most diagnostic products. Often the binding compounds that we discover for biopharmaceutical and separations targets can be used in diagnostic or imaging to assess therapeutic effectiveness and monitor disease progression. As biopharmaceuticals are being designed more precisely for specific gene targets, the availability of diagnostic methods to detect the relevant gene target will be essential to correctly match patients with appropriate therapy.

OUR BUSINESS STRATEGY

    Our mission is to use phage display to discover and develop novel products focused on major unmet medical needs. We plan to maximize the value of our phage display technology by pursuing both our internal product discovery and development programs and our collaborative arrangements, and by broadly licensing our phage display patents. Our combination of business activities is designed to facilitate the transition of our value creation model from technology to products.

    The following are the principal elements of our business strategy:

    - DISCOVER AND DEVELOP PROPRIETARY BIOPHARMACEUTICAL PRODUCTS. We have developed two proteins, one of which is in Phase II clinical trials in Europe and a second of which has recently successfully completed Phase I clinical trials and is about to enter a Phase II trial in Europe. We are also building an additional pipeline by identifying peptides, proteins and antibodies that may be developed as candidates for the treatment of some inflammatory diseases and cancers. We intend to identify new leads for targets that we discover or license from others. We intend to commercialize these leads ourselves or through collaborative arrangements.

    - LEVERAGE OUR TECHNOLOGY THROUGH BIOPHARMACEUTICAL PRODUCT COLLABORATIONS. We are leveraging our technology through collaborative arrangements with several biotechnology and pharmaceutical companies for the discovery and/or development of biopharmaceuticals, separations and diagnostic leads. We intend to enter into additional collaborative arrangements for new lead discovery, and preclinical and clinical evaluation of our current and future biopharmaceutical leads, while seeking to retain product commercialization rights by field or geographic area.

    - LEVERAGE OUR TECHNOLOGY BY LICENSING OUR PHAGE DISPLAY PATENTS AND LIBRARIES. We are leveraging our phage display patents by licensing them to companies and institutions on a non-exclusive basis to encourage the broad application of our technology. We make some of our phage display libraries in limited fields available to some of our licensees in exchange for technology transfer payments, milestone payments and royalties. We intend to enter into additional license agreements for our phage display patents and libraries.

    - DEVELOP AND MARKET INNOVATIVE SEPARATIONS PRODUCTS. Using phage display, we are developing and intend to market innovative affinity separations products designed to meet the challenges of purifying complex biopharmaceutical products. Through collaborative arrangements with pharmaceutical and biotechnology companies, we are identifying compounds that purify the collaborator's specific biopharmaceutical. We are also developing proprietary affinity separations products for purifying classes of molecules, for example antibodies, that may be used by multiple customers.

    - DEVELOP NOVEL PRODUCTS IN OTHER AREAS USING PHAGE DISPLAY. We are applying our phage display technology to develop diagnostic products for IN VIVO imaging, as well as to engineer novel enzymes with unique chemical specificity that address important market needs. We have identified two diagnostic leads for imaging of inflammation and blood clots in humans, which is known as "IN VIVO" imaging. We have partnered the development of IN VIVO imaging products and may do the same for any industrial enzymes that we discover.

    - CONTINUE TO EXTEND OUR INTELLECTUAL PROPERTY AND TECHNOLOGY. We plan to continue to develop internally and to acquire technology that is complementary to our existing technology. Through our patent licensing program, we will continue to enhance our phage display technology by obtaining access to phage display improvements that our licensees develop.

OUR BIOPHARMACEUTICAL PROGRAMS

    We are using phage display technology internally and through collaborative arrangements to discover and develop biopharmaceutical products. Our product development programs target a number of therapeutic areas, including some inflammatory/autoimmune diseases and cancers.

PULMONARY INFLAMMATORY DISEASE

    EPI-HNE-4. In a number of inflammatory lung diseases, the body secretes an excess of the enzyme known as neutrophil elastase, or elastase. Excess elastase destroys lung tissue. Using phage display, we have discovered a human neutrophil elastase inhibitor, EPI-HNE4. This inhibitor binds to elastase with high affinity and high specificity, suggesting that it may be a potent treatment for lung disease with very few side effects. Our preclinical studies have indicated that EPI-HNE4 may stop the destruction of lung tissue in the following pulmonary diseases:

    - CYSTIC FIBROSIS. There are approximately 55,000 patients in the United States and Europe who suffer from cystic fibrosis. The median survival age of cystic fibrosis patients is approximately 30 years. A genetic mutation causes progressive lung destruction and frequent infections in these patients. Large amounts of elastase are secreted into a chronically infected lung. The elastase directly destroys tissue and initiates a cycle of inflammation and repeated tissue destruction. Current treatments manage symptoms poorly. By blocking elastase, EPI-HNE4 may be the first treatment to retard progressive tissue destruction in cystic fibrosis.

    - CHRONIC OBSTRUCTIVE PULMONARY DISEASES. Approximately 16 million Americans suffer from chronic obstructive pulmonary diseases, which include chronic bronchitis and emphysema. Genetic mutations or inhaled irritants, including cigarette smoke, cause these diseases, which are characterized by a progressive deterioration in lung function. Over $14 billion is spent annually to treat this group of diseases, which is the fourth leading cause of death in the United States. Elastase plays a role in the progressive destruction of lung tissue in these diseases. EPI-HNE4 may block elastase and retard further damage, improving the quality of life and life expectancy for these patients.

    - ASTHMA. Each year, 500,000 of the approximately 15 million asthmatics in the United States are hospitalized for a potentially life-threatening asthma attack. These severe attacks are caused by excessive airway inflammation in response to an allergen. The inflammation leads to elastase release, which directly activates mucous secretion. Mucous secretion results in airway obstruction and potentially death. No current treatment inhibits mucous production. We believe that EPI-HNE4, by inhibiting elastase, may block mucous secretion and reduce the number of life-threatening asthma attacks.

    - ACUTE RESPIRATORY DISTRESS SYNDROME. There are at least 15,000 patients in the United States who suffer from acute respiratory distress syndrome annually, and mortality rates are approximately 40%. Acute respiratory distress syndrome is a severe disease resulting from the introduction of toxins to the lung. Patients rapidly develop a severe inflammatory response to a lung injury. Elastase has been implicated in the rapid pulmonary deterioration of acute respiratory distress syndrome. EPI-HNE4 may block this tissue destruction and may therefore offer a treatment for this disease.

    Our collaborator, Debiopharm S.A., a Swiss pharmaceutical development company, has successfully completed Phase I clinical trials in Europe with EPI-HNE-4 to examine the safety of administering it by aerosol to healthy humans. Debiopharm has recently licensed the compound from Dyax to commercialize the product in Europe for cystic fibrosis and has initiated a Phase II clinical trial in Europe to examine the efficacy and safety of EPI-HNE4 in adult cystic fibrosis patients. We and

Debiopharm then plan to expand into clinical trials for additional indications, which may include chronic obstructive pulmonary disease and acute respiratory distress syndrome.

INFLAMMATORY/AUTOIMMUNE DISEASE

    DX-88. Kallikrein is an enzyme, which is a key component responsible for the regulation of inflammatory and blood clotting responses. Excess kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases. Using phage display, we have discovered DX-88, a high affinity, high specificity inhibitor of human kallikrein. DX-88 being a potent inhibitor may have fewer side effects that could be used to treat:

    - HEREDITARY ANGIOEDEMA. Between 5,000 and 27,000 patients in the United States suffer from hereditary angioedema, which is a genetic disease that causes painful swelling of the larynx, gastrointestinal tract and extremities. Severe swelling of the larynx may require insertion of an air tube into the airway to prevent asphyxiation. In the United States, the only currently available treatment during severe attacks involves pain control or rehydration. Patients are also given synthetic anabolic steroids but these are generally not well tolerated. Researchers believe kallikrein is a primary cause of both the pain and swelling in hereditary angioedema. DX-88, a potent kallikrein inhibitor, may decrease the pain and swelling of acute attacks of hereditary angioedema and therefore provide an effective treatment for this disease.

    - COMPLICATIONS OF CARDIOPULMONARY BYPASS. In the United States there are 500,000 cardiac surgeries which use cardiopulmonary bypass annually. Cardiopulmonary bypass surgery elicits a whole body inflammatory response, which adversely affects the outcome of surgery. Approximately 25% of cardiopulmonary bypass patients have significant post-operative cardiac, pulmonary, coagulative or kidney dysfunction. Kallikrein has been implicated in cardiopulmonary bypass and is thought to cause pathologic inflammation. Aprotinin, a kallikrein inhibitor derived from cattle, is currently approved for use in cardiopulmonary bypass. DX-88 may have benefits over existing therapies, since the compound is derived from a human protein 1,000 times more potent than aprotinin and is more specific for kallikrein. We believe that DX-88 may offer improved outcomes, require lower doses and result in fewer side effects than current treatments.

    - RHEUMATOID ARTHRITIS. Rheumatoid arthritis affects approximately three million patients in the United States. Rheumatoid arthritis is characterized by pain, swelling and stiffness of joints. In most patients, rheumatoid arthritis causes disability due to eventual joint abnormalities. Research has implicated kallikrein in the inflammatory response of rheumatoid arthritis and it is thought to contribute to joint damage. DX-88 may inhibit the inflammatory response in rheumatoid arthritis and inhibit progression of the disease.

    We have successfully completed a Phase I clinical trial to evaluate the safety of intravenous administration of DX-88 in healthy subjects. We have begun enrollment of patients in a Phase II clinical trial in Europe in our lead indication, hereditary angioedema. We plan to expand into additional indications which may include cardiopulmonary bypass surgery and rheumatoid arthritis.

OTHER BIOPHARMACEUTICAL DISCOVERY AND DEVELOPMENT PROGRAMS

    We have discovered HmAb16, a human monoclonal antibody, that targets a unique antigen expressed only on some breast and ovarian cancer cells. We believe that this antibody will bind specifically to tumor cells and can be linked to a toxin or radioisotope to cause tumor cell death. Approximately 170,000 patients are diagnosed annually with breast or ovarian cancer in the United States. We have demonstrated that HmAb16 recognizes breast and ovarian cancer cells IN VITRO. We are currently producing adequate amounts of this antibody for additional testing in animal models of breast and ovarian cancer.

    We have also pursued several additional cancer discovery program leads that we have found using our phage display technology. We discovered EPI PLA2, an inhibitor of plasmin, which we have begun to evaluate in a mouse model of metastatic disease.

    We also plan to pursue other biopharmaceutical discovery programs in the fields of immunology and tumor vasculature biology, among others. These include:
1) tumor specific membrane antigens; 2) membrane targets on immune cells; and
3) enzymes involved in certain diseases.

COLLABORATIONS AND LICENSES

    We are leveraging our phage display technology in biopharmaceuticals, separations and diagnostics through collaborative discovery and development arrangements with biotechnology and pharmaceutical companies and research institutions. These arrangements generally are corporate collaborative partnerships, research technology collaborations or funded discovery projects. We share ongoing development rights and/or obligations with our partners in corporate collaborative partnerships. In our research technology collaborations we combine our phage display technology with the collaborator's discovery technology to enhance the discovery of therapeutic leads. In funded discovery projects, our obligation is usually limited to conducting a discovery project, and we are entitled to milestone and royalty payments if the other party proceeds with development. We expect that we will continue to rely on collaborative partners to fund different product development efforts and new research and development efforts for the foreseeable future. We also generate revenues through licensing our phage display patents and libraries.

THERAPEUTIC COLLABORATIONS

    DEBIOPHARM. On January 24, 2001 we entered into a collaboration and license agreement with Debiopharm S.A. for the commercialization of our neutrophil elastase inhibitor, EPI-HNE-4, for the treatment of cystic fibrosis. This agreement arose out of a prior research and development program that we commenced with Debiopharm in March 1997 for the clinical development of EPI-HNE-4. Debiopharm has successfully completed Phase I clinical trials in Europe and has initiated a Phase II clinical trial in Europe in adult cystic fibrosis patients. Debiopharm will be responsible for funding the clinical development program for Europe and North America. Under our collaboration and license agreement, Debiopharm has exclusive rights to commercialize EPI-HNE-4 in Europe and we have retained the rights to North America and the rest of the world. Should Dyax wish to outlicense the commercialization to a third party outside of Europe, Debiopharm has a first right of refusal to obtain the outlicensing rights. Under this collaboration, we are entitled to receive a percentage of revenues generated by Debiopharm from the commercialization of the cystic fibrosis product in Europe and we will pay Debiopharm a percentage of royalties we receive on product sales outside of Europe. Our collaboration also contemplates developing EPI-HNE4 for use in the treatment of other respiratory diseases. None of the product candidates developed under this collaboration have been approved for sale. Thus, we have neither paid nor received any royalties to date and our future receipts of royalties will depend on future sales of any products that may be developed and approved for sale. The parties' financial obligations to each other on product sales will expire on the later of ten years from the first commercial sale of a product or the life of the patents rights covering the product.

    GENZYME. In October 1998, we entered into a collaboration agreement with Genzyme Corporation for the development of DX-88 as a treatment for hereditary angioedema and other inflammatory diseases. Genzyme will oversee development jointly with us and provide a commercialization plan and exclusive marketing and distribution services for all developed products. We have recently completed a Phase I human clinical trial of DX-88 and have begun enrolling hereditary angioedema patients for a Phase II study in Europe. When we entered into the collaboration, Genzyme provided us with a $3.0 million loan facility and purchased preferred stock for a total purchase price of $3.0 million. After we have funded the first $6.0 million of development and commercialization costs, which we expect to have done by the end of 2001, we will share equally with Genzyme all subsequent development and commercialization costs under this collaboration. We will be entitled to receive potential milestone payments of $10.0 million for the first FDA approved product derived from DX-88, and up to $15.0 million for additional disease indications, as well as 50% of the profits from sales of products developed under this collaboration. The term of this collaboration is perpetual unless terminated by either party with prior written notice or upon a material breach by the other party or immediately upon a change of control or bankruptcy of the other party. We currently anticipate that this collaboration will not terminate until the parties determine that no commercial products will result from the collaboration or, if commercial products are eventually sold, until the sale of those products is no longer profitable. Because the drug discovery and approval process is lengthy and uncertain, we do not expect to be able to determine whether any commercial products will result under this collaboration until the completion of clinical trials.

    HUMAN GENOME SCIENCES, INC. In March 2000, we entered into a collaboration and license agreement with Human Genome Sciences, Inc. Under this agreement HGSI and we are using our phage display technology to identify and optimize product leads that bind to therapeutic targets selected by HGSI. We granted HGSI a non-exclusive license to our phage display technology and compound libraries to create leads that may be used as peptide drugs, human monoclonal antibody drugs and IN VITRO diagnostic products. With the exception of selected IN VIVO imaging rights that will be granted to us, HGSI will retain the rights to all products that result from this collaboration for therapeutic, IN VITRO diagnostic, and research reagents for research use. In exchange, HGSI is required to pay us a minimum of $16.0 million in committed license fees and research funding during the first three years of the five year research term, $6.0 million of which was paid in March 2000. We will also be entitled to receive potential milestone payments of up to $8.0 million per therapeutic product developed by HGSI under this collaboration. We will receive royalties on all products developed by HGSI under the collaboration and will share HGSI's revenues on any of those products that it outlicenses. This agreement will terminate upon the expiration of the last to expire of the parties' royalty obligations under the agreement. The parties' royalty obligations will expire on a country by country and product by product basis on the later of ten years after the first country wide launch of a product or the expiration of the last to expire of the applicable product patents. If, for example, a U.S. patent is issued covering products developed under this agreement, then the royalty obligations will terminate on the earlier of ten years from the date of first commercial sale of a product or twenty years after the patent application filing date. Currently, no products have been developed under this collaboration and no product patent applications have been filed. Either party may terminate this agreement upon failure to pay amounts due for thirty days or upon any material breach if not cured within sixty days.

    AMGEN INC. In February 2000, Amgen entered into a license, technology transfer and technology services agreement with us. Under this agreement, we developed a new phage display library for Amgen. Amgen has a non-exclusive license for some of our other phage display libraries and our phage display patents in the therapeutic field. We have received $1.4 million in license and research fees through December 31, 2000. We will be entitled to receive potential milestone payments of up to $7.0 million depending upon the number of products that are successfully developed. The term of this agreement is the life of the licensed patents unless terminated by Amgen upon 180 days written notice or by either party with thirty days written notice upon a material breach or bankruptcy of the other party. The last to expire of the licensed patents, assuming that all pending patent applications are issued, will expire in 2019.

DIAGNOSTICS IMAGING COLLABORATIONS

    BRACCO GROUP. In November 2000, we entered into a collaboration with Bracco Group to exploit diagnostic imaging and related therapeutic applications of our phage display technology. We granted

Bracco exclusive worldwide rights to our phage display technology for the development of diagnostic imaging products, including the right to develop and commercialize our existing inflammation, cardiovascular and oncology imaging product leads, which Bracco is evaluating. Bracco also has the right to develop diagnostic imaging products using leads that we may subsequently develop that have potential imaging application. Bracco is in the process of completing its evaluation of possible imaging applications for the peptide leads that we have access to through our alliance with The Burnham Institute. We received a $3.0 million up-front licensing fee, and we will receive an additional
$3.0 million per year in research funding over the next three to six years in connection with the performance of research projects aimed at the discovery of product leads for Bracco for which Bracco will have an exclusive license in the imaging field. Subject to Bracco's exclusive rights in the imaging field and a limited option in therapeutics, in favor of Bracco, we have retained ownership rights to the leads we generate during the collaboration and have retained rights for ourselves in therapeutics and other fields. We will also receive development milestones and royalties on Bracco's product sales. Bracco's royalty obligation to us for each product arising out of the collaboration is ten years from the date the product is first launched for sale in each country. Bracco has a right to terminate our collaboration on six months prior notice, which may only be given after the funded research term expires. Either party may terminate the agreement for material breach by the other party if the breach is not cured within sixty days notice.

    EPIX MEDICAL, INC. Prior to forming our relationship with Bracco for imaging, we used our phage display technology to identify peptides for use in blood clot imaging applications under a collaborative agreement with EPIX Medical, Inc. EPIX has the right to develop imaging agents that we discovered under that agreement for the magnetic resonance imaging field and has exclusive commercial rights for that field. We are entitled to receive royalties from sales of any magnetic resonance imaging products. To our knowledge EPIX has not developed any imaging agents in its field.

RESEARCH TECHNOLOGY COLLABORATIONS

    Recently we have begun to leverage our phage display technology through research technology collaborations with biopharmaceutical companies with the goal of building our pipeline of therapeutic leads through the combination of core drug discovery technologies.

    ABGENIX. In January 2001, we entered into a collaboration and license agreement with Abgenix, Inc. to develop new technology for discovering and developing human antibody therapeutics. Under this agreement, we will combine our phage display technology with Abgenix's XenoMouse-TM- to create libraries of human antibody sequences for each party's drug discovery programs. We will share equally with Abgenix the costs of creating the new libraries. Each party will have the right to use for internal research use any antibodies its discovers and each party is entitled to select a number of therapeutic product candidates for product development. If either party develops any antibody product from leads discovered from the libraries, commercialization fees will be paid to the other party.

    XTL BIOPHARMACEUTICALS. In December 2000, we entered into a collaboration agreement with XTL Biopharmaceuticals pursuant to which we will combine our phage display technology with XTL's Trimera technology with the goal of discovering fully human monoclonal antibodies for the treatment of and/or prevention of a selected fungal infection and the treatment of a selected cancer. The parties will share equally the cost of the research projects. The parties may develop and/or commercialize any of the product candidates discovered during the research projects.

PATENT AND LIBRARY LICENSING PROGRAMS

    We have established a broad licensing program of our phage display patents for use in the fields of therapeutics, antibody-based IN VITRO diagnostics and phage display research kits. Through this program, we grant companies and research institutes non-exclusive licenses to practice our phage display patents in their discovery and development efforts in the licensed fields. We also grant licenses to use our phage display libraries in selected fields. Over 50 companies and institutions are now our licensees as a result of these efforts. We believe that the success of our patent licensing program provides support for our patent position in phage display and enhances the usefulness of phage display as an enabling discovery technology. Under these non-exclusive licenses, we have retained rights to practice our phage display technology in all fields. Our license agreements generally provide for signing or technology transfer fees, annual maintenance fees, milestone payments based on successful product development and royalties based on any future product sales. In addition, under the terms of our standard license agreement, most licensees have agreed not to sue us for using phage display improvement patents developed by the licensee that are dominated by our phage display patents. We believe that these covenants allow us to practice enhancements to phage display developed by our licensees.

AFFINITY SEPARATIONS PROJECTS AND COLLABORATIONS

    Purification of biopharmaceutical products is a complex, multi-step process, which can often be rate-limiting in the discovery and development of new biopharmaceuticals and can be the most expensive step in product manufacturing. In conventional chromatography, separations are based on broad physical properties such as size, charge or solubility in water. The types of available, standard chromatography media have changed little in recent years. Chromatographic separations are achieved by selection of the surface chemistry of the media and the solvent composition, so that different molecules exit the column at different times and therefore can be collected in purified form. For a given separation, the available media generally have unpredictable specificity, and researchers have discovered no practical way to modify the existing media to create specific binding to a particular target. Thus, the development of useful separation processes relies on trial and error that is time consuming and labor intensive.

    We believe that our phage display technology is a powerful tool for developing new affinity separations media that can cost-effectively and efficiently purify complex biological therapeutic products. Our phage display technology can be used to generate small, stable binding compounds, known as ligands, that have high affinity and high specificity for the desired biological compound. Since affinity chromatography can typically purify the desired biopharmaceutical in one column, one affinity chromatography column can replace multiple conventional chromatography columns that otherwise would be required. We have developed ligands that bind and release in predetermined conditions that can be used for the purification of biopharmaceuticals. We believe that these new affinity separations products can reduce the time, cost and risk associated with purification at the discovery, development and production scale.

    We have successfully completed funded affinity separations discovery projects for Genetics Institute and HGSI. In these types of discovery projects we seek to identify one or more potential binding compounds that can be attached to separations media for development into affinity separations products for purification of designated therapeutic products. To date, we have discovered affinity ligands for such products as a viral vaccine, tissue plasminogen activator also known as tPA, a recombinant blood product, blood cells and transgenic animal and plant products. We have delivered affinity separations products containing phage display derived affinity ligands for testing and evaluation by the project sponsor. Genetics Institute and HGSI have each entered into a license with us to use the ligand that we developed in their discovery project for purification of a recombinant blood factor product for treating hemophilia, in Genetics Institute's case, and BlyS, in HGSI's case. Under both of these license agreements, we will be entitled to commercial milestones and product royalties for product purified using our ligand. We are continuing to seek collaborative partners in the discovery and development of affinity separations products. We also have a funded affinity separations collaboration with Amersham Pharmacia Biotech. To date, we have received $1.5 million in prepaid royalties under this agreement.

    In addition to our custom-designed affinity separations products program, we are developing proprietary affinity separations products. We believe that these products will have applications in research as well as in the process and manufacturing markets. We are developing products in a four-year collaborative arrangement that we entered into with CropTech in October 1997. The agreement was entered into in connection with a $4.3 million Advanced Technology Program grant from the National Institute of Standards and Technology. Under the agreement, CropTech agreed to use its transgenic plant technology to develop novel expression systems for these therapeutic products, and we agreed to use phage display technology to develop affinity separations systems for use in purifying the protein and peptide products. Either party may terminate this agreement upon three months written notice or upon a material breach if not cured within sixty days.

INDUSTRIAL ENZYME COLLABORATION

    Enzymes are naturally occurring proteins that catalyze or accelerate the rate of chemical reactions in a highly specific manner. Because of their catalytic efficiency, enzymes are used in many commercially important pharmaceutical and chemical processes. Enzymatic processes are often less expensive and involve fewer potential environmental contaminants than chemical processes. Naturally occurring enzymes with the required chemical specificity have not been identified for many potential applications. In addition, current techniques for altering the chemical specificity of an enzyme are costly and inefficient.

    Phage display can be used to engineer novel enzymes with new chemical specificity. We believe that these novel enzymes can be used in a wide range of commercial opportunities. Our current enzyme engineering program is being conducted pursuant to an agreement with the National Institute of Standards and Technology. That program is focused on developing enzymes which can be used in the process for making intermediate chemical compounds, or building blocks, that are required in the manufacture of drugs. Under our agreement, we have retained rights to all products and technology developed. The National Institute of Standards and Technology has agreed to reimburse all of the direct expenses incurred under the program. We have received $1.1 million in research funding under this agreement through December 31, 2000. This three year agreement may be terminated by the mutual consent of the parties or by the National Institute of Standards and Technology if it determines that the purpose of the grant can no longer be served or if it determines that we have not complied with material terms of the grant.

BIOTAGE SEPARATIONS PRODUCTS

    Purification of a pharmaceutical product is a complex, multi-step process, which can often be the most expensive and time-consuming step in product manufacturing. A widely used separations technology, chromatography is used for purification during the discovery, development and manufacture of a pharmaceutical product. Chromatography separates molecules in a liquid mixture by making use of the different rates at which the molecules in the solution accumulate on the surface of another material known as separations media. In this technology, the molecules in solution pass through a chamber, or column, packed with separations media. The migration rates of different molecules through the column vary due to differences in the strength of binding interactions with the media in the column. This differential separation of molecules can be used to purify a desired product.

    We develop, manufacture and sell chromatography separations systems and consumables through our Biotage subsidiary under the Biotage trade name. Our customers use our systems and consumables in separations processes from the discovery scale, where small amounts of a compound are purified for research work, through the preparative and production scales, where a product is manufactured for commercialization. We have designed our FLASH and BioFLASH systems to use prepacked cartridges at all of these scales for a wide range of chemical and biological materials. Our customers in the pharmaceutical industry use our Parallex, Flex and Quad systems for parallel high throughput purification of synthetic organic molecules, synthetic peptides, DNA diagnostics and natural products. We customize our Proprep systems to meet the requirements of development and manufacturing scale chromatography applications for the production of biologics. We are a leading developer and manufacturer of chromatography systems that use disposable cartridges to purify pharmaceuticals being produced for research and clinical development. Our prepacked, disposable cartridges can be packed with a wide range of separations, or chromatography, media from a variety of sources. We believe that cartridge-based chromatography systems provide competitive advantages to our customers compared to manually packed systems, including:

    - greater speed and convenience;

    - lower cost due to less labor and reduced solvent use;

    - improved safety by minimizing exposure of production personnel to media and hazardous solvents; and

    - reproducible performance.

    The following table summarizes our principal chromatography products:

PRODUCTS                MARKET SEGMENT        PRICE RANGE           APPLICATIONS        REPRESENTATIVE CUSTOMERS
- --------               -----------------   ------------------   ---------------------   ------------------------
BioFLASH and Proprep   Biopharmaceutical   $30,000 - $500,000   Protein and peptide      Applied BioSystems
systems                discovery and                            purification             Genetech
                       production                               Antibody purification    Merck
                                                                                         Genzyme

FLASH systems          Pharmaceutical       $2,000 - $250,000   Novel compound           Pfizer
Parallax, Flex and     discovery                                purification             Glazo SmithKline
Quad systems                                                    High throughput          Eli Lily
                                                                compound purification    Astra-Zeneca
                                                                Natural products         Merck
                                                                                         Bristol Meyers Squibb

Production FLASH       Pharmaceutical      $60,000 - $975,000   Production scale         Merck
systems                production                               purification             Schering Plough
Kiloprep systems                                                Antibodies and DNA       Genprobe
                                                                diagnostics              Bachem

FLASH, BioFLASH and    Pre-packed               $6 -  $15,000   Disposable cartridges    Most Biotage system
Kiloprep cartridges    disposable                               for use on all           customers
                       cartridges for                           Biotage systems
                       all Biotage
                       systems

DYAX TECHNOLOGY

    Molecular binding is the key to the function of most biopharmaceutical, diagnostic, industrial enzyme and separations products. The binding of a molecule to a target is the mechanism nature uses to modulate biochemical and physiological processes such as cellular growth, differentiation, metabolism and death. To effect these processes, naturally occurring binding molecules typically distinguish between the correct target and other closely related molecules, called specificity, and bind tightly to the target, called affinity, under appropriate physiological conditions. Biopharmaceutical and diagnostic products bind to targets, including cellular receptors and enzymes, to achieve a desired effect, and are generally selected for their binding affinity and specificity for the target. Binding also plays a significant role in the separations products used to purify material for the development and manufacture of a therapeutic product.

PHAGE DISPLAY

    Living organisms, such as viruses, have the ability to display a foreign gene product, or protein, on their surfaces. Based on this ability of organisms to display proteins, our scientists developed our patented phage display technology for displaying large collections of proteins on filamentous "phage," a virus that infects laboratory bacteria. Our phage display technology is a broadly adopted method to display and select proteins with desired binding properties. Phage display is used to select peptides or proteins that bind to one or more targets of interest. The selection is made from a diverse set of up to tens of billions of peptides or proteins displayed on the surface of bacterial viruses, bacteriophage, known commonly as "phage." Our phage display process generally consists of the following steps:

    GENERATING A PHAGE DISPLAY LIBRARY. The generation of a phage display library is based upon a single protein framework and contains tens of billions of variations of this protein. The first step in generating a library is the selection of the protein framework upon which the library will be created. This selection is based on desired product properties, such as structure, size, stability, or lack of immunogenicity. Scientists then determine which amino acids in the framework will be varied, but they do not vary amino acids that contribute to the chosen protein framework. The scientists also control the exact numbers and types of different amino acids that are varied, so that the resulting phage display library consists of a diverse set of chemical entities, each of which retains the desired physical and chemical properties of the original framework.

    The next step is to create a collection of genes that encode the designed variations of the framework protein. Scientists can easily generate diverse collections of up to hundreds of millions of different synthetic DNA sequences. Each new DNA sequence, or gene, encodes a single protein sequence that will be displayed on the surface of the individual phage that contain this gene. The scientists combine the new DNA sequences with phage genome DNA and certain enzymes so that the new DNA is inserted into a specific location of the phage genome. The result is that the encoded protein is displayed on the phage surface as a fusion to one of the existing naturally occurring phage proteins. The phage is a physical link between the displayed protein and its gene.

    In addition to the creation of synthetic DNA sequences for a phage display library, scientists can also use naturally occurring genes, such as cDNA, which are sequences that represent all of the expressed genes in a cell or organism, as sources of the genes for a library. Our scientists have also inserted genes from antibody expressing human cells into the phage genome. Using these genes, we have constructed phage display libraries that express millions of different human antibodies on the phage surface. From one of these libraries, we can select individual antibody fragments and use them to build highly specific human monoclonal antibodies. Using this process, monoclonal antibodies can be identified in a few weeks.

    The scientist then transfers the new phage genome into laboratory bacteria, where the phage genome directs the bacterial cells to produce thousands of copies of each new phage. The resulting collection of phage is the phage display library. Because scientists can reproduce the phage display library by infecting a new culture of laboratory bacteria to produce millions of additional copies of each phage, they can use libraries for a potentially unlimited number of screenings.

    SCREENING PHAGE DISPLAY LIBRARIES. Once scientists have generated a phage display library they can select binding compounds with high affinity and high specificity by exposing the library to specified targets of interest and isolating the phage that display compounds that bind to the target. For certain applications of phage display, such as separations, scientists can design the binding and release conditions into the selection. Each individual phage contains the gene encoding one potential binding compound, and when its displayed protein is selected in the screening procedure, it can be retrieved and amplified by growth in laboratory bacteria.

    To screen a phage display library, the scientist exposes the library to the target under desired binding conditions. The target is normally attached to a fixed surface, such as the bottom of a tube, or a bead, allowing recovery of phage that do not express binding compounds that recognize the target. Once these unbound phage are washed away, the phage containing the selected binding compounds can be released from the target. Since the phage are still viable, they can be amplified rapidly by again infecting bacteria with them. The phage's capacity to replicate itself is an important feature that makes it particularly well-suited for rapid discovery of specific binding compounds. Scientists can amplify a single phage by injecting it into standard laboratory bacteria to produce millions of identical copies in one day.

    If the affinity of the compounds identified in an initial screening is not sufficiently high, information derived from the binding compounds identified in the initial screening can be used to design a new focused library. The binding and screening of a second generation library, known as affinity maturation, can lead to increases of 10- to 100-fold in the affinity of the binding compounds for the target.

    EVALUATION OF SELECTED BINDING COMPOUNDS. Screening phage display libraries generally results in the identification of one or more groups of related binding compounds such as peptides, antibodies or enzymes. These groups of compounds are valuable in providing information about which chemical features are necessary for binding to the target with affinity and specificity, as well as which features can be altered without affecting binding. Using DNA sequencing, scientists can determine the amino acid sequences of the binding compounds and identify the essential components of desired binding properties by comparing similarities and differences in such sequences. If desired, scientists can further optimize the binding compounds by building additional phage display libraries based on these key components and repeating this process. We can complete the entire selection process in several weeks. Scientists can produce small amounts of the binding compound by growing and purifying the phage. For production of larger amounts, scientists can remove the gene from the phage DNA and place it into a standard recombinant protein expression system. Alternatively, if the identified binding compound is sufficiently small, scientists can chemically synthesize it. These binding compounds can be evaluated for desired properties including affinity, specificity and stability under conditions that will be encountered during its intended use. From each group of compounds, scientists can identify, develop and test a lead with desired properties as a biopharmaceutical, diagnostic or affinity separations product.

    The entire phage display process is nearly identical whether scientists are searching for a product to be used for biopharmaceuticals, diagnostics and/or separations, which allows for an efficient use of scientific resources across a broad array of phage display applications. In addition, in some instances a single binding compound may be used as a biopharmaceutical, diagnostic and/or separations product.

OTHER TECHNOLOGIES

    ENZYME TECHNOLOGY. The catalytic properties of enzymes are controlled by the binding interactions of these proteins with the molecules on which they act, called substrates. Our phage display technology is a powerful tool to engineer proteins with desired binding properties. In order to apply phage display to the engineering of enzymes, we have produced phage libraries displaying enzymes in which the substrate binding sites have been varied. We can rapidly screen these libraries to find novel enzymes that bind to and convert the desired substrate. We have developed several libraries and additional libraries are planned. We believe that enzymes produced through our phage display technology will enable the production of new molecules for the pharmaceutical industry.

COMPETITION

    We compete in industries characterized by intense competition and rapid technological change. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our technologies or potential products obsolete or non-competitive.

    Our phage display technology is one of several technologies available to generate libraries of compounds that can be used to discover and develop new products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify molecules that bind to a desired target are combinatorial chemistry, single target high throughput screening and antibody technologies. Further, we license our phage display patents and libraries to other parties in the fields of therapeutic and antibody-based IN VITRO diagnostic products on a non-exclusive basis, and, therefore, our licensees may compete with us in the development of specific therapeutic and diagnostic products.

    We are aware of several pharmaceutical and biotechnology companies that use in their own operations combinatorial chemistry, single target high throughput screening or peptide or antibody technologies to identify molecules that bind to a desired target. In addition, a number of companies are in the business of providing access to these technology platforms and performing research for other companies. For example, our patent licensees, Cambridge Antibody Technology Group plc, Morphosys AG and Biosite Diagnostics Inc., provide research services in the field of phage display. These three companies, as well as Abgenix, Inc., Medarex, Inc. and Protein Design Labs, Inc., provide antibody services.

    Our biopharmaceutical leads under development are expected to address one or more indications in the biopharmaceutical market. We will face significant competition in this market. Also, several companies are using conventional antibody technology and other means to identify products for use as imaging agents, which may compete with any future imaging products that Bracco may develop using our leads. Our goal is to focus our development efforts on selected disease markets in which we believe there is an unmet need.

    Chromatography is only one of several types of separations processes, including centrifugation and filtration, used in the manufacture of biopharmaceutical products. Biotage will continue to face intense competition from other suppliers of separations products. The principal competitors in Biotage's existing product markets include Millipore Corporation, Isco, Inc. and Gilson, Inc. In addition, many pharmaceutical companies have historically assembled their own chromatography systems and hand-packed their own cartridges. Biotage's principal competitor in the prepacked disposable cartridge market where it markets its FLASH and BioFLASH cartridges is Isco, which has started selling non-interchangeable cartridges. Others may be able to use conventional or combinatorial chemistry approaches, or develop new technology, to identify binding molecules for use in separating and purifying products.

PATENTS AND PROPRIETARY RIGHTS

    Our success is significantly dependent upon our ability to obtain patent protection for our products and technologies, to defend and enforce our issued patents, including patents related to phage display, and to avoid the infringement of patents issued to others. Our policy generally is to file for patent protection on methods and technology useful for the display of binding molecules, on biopharmaceutical, diagnostic and separation product candidates, and on chromatography product improvements and applications.

    Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications for phage display include U.S. Patent Nos. 5,837,500, which expires June 29, 2010, 5,571,698, which expires June 29, 2010,
5,403,484, which expires April 4, 2012 and 5,223,409, which expires June 29, 2010, European Patent No. 436,597, which expires September 1, 2009, issued patents in Canada and Israel, and pending patent applications in the United States and other countries. These phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

    For our therapeutic and affinity products, we file for patent protection on groups of peptides, proteins and antibody compounds we identify using phage display. These patent rights now include U.S. Patent No. 5,666,143, which expires September 2, 2014, claiming sequences of peptides that have neutrophil elastase inhibitory activity, including the sequence for EPI-HNE4; and U.S. Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, and 6,057,287, which expires August 18, 2015, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides.

    To protect our chromatography separations products, we rely primarily upon trade secrets and know-how, as well as the experience and skill of our technical personnel. We also have several patents and patent applications claiming specific inventions relating to our proprietary chromatography systems and cartridges.

    There are no legal challenges to our phage display patent rights or our other patent rights now pending in the United States, but we cannot assure you that a challenge will not be brought in the future. We plan to protect our patent rights in a manner consistent with our product development and business strategies. If we bring legal action against an alleged infringer of any of our patents, we expect the alleged infringer to claim that our patent is invalid, not infringed, or not enforceable for one or more reasons, thus subjecting that patent to a judicial determination of infringement, validity and enforceability. In addition, in certain situations, an alleged infringer could seek a declaratory judgment of non-infringement, invalidity or unenforceability of one or more of our patents. We cannot assure you that we will have sufficient resources to enforce or defend our patents against any such challenges or that a challenge will not result in an adverse judgment against us or the loss of one or more of our patents. Uncertainties resulting from the initiation and continuation of any patent or related litigation, including those involving our patent rights, could have a material adverse effect on our ability to maintain and expand our licensing program and collaborations, and to compete in the marketplace.

    Our first phage display patent in Europe, European Patent No. 436,597, was opposed by two parties in late 1997. The oppositions primarily relate to whether the written description of the inventions in our European patent is sufficient under European patent law. A hearing on these oppositions was held on April 6, 2000 and our patent was revoked. We have appealed this decision to the Technical Board of Appeals. This appeal suspends the Opposition Division's decision and reinstates our patent pending the decision of the Technical Board of Appeals. Although we will be able to enforce this patent during the appeal, any infringement action we file will likely be stayed pending the results of the appeal. The appeal could take several years to resolve. We also have a second patent application related to our phage display technology pending in the European Patent Office. During the continued prosecution of this application, the Examining Division will consider the grounds on which the Opposition Division revoked our first patent. We cannot assure you that we will prevail in the appeal proceedings or during prosecution of our second European patent application or in any other opposition or litigation contesting the validity or scope of our European patents. We will not be able to prevent other parties from using our phage display technology in Europe if we are not successful in the reinstatement of our first European patent or if the European Patent Office does not grant us another patent that we can maintain after any opposition.

    Our phage display patent rights are central to our non-exclusive patent licensing program. We offer non-exclusive licenses under our phage display patent rights to companies and non-profit institutes in the fields of therapeutics and IN VITRO diagnostics. In jurisdictions where we have not applied for, obtained or maintained patent rights, we will be unable to prevent others from developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we cannot assure you that we will be able to prevent others from selling or importing products or technologies derived using phage display.

    Presently, we are engaged in a United States court proceeding relating to patents owned by a third party. George Pieczenik and I.C. Technologies
America, Inc. sued us in New York for patent infringement of United States patents 5,866,363, 4,528,266 and 4,359,535. The complaint was dismissed for lack of jurisdiction and the plaintiffs have filed an appeal, which is pending. On July 12, 2000, the plaintiffs filed the complaint against us in the United States District Court in Massachusetts alleging infringement of the same three patents that were at issue in the New York case. Discovery is currently underway in the Massachusetts case concerning issues of claim construction. Although we cannot predict the outcome of this litigation, we believe that the lawsuit is unlikely to have a material adverse effect on our business.

    We are aware that other parties have patents and pending applications to various products and processes relating to phage display technology. Through licensing our phage display patent rights, we have secured a limited ability to practice under some of the third party patent rights relating to phage display technology. These rights are a result of our standard license agreement, which contains a covenant by the licensee that it will not sue us under the licensee's phage display improvement patents. In addition, we may seek affirmative rights of license or ownership under patent rights relating to phage display technology owned by other parties. If we are unable to obtain and maintain such covenants and licenses on reasonable terms it could have a material adverse effect on our business.

    We have filed, and in the future we may file more, oppositions or other challenges to patents issued to others. To date, we have filed oppositions against two European patents relating to the phage display field. In the first of these oppositions, the Opposition Division maintained the opposed patent in amended form. In the second opposition, the Opposition Division revoked the patent and the patentee has appealed this decision. We do not believe these European patents cover any of our present activities, but we cannot predict whether the claims in these patents may, in their current or future form, cover our future activities. If any of these patents do cover any of our activities, then our activities in Europe may be affected unless licenses are available to them on reasonable terms.

    Patent positions are complex in the fields of biotechnology, biopharmaceutical and diagnostic products and separation processes and products. In order for us to commercialize a process or product, we may need to license the patent rights of other parties. We are aware of certain patents for which we may need to obtain licenses to commercialize some of our products and technologies. While we believe that we will be able to obtain such licenses, we cannot assure you that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products.

    In all of our activities, we substantially rely on proprietary materials and information, trade secrets and know-how to conduct research and development activities and to attract and retain collaborative partners, licensees and customers. Although we take steps to protect these materials and information, including through the use of confidentiality and other agreements with our employees, consultants and in academic and commercial relationships, we cannot assure you that these steps will be adequate, that these agreements will not be violated, that there will be an available or sufficient remedy for any such violation or that others will not also develop similar proprietary information.

GOVERNMENT REGULATION

    The production and marketing of any of our future biopharmaceutical or diagnostic products will be subject to numerous governmental laws and regulations on safety, effectiveness and quality, both in the United States and in other countries where we intend to sell the products. In addition, our research and development activities in the United States are subject to various health and safety, employment and other laws and regulations.

UNITED STATES FDA APPROVAL

    In the United States, the U.S. Food & Drug Administration subjects products intended for IN VITRO diagnostic use and IN VIVO diagnostic and therapeutic use in humans to rigorous regulation. In addition, products intended for use in the manufacture of these products, such as separations equipment, are subject to certain FDA manufacture and quality standards.

    The steps required before a new pharmaceutical or IN VIVO diagnostic product can be sold in the United States include:

    - preclinical tests;

    - submission of an Investigative New Drug Application to the FDA which must become effective before initial human clinical testing can begin;

    - human clinical trials to establish safety and effectiveness of the product, which normally occurs in three phases monitored by the FDA;

    - submission and approval by the FDA of a New Drug or Biologics License Application; and

    - compliance with the FDA's Good Manufacturing Practices regulations and facility and equipment validation and inspection.

    The requirements for testing and approval for IN VITRO diagnostic products may be somewhat less onerous than for pharmaceutical products, but similar steps are required. All our biopharmaceutical or diagnostic product leads, including our neutrophil elastase inhibitor, EPI-HNE-4, our plasma kallikrein inhibitor DX-88, or the pharmaceutical and diagnostic products of our collaborators and licensees, will need to complete successfully the FDA-required testing and approvals.

    Some of our separations products are intended for use in the manufacturing processes of clinical grade and commercial grade therapeutic and diagnostic products. These separations products, therefore, must be manufactured and delivered in accordance with Good Manufacturing Practices requirements, and other applicable rules and regulations. The customer may also be required to comply with other quality and inspection regulations prior to use. We have not yet produced any separations products under Good Manufacturing Practices conditions. There can be no assurance that we or our customers will be successful in complying with FDA and other regulations to permit the full clinical and commercial use of our separations products.

FOREIGN REGULATORY APPROVAL

    In many countries outside the United States governmental authorities similar to the FDA must approve the testing and marketing of pharmaceutical and diagnostic products. These approval procedures vary from country to country and can involve additional testing. The time required may differ from that required for FDA approval. Although there are some procedures for unified filings for some European countries with the sponsorship of the country which first granted marketing approval, in general each country has its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed. In Europe, for example, marketing authorizations, which may apply to our products and our collaborators and licensees, may be submitted at a centralized, a decentralized or a national level. The centralized procedure is mandatory for the approval of biotechnology products and provides for the grant of a single marketing authorization, which is valid in all European Union member states. As of January 1995, a mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the centralized procedure. Additionally, national laws of European Community member states govern clinical trials, manufacturing procedures, advertising and promotion and pricing and reimbursement. The export of unapproved products to foreign countries for testing, approval, or marketing is subject to United States law and that of the importing country, and may require FDA approval.

ENVIRONMENTAL, HEALTH, SAFETY AND OTHER REGULATIONS

    In addition to the laws and regulations that apply to the development, manufacture and sale of our products, our operations are subject to numerous foreign, federal, state and local laws and regulations. Our research and development activities involve the controlled use, storage, handling and disposal of hazardous materials, chemicals and radioactive compounds and, as a result, we are required to comply with regulations and standards of the Occupational Safety and Health Act, Nuclear Regulatory Commission and other safety and environmental laws. Although we believe that our activities currently comply with all applicable laws and regulations, the risk of accidental contamination or injury cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, which could have a material adverse affect on our business, financial condition and results of operations.

MANUFACTURING

    We manufacture and sell chromatography systems and cartridges through our Biotage subsidiary. Subcontractors manufacture components for chromatography systems to our specifications. We purchase commercial media for certain prepacked cartridges, which we repack and sell in disposable cartridges. A small number of components of our chromatography systems are currently purchased from single sources. However, we believe that alternative sources for these components are readily available, if necessary, and that we will be able to enter into acceptable agreements to obtain these components from such alternate sources at similar costs with only a temporary disruption or delay in production.

    For our new affinity separations products, we may supply separations media containing phage display-derived affinity ligands directly to customers and collaborative partners, and may from time to time license a third party to supply its own requirements. For those affinity separations products which we are developing for use in a customer's or collaborative partner's clinical or commercial manufacturing processes, we will need to manufacture the products under highly controlled conditions. We have not yet established a facility to manufacture affinity separations products under these conditions, and we may not be able to do so by the time such facility is needed. We are currently contracting the production of affinity ligands from manufacturers who have appropriate facilities; however, should this situation change, our inability to obtain these components could have a material adverse effect on our business, financial condition or results of operations.

    In addition, we currently plan to rely on third party manufacturers for production of our biopharmaceutical leads for both development and commercial quantities. We are currently contracting the production of DX-88 from manufacturers who have facilities that comply with Good Manufacturing Practices. We cannot assure you that these third parties will be able to complete successfully on our behalf the required preclinical studies, clinical development, regulatory approval, manufacturing and marketing of any such biopharmaceutical products.

SALES AND MARKETING

    For the biopharmaceutical and diagnostic products that result from our research and development efforts, we primarily plan to commercialize these products through licensing, marketing, offering and other arrangements with pharmaceutical and diagnostic companies. For any product that we intend to market and sell ourselves, we do not expect to establish direct sales capability until shortly before the products are approved for commercial sale. Our Biotage separations business has a sales and marketing group of 27 people in the United States, Europe and Japan. We also sell these products via distributors. In selected countries we sell Biotage products via independent distributors. As new products are introduced and the market for our Biotage products grows, we anticipate increasing our direct marketing and sales capacity.

    For the custom affinity separations products business, we have ongoing marketing efforts to develop new collaborative arrangements. For other affinity ligand products that we may develop outside of a collaborative arrangement, we plan to market and sell the ligands or rights to the ligands, either as stand-alone products or integrated with separations media and equipment, through a combination of direct sales, distributors and other marketing arrangements.

EMPLOYEES

    As of December 31, 2000, we had 186 employees, including 39 with Ph.Ds. Approximately 80 of our employees are in research and development, 31 in manufacturing, 42 in sales and marketing and 33 in administration. Our workforce is predominantly non-unionized, and we believe that our relations with employees are good.

ITEM 1A.  EXECUTIVE OFFICERS OF THE COMPANY

    The current executive officers of the Company are as follows:

NAME                                          AGE                       POSITION
- ----                                        --------   ------------------------------------------
Henry E. Blair............................     57      Chairman of the Board, President and Chief
                                                       Executive Officer
Gregory D. Phelps.........................     52      Vice Chairman of the Board
Stephen S. Galliker.......................     54      Executive Vice President, Finance and
                                                       Administration, and Chief Financial
                                                       Officer
Scott C. Chappel, Ph.D....................     50      Executive Vice President of Research and
                                                       Technology
David B. Patteson.........................     45      Executive Vice President, Separations
                                                       Division, President of Biotage, Inc.
Robert Charles Ladner, Ph.D...............     56      Senior Vice President and Chief Science
                                                       Officer

    HENRY E. BLAIR has served as the Chairman of the Board and President of Dyax since the merger of Protein Engineering Corporation with Dyax in August 1995 and as acting Chief Executive Officer from August 1995 until his appointment as Chief Executive Officer in April 1997. He also served as a director and officer of Dyax since its formation in 1989. Mr. Blair is also a director of and consultant to Genzyme Corporation, a biotechnology company, which he co-founded in 1981. Mr. Blair also co-founded Biocode, Inc. and GelTex
Pharmaceuticals, Inc. In addition, he is a director of Genzyme Transgenics Corporation and a member of the Board of Overseers at both Tufts University School of Medicine and the Lahey Hitchcock Clinic.

    GREGORY D. PHELPS has been Vice Chairman and a director of Dyax since August 1998. Mr. Phelps was an executive officer of Genzyme from 1991 to 1997, most recently as Executive Vice President. At Genzyme, he supervised the company's therapeutics business, research and development and corporate development activities. Mr. Phelps served as Chief Executive Officer of Viagene, Inc., a biotechnology company, from 1988 to 1990. Mr. Phelps presently serves as a director of Ostex International, Inc.

    STEPHEN S. GALLIKER has served Dyax as Executive Vice President, Finance and Administration, and Chief Financial Officer since September 1999. He was Chief Financial Officer of Excel Switching Corporation, a developer and manufacturer of open switching platforms for telecommunications networks, from July 1996 to September 1999 and was Excel's Vice President, Finance and Administration from September 1997. Mr. Galliker was employed by Ultracision, Inc., a developer and manufacturer of ultrasonically powered surgical instruments from September 1992 to June 1996. At Ultracision, Inc., Mr. Galliker was Chief Financial Officer and Vice President of Finance until November 1995 and Chief Operating Officer from December 1995 to June 1996.

    SCOTT C. CHAPPEL, PH.D. has served as Executive Vice President of Research and Technology since March 2001, prior to which he was Senior Vice President, Research since he joined Dyax in June, 1999. Prior to Dyax, Dr. Chappel was Chief Scientist at Serono Inc., a biotechnology company, from 1995-1999. From 1991-1994, he served as Chief Scientific Officer at Diacrin, Inc., a biotechnology company. Dr. Chappel was Vice President of Research for Serono from 1989-1991.

    DAVID B. PATTESON has been Executive Vice President of the Separations Division since March 2001 and President of Biotage, Inc. since its formation in October 2000. He joined Dyax in November 1998 as Senior Vice President and President of Biotage Products, Separations Division. From 1994 until he joined Dyax, Mr. Patteson was an executive at Siebe plc, a diversified engineering and electronics company, most recently as Vice President and General Manager, Siebe Measurement and Controls Division. Prior to joining Siebe, Mr. Patteson was President of Perstorp Analytical, Inc., a laboratory and process analytical instruments company.

    ROBERT CHARLES LADNER, PH.D. joined Dyax as Senior Vice President and Chief Science Officer in August 1995. He was a co-founder of Protein Engineering Corporation where he served as Senior Vice President and Scientific Director from 1987 until its merger with Dyax. Previously, Dr. Ladner served as Senior Scientist of Genex Corp., where he was an inventor of single chain antibodies.

ITEM 2.  PROPERTIES

    We currently lease and occupy 25,326 square feet of laboratory and office space in Cambridge, Massachusetts under two leases, as well as 28,200 square feet of manufacturing, office and storage space in Charlottesville, Virginia. The leases for the Cambridge facilities expire in December 2001 and June 2001 with monthly options to extend the latter through June 2002. The lease for the Charlottesville facility expires in April 2002. Biotage, Inc. is under contract to purchase approximately 6 acres of land in Charlottesville, VA on which it will build a 50,000 square foot facility to support all of Biotage's activities in Charlottesville. We plan to occupy the facility by mid-2002. Biotage also leases approximately 4,000 square feet of office space in the United Kingdom and a small facility in Japan to support marketing efforts for the Biotage products. Dyax maintains 3,100 square feet of laboratory and office space in the Netherlands to support its research efforts. We believe that our current space plans are adequate for our needs through 2001 and that we will be able to obtain additional space, as needed, on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    Except for the proceedings described in Item 1, "Business--Patents and Proprietary Rights", which is incorporated into this item by this reference, we are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

    Our common stock is traded on The Nasdaq National Market under the symbol DYAX. At March 26, 2001, there were 19,124,250 shares of our common stock outstanding, which were held by approximately 370 common stockholders of record, and consist of approximately 1,300 beneficial owners.

    The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported on the Nasdaq National Market:

                                                                HIGH       LOW
                                                              --------   --------
Fiscal year ended December 31, 2000:
  Third Quarter (beginning August 15, 2000).................   $45.31     $18.50
  Fourth Quarter............................................   $54.12     $16.50

    We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, for use in our business and therefore do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

    On August 14, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-37394) in connection with the initial public offering of our common stock. J.P. Morgan & Co., Lehman Brothers and Pacific Growth Equities, Inc. served as managing underwriters of the offering.

    On August 18, 2000, we sold 4,600,000 shares of our common stock (including 600,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $15.00 per share to the underwriters. The offering terminated with the sale of all of the securities that were registered. We received net proceeds in the initial public offering of approximately $62,350,000, net of underwriter commissions of approximately $4,830,000 and other offering costs of approximately $1,820,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From August 18, 2000 through December 31, 2000, we used approximately $2.4 million to fund operating activities, $933,000 for the purchase of equipment and we hold the remaining proceeds in cash and cash equivalents.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                                                DECEMBER 31,
                                          ---------------------------------------------------------
                                            2000        1999        1998        1997        1996
IN THOUSANDS, EXCEPT PER SHARE DATA       ---------   ---------   ---------   ---------   ---------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Product sales.........................  $  15,782   $  12,596   $   9,641   $   7,138   $   4,478
  Product development and license fee
    revenues............................      9,434       4,237       4,490       2,192       2,235
    Total revenues......................     25,216      16,833      14,131       9,330       6,713

Operating expenses:
  Cost of products sold.................      7,495       5,515       4,164       2,931       2,046
  Research and development
    Other research and development
      costs.............................     14,391      10,618       6,778       5,625       3,140
    Noncash compensation expense........      1,089         423         306          --          --
  Selling, general and administrative
    Other selling, general and
      administrative....................     18,089      14,069      10,061       6,787       4,170
    Noncash compensation expense........      1,332         516         375          75          --
    Total operating expenses............     42,396      31,141      21,684      15,418       9,356

Loss from operations....................    (17,180)    (14,308)     (7,553)     (6,088)     (2,643)
Interest income (expenses), net.........      1,991         856         401         265         (78)
Investment income.......................         --         265          --          --          --

Net loss................................  $ (15,189)  $ (13,187)  $  (7,152)  $  (5,823)  $  (2,721)

Basic and diluted net loss per share....  $   (1.77)  $   (6.81)  $   (4.22)  $   (3.95)  $   (2.70)
Shares used in computing basic and
  diluted net loss per share............  8,577,912   1,936,907   1,694,782   1,473,474   1,006,730

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
IN THOUSANDS                                    --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $74,205    $16,726    $25,491    $  4,762   $  8,591
Working capital...............................   71,798     15,279     26,515       5,314      9,241
Total assets..................................   91,405     29,608     34,416      10,636     12,236
Long-term debt and capital lease obligations,
  less current portion........................    1,580      1,249        586       1,078        770
Accumulated (deficit).........................  (66,844)   (51,655)   (38,468)    (31,316)   (25,493)
Total stockholders' equity....................   69,857     19,300     29,410       5,671      8,997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS ITEM AND ELSEWHERE IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DESCRIBED UNDER "FACTORS AFFECTING FUTURE OPERATIONS AND RESULTS" BELOW.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

OVERVIEW

    We are a biopharmaceutical company that has developed and patented a method, known as phage display, that we are using to identify a broad range of compounds with potential for the treatment and diagnosis of diseases. We are using phage display to build a broad portfolio of product candidates that we plan to develop and commercialize either ourselves or through collaborations. We are further leveraging this technology platform with collaborative arrangements and licenses that can produce revenues through research funding, patent and library license fees, milestone payments and royalties. We are currently engaged in funded collaborative arrangements with biotechnology and pharmaceutical companies for the discovery and/or development of biopharmaceutical, separations and diagnostic lead compounds, and we have over 50 licensees.

    We also develop, manufacture and sell chromatography separations systems and products through our Biotage subsidiary. We are a leading developer, manufacturer and supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research and clinical development. Using our phage display technology, we are also developing potential separations products to purify biopharmaceuticals.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 AND 1999

    Total revenues for 2000 were $25.2 million, compared with $16.8 million in 1999, an increase of $8.4 million or 50%. Product sales and product development and license revenues accounted for 63% and 37% respectively, of total revenues in 2000, as compared with 75% and 25% in 1999. Product sales increased to $15.8 million in 2000 from $12.6 million in 1999, an increase of $3.2 million or 25%. The increase in product sales is primarily due to increased unit sales in Biotage's drug discovery purification consumable business. Product development and license fee revenues increased to $9.4 million in 2000 from $4.2 million in 1999, an increase of $5.2 million or 123%. The increase in product development and license fee revenues is due to several large funded collaborative arrangements which were entered into during 2000, as well as the continued expansion of our phage display licensing program. As a result of new collaborations in 2000, our deferred revenues increased to $11.3 million from $2.9 million as of December 31, 2000 and 1999, respectively. These product development and license fees are amortized over the expected term of each agreement, ranging from one to six years.

    Cost of products sold in 2000 was $7.5 million compared to $5.5 million in 1999, an increase of $2.0 million or 36%. The cost of products sold as a percentage of products sales increased to 47% in 2000 from 44% in 1999. The increase is primarily due to inventory obsolescence, related to bulk media and component piece parts for older systems, and foreign exchange rate fluctuations, resulting from pounds sterling denominated product sales.

    Research and development expenses for 2000 were $14.4 million, compared with $10.6 million in 1999, an increase of $3.8 million or 36%. The increase resulted primarily from expenditures on new collaborative arrangements, compound manufacturing expenditures for Phase I clinical trials of DX-88, which began in April 2000 and increased internal efforts to develop biopharmaceutical, separations and diagnostic products and industrial enzymes.

    Selling, general and administrative expenses increased to $18.1 million in 2000 from $14.1 million in 1999, an increase of $4.0 million or 29%. The increase is primarily due to increased personnel in sales and marketing functions at Biotage in connection with the growth in product sales and in legal, finance and human resources to support corporate administrative functions for our increased research efforts. There were also increases of approximately $375,000 of costs for discontinued merger and acquisition activities and $691,000 of additional patent and related legal expenses.

    Non-cash compensation for selling, general and administrative and research and development increased $1.5 million or 158%, to $2.4 million in 2000 from $939,000 in 1999. Non-cash compensation expense represents the difference between the fair market value of the common stock on the option grant date and the option exercise price. The increase is primarily due to acceleration of vesting of certain restricted stock due to completion of the initial public offering and a larger spread between the fair market value of the common stock and option exercise prices.

    Net interest income increased to $2.0 million in 2000, from $856,000 in 1999, due to a higher average balance available for investment as a result of the proceeds from the initial public offering in August 2000. The Company recognized $265,000 of investment income in 1999 in connection with the sale of an equity interest received as consideration under one of our non-exclusive license agreements.

    Our net loss in 2000 was $15.2 million compared to $13.2 million in 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Total revenues increased 19% to $16.8 million in 1999 from $14.1 million in 1998. Product sales and product development and license revenues accounted for 75% and 25% respectively, of total revenues in 1999, as compared with 68% and 32% in 1998. For 1999, product sales increased 31% to $12.6 million in 1999 from $9.6 million in 1998 as we introduced new separations products and increased the market share of our existing product line. As a result of new collaborations in 1999, our deferred revenues increased to $2.9 million at December 31, 1999 from $859,000 at December 31, 1998. These product development and license fee revenues are amortized over the expected term of each agreement, ranging from one to six years. Product development and license fee revenues decreased 6% to $4.2 million in 1999 from $4.5 million in 1998. This decrease in revenue in 1999 is primarily due to replacing 1998 shorter term funded research programs with a longer term collaboration and a longer term license arrangement, each of which had significant signing fees. Revenues from these signing fees are deferred and amortized over the terms of the agreements.

    The cost of products sold increased 32% to $5.5 million in 1999 from $4.2 million in 1998 as a result of an increase in product sales over 1998. The cost of products sold as a percentage of product sales remained relatively constant at 44% in 1999 and 43% in 1998.

    Research and development expenses increased 57% to $10.6 million for the year ended December 31, 1999 as compared with $6.8 million for the year ended December 31, 1998. The increase was the result of funded research for new research discovery collaborative arrangements, primarily our DX-88 project with Genzyme, together with increases in our ongoing internal efforts to develop products in therapeutics, separations, diagnostics and industrial enzymes.

    Selling, general and administrative expenses increased 40% to $14.1 million in 1999 from $10.1 million in 1998. These expenses increased due to the addition of several executives to the management team and increased selling expenses incurred in connection with the growth in product sales and business development expenses to support the general expansion of our production and research operations.

    Non-cash compensation expense increased 38% to $939,000 in 1999 as compared with $681,000 in 1998, due to a greater number of options granted under our equity incentive plan in 1999. Non-cash compensation expense represents the difference between the fair market value of the common stock on the option grant date and the option exercise price.

    Interest and investment income increased 180% to $1.1 million in 1999 from $401,000 in 1998, due to a higher average cash balance in 1999 than in 1998, which resulted from the private placement of preferred stock in 1998. Investment income in 1999 represents the net proceeds after exercising stock warrants and selling the underlying stock. The warrants were granted to the Company as consideration for a non-exclusive license.

    Our net loss in 1999 was $13.2 million compared to $7.2 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at a price of $15.00 per share resulting in net proceeds to the Company, after commissions and expenses, of $62.4 million. Through December 31, 2000, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $131.0 million. We have also generated funds from product sales, product development and license fee revenues, interest income and other sources. As of December 31, 2000, we had cash and cash equivalents of approximately $74.2 million, an increase of $57.5 million from December 31, 1999. Our funds are currently invested in U.S. Treasury obligations.

    Our operating activities used cash of $4.1 million and $7.9 million for the years ended December 31, 2000 and 1999, respectively. The use of cash in both years resulted primarily from our losses from operations and changes in our working capital accounts, net of depreciation, amortization and non-cash compensation expense. Cash used for operating activities decreased for the year ended December 31, 2000 primarily due to cash received from large funded collaboration arrangements included in deferred revenue which was partially offset by an increase in accounts receivable.

    Our investing activities used cash of $2.4 million and $1.8 million for the years ended December 31, 2000 and 1999, respectively. Our investing activities consisted of purchases of equipment. We anticipate that we will invest
$6.0 million to $8.0 million in 2001 for leasehold improvements to satisfy our facilities requirements for our research activities. Additionally, our Biotage subsidiary will begin construction on a 50,000 square foot facility in Charlottesville, VA at a cost of $4.0 million to $6.0 million.

    Our financing activities provided $64.0 million and $942,000 for the years ended December 31, 2000 and 1999, respectively. Our financing activities consisted primarily of proceeds from the sale of 4,600,000 shares of common stock in connection with our initial public offering in August 2000, proceeds from the exercise of stock options and warrants, and proceeds from the sale-leaseback of equipment, offset by repayments of capital lease obligations.

    We currently have a $3.0 million loan facility available from Genzyme Corporation that was established as part of the collaboration to bring DX-88 to market. Interest on any outstanding balance accrues at a rate equal to one percent over the prime rate. There is currently no amount outstanding under this facility.

    Statements about our expectations of the period of time through which financial resources will be adequate to support our operations are forward-looking statements that involves risks and uncertainties. Actual results could vary as a result of a number of factors. The Company believes that existing cash and cash equivalents plus anticipated cash flow from product sales and existing collaborations will be sufficient to support the Company's current operating plan for the foreseeable future. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

TAX LOSS CARRYFORWARDS

    We have net operating loss carryforwards available to offset future federal taxable income of $61.1 million as of December 31, 2000, and research credits of $1.5 million available to offset future federal tax. Included in the $61.1 million of net operating loss carryforwards is $2.7 million of net operating loss carryforwards relating to the benefit from the exercise of stock options, which will be credited to additional paid in capital when realized. The net operating loss and credit carryforwards expire at various dates through 2020. As a result of certain acquisitions and stock issued over the past five years, the availability of the net operating loss carryforwards may be subject to annual limitation under section 382 of the Internal Revenue Code. We also have United Kingdom operating loss carryforwards for income tax purposes of approximately $2.2 million as of December 31, 2000, which are indefinitely available to offset future taxable income in the United Kingdom.

RECENT PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and previously was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, we expect the adoption of SFAS No. 133 will not have a material impact on our financial position or operating results.

    In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS No. 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The application of SFAS 140 did not have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATIONS AND RESULTS

    This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, research and development programs, clinical trials and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results, research and development programs, clinical trials and collaborations include, without limitation, those set forth in Exhibit 99.1 "Factors Affecting Future Operations and Results" to this Form 10-K, which is incorporated into this item by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined to our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. government securities funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of December 31, 2000, we had cash and cash equivalents of $74.2 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

    Most of our transactions are conducted in U.S. dollars. We have collaboration, technology license agreements and product sales with parties located outside the United States. Transactions under certain other agreements are conducted in the local foreign currency. If the exchange rate undergoes a change of 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     32
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     33
Consolidated Statements of Operations and Comprehensive Loss
  for the years ended December 31, 2000, 1999 and 1998......     34
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......     35
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     36
Notes to Consolidated Financial Statements..................     37
Financial Statement Schedule................................     57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Dyax Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 15, 2001

                                   DYAX CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                  AS OF DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 74,205,000   $ 16,726,000
  Accounts receivable, net of allowances for doubtful
    accounts of $130,000 and $129,000 at December 31, 2000
    and 1999, respectively..................................     6,509,000      3,098,000
  Inventories...............................................     2,719,000      2,912,000
  Notes receivable, officers................................       412,000         35,000
  Other current assets......................................       780,000        300,000
                                                              ------------   ------------
    Total current assets....................................    84,625,000     23,071,000
Fixed assets, net...........................................     4,101,000      2,709,000
Notes receivable, officers..................................     1,380,000      1,745,000
Goodwill and other intangibles, net.........................     1,100,000      1,990,000
Other assets................................................       199,000         93,000
                                                              ------------   ------------
    Total assets............................................  $ 91,405,000   $ 29,608,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  7,983,000   $  5,850,000
  Current portion of deferred revenue.......................     4,161,000      1,603,000
  Current portion of capital leases.........................       683,000        339,000
                                                              ------------   ------------
    Total current liabilities...............................    12,827,000      7,792,000
Capital leases..............................................     1,580,000      1,249,000
Deferred revenue............................................     7,141,000      1,267,000
                                                              ------------   ------------
    Total liabilities.......................................    21,548,000     10,308,000
Commitments (Notes 9 and 10)

Stockholders' equity:
  Class A convertible preferred stock, $.01 par value; 0 and
    15,312,391 shares authorized at December 31, 2000 and
    1999, respectively; 0 and 14,696,987 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................            --     57,426,000
  Common stock, $.01 par value; 50,000,000 and 20,000,000
    shares authorized at December 31, 2000 and 1999,
    respectively; 19,046,771 and 2,353,790 shares issued at
    December 31, 2000 and 1999, respectively................       190,000         24,000
Additional paid-in capital..................................   140,936,000     18,938,000
Receivable from officer for common stock purchase...........      (418,000)      (418,000)
Accumulated (deficit).......................................   (66,844,000)   (51,655,000)
Treasury stock (1,378 common shares at cost)................            --             --
Deferred compensation.......................................    (3,980,000)    (4,907,000)
Accumulated other comprehensive loss........................       (27,000)      (108,000)
                                                              ------------   ------------
    Total stockholders' equity..............................    69,857,000     19,300,000
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 91,405,000   $ 29,608,000
                                                              ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                   DYAX CORP.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Revenues:
  Product sales......................................  $ 15,782,000   $ 12,596,000   $ 9,641,000
  Product development and license fee revenues.......     9,434,000      4,237,000     4,490,000
                                                       ------------   ------------   -----------
Total revenues.......................................    25,216,000     16,833,000    14,131,000
Operating expenses:
  Cost of products sold..............................     7,495,000      5,515,000     4,164,000
  Research and development:
    Other research and development...................    14,391,000     10,618,000     6,778,000
    Noncash compensation.............................     1,089,000        423,000       306,000
  Selling, general and administrative:
    Other selling, general and administrative........    18,089,000     14,069,000    10,061,000
    Noncash compensation.............................     1,332,000        516,000       375,000
                                                       ------------   ------------   -----------
Total operating expenses.............................    42,396,000     31,141,000    21,684,000
                                                       ------------   ------------   -----------
Loss from operations.................................   (17,180,000)   (14,308,000)   (7,553,000)
                                                       ------------   ------------   -----------
  Interest income (expense), net.....................     1,991,000        856,000       401,000
  Investment income..................................            --        265,000            --
Net loss.............................................   (15,189,000)   (13,187,000)   (7,152,000)
                                                       ------------   ------------   -----------
Other comprehensive income (loss):
  Foreign currency translation adjustments...........        81,000         15,000        18,000
                                                       ------------   ------------   -----------
Comprehensive loss...................................  $(15,108,000)  $(13,172,000)  $(7,134,000)
                                                       ============   ============   ===========
Basic and diluted net loss per share.................  $      (1.77)  $      (6.81)  $     (4.22)
Shares used in computing basic and diluted net loss
  per share..........................................     8,577,912      1,936,907     1,694,782

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                   DYAX CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             CLASS A
                                                   CONVERTIBLE PREFERRED STOCK                                    COMMON STOCK
                                  --------------------------------------------------------------                  -----------
                                   SERIES 1     SERIES 2     SERIES 3     SERIES 4     SERIES 5
                                    SHARES       SHARES       SHARES       SHARES       SHARES        AMOUNT        SHARES
                                  ----------   ----------   ----------   ----------   ----------   ------------   -----------
Balance at December 31, 1997....   1,942,936      703,970    2,000,000    4,297,137           --   $ 27,258,000     1,690,568
Issuance of preferred stock.....                                                       5,752,944     30,168,000
Exercise of stock options.......                                                                                      105,197
Issuance of restricted stock....                                                                                       78,240
Loan to purchase common stock...
Deferred compensation...........
Compensation expense associated
  with stock options............
Cancellation of shares..........                                                                                         (154)
Foreign currency translation....
Net Loss........................
                                  ----------   ----------   ----------   ----------   ----------   ------------   -----------
Balance at December 31, 1998....   1,942,936      703,970    2,000,000    4,297,137    5,752,944     57,426,000     1,873,851
Shares issued for acquisition of
  Target Quest, LLC.............                                                                                      379,152
Exercise of stock options.......                                                                                       53,287
Issuance of restricted stock....                                                                                       47,500
Deferred compensation...........
Compensation expense associated
  with stock options............
Foreign currency translation....
Net Loss........................
                                  ----------   ----------   ----------   ----------   ----------   ------------   -----------
Balance at December 31, 1999....   1,942,936      703,970    2,000,000    4,297,137    5,752,944     57,426,000     2,353,790
Net proceeds from initial public
  offering......................                                                                                    4,600,000
Conversion of preferred stock
  upon completion of initial
  public offering...............  (1,942,936)    (703,970)  (2,000,000)  (4,297,137)  (5,752,944)   (57,426,000)   11,585,454
Exercise of stock options.......                                                                                      480,505
Exercise of stock warrants......                                                                                       27,022
Deferred compensation...........
Compensation expense associated
  with stock options............
Foreign currency translation....
Net Loss........................
                                  ----------   ----------   ----------   ----------   ----------   ------------   -----------
Balance at December 31, 2000....          --           --           --           --           --             --    19,046,771
                                  ==========   ==========   ==========   ==========   ==========   ============   ===========

                                                                             RECEIVABLE
                                MMON STOCK
                                     ----------                ADDITIONAL      COMMON                      DEFERRED
                                         PAR      TREASURY      PAID-IN        STOCK       ACCUMULATED      COMPEN-
                                        VALUE       STOCK       CAPITAL       PURCHASE      (DEFICIT)       SATION
                                       --------   ---------   ------------   ----------   -------------   -----------
Balance at December 31, 1997....       $ 17,000        --     $ 11,535,000                $(31,316,000)   $(1,682,000)
Issuance of preferred stock.....
Exercise of stock options.......          1,000                     81,000
Issuance of restricted stock....          1,000                    359,000
Loan to purchase common stock...                                             $(418,000)
Deferred compensation...........                                   561,000                                   (561,000)
Compensation expense associated
  with stock options............                                                                              681,000
Cancellation of shares..........
Foreign currency translation....
Net Loss........................                                                            (7,152,000)
                                       --------    ------     ------------   ---------    ------------    -----------
Balance at December 31, 1998....         19,000        --       12,536,000    (418,000)    (38,468,000)    (1,562,000)
Shares issued for acquisition of
  Target Quest, LLC.............          4,000                  1,969,000
Exercise of stock options.......          1,000                     54,000
Issuance of restricted stock....                                    95,000
Deferred compensation...........                                 4,284,000                                 (4,284,000)
Compensation expense associated
  with stock options............                                                                              939,000
Foreign currency translation....
Net Loss........................                                                           (13,187,000)
                                       --------    ------     ------------   ---------    ------------    -----------
Balance at December 31, 1999....         24,000        --       18,938,000    (418,000)    (51,655,000)    (4,907,000)
Net proceeds from initial public
  offering......................         46,000                 62,304,000
Conversion of preferred stock
  upon completion of initial
  public offering...............        116,000        --       57,310,000
Exercise of stock options.......          4,000        --          783,000
Exercise of stock warrants......             --        --          107,000
Deferred compensation...........                                 1,494,000                                 (1,494,000)
Compensation expense associated
  with stock options............                                                                            2,421,000
Foreign currency translation....
Net Loss........................                       --                                  (15,189,000)
                                       --------    ------     ------------   ---------    ------------    -----------
Balance at December 31, 2000....       $190,000        --     $140,936,000   $(418,000)   $(66,844,000)   $(3,980,000)
                                       ========    ======     ============   =========    ============    ===========


                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE
                                       LOSS            TOTAL
                                  ---------------   ------------
Balance at December 31, 1997....     $(141,000)     $  5,671,000
Issuance of preferred stock.....                      30,168,000
Exercise of stock options.......                          82,000
Issuance of restricted stock....                         360,000
Loan to purchase common stock...                        (418,000)
Deferred compensation...........                              --
Compensation expense associated
  with stock options............                         681,000
Cancellation of shares..........
Foreign currency translation....        18,000            18,000
Net Loss........................                      (7,152,000)
                                     ---------      ------------
Balance at December 31, 1998....      (123,000)       29,410,000
Shares issued for acquisition of
  Target Quest, LLC.............                       1,973,000
Exercise of stock options.......                          55,000
Issuance of restricted stock....                          95,000
Deferred compensation...........                              --
Compensation expense associated
  with stock options............                         939,000
Foreign currency translation....        15,000            15,000
Net Loss........................                     (13,187,000)
                                     ---------      ------------
Balance at December 31, 1999....      (108,000)       19,300,000
Net proceeds from initial public
  offering......................                      62,350,000
Conversion of preferred stock
  upon completion of initial
  public offering...............                              --
Exercise of stock options.......                         787,000
Exercise of stock warrants......                         107,000
Deferred compensation...........                              --
Compensation expense associated
  with stock options............                       2,421,000
Foreign currency translation....        81,000            81,000
Net Loss........................                     (15,189,000)
                                     ---------      ------------
Balance at December 31, 2000....     $ (27,000)     $ 69,857,000
                                     =========      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                   DYAX CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                2000           1999          1998
                                                            ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $(15,189,000)  $(13,187,000)  $(7,152,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.........................       988,000        629,000       455,000
    Amortization of goodwill and other intangibles........       890,000        474,000        24,000
    Compensation expense associated with stock options....     2,421,000        939,000       681,000
  Changes in operating assets and liabilities:
    Accounts receivable...................................    (3,458,000)      (203,000)     (919,000)
    Inventories...........................................       287,000       (613,000)     (141,000)
    Notes receivable, officers............................        (9,000)      (409,000)   (1,336,000)
    Other assets..........................................      (584,000)       (41,000)     (231,000)
    Accounts payable and accrued expenses.................     2,168,000      2,528,000     1,128,000
    Deferred revenue......................................     8,433,000      2,013,000      (653,000)
                                                            ------------   ------------   -----------
Net cash (used in) provided by operating activities.......    (4,053,000)    (7,870,000)   (8,144,000)
                                                            ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets................................    (2,409,000)    (1,762,000)     (893,000)
                                                            ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock from
    initial public offering...............................    62,350,000             --            --
  Net proceeds from issuance of preferred stock, including
    $3.0 million from a related party (see Note 14).......            --             --    30,168,000
  Proceeds from the issuance of restricted common stock,
    exercise of stock options and warrants................       894,000        150,000        25,000
  Proceeds from sale-leaseback of equipment...............     1,217,000      1,077,000       355,000
  Repayment of capital lease obligations..................      (506,000)      (285,000)     (753,000)
                                                            ------------   ------------   -----------
Net cash provided by financing activities.................    63,955,000        942,000    29,795,000
Effect of foreign currency translation on cash balances...       (14,000)       (75,000)      (29,000)
                                                            ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents......    57,479,000     (8,765,000)   20,729,000
Cash and cash equivalents at beginning of the period......    16,726,000     25,491,000     4,762,000
                                                            ------------   ------------   -----------
Cash and cash equivalents at end of the period............  $ 74,205,000   $ 16,726,000   $25,491,000
                                                            ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...........................................  $    197,000   $     81,000   $    98,000
  Income taxes paid.......................................  $         --   $     58,000   $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital
    leases................................................  $  1,217,000   $  1,077,000   $   355,000
  Deferred compensation...................................  $  1,494,000   $  4,284,000   $   561,000
  Issuance of promissory note in conjunction with purchase
    of restricted common stock............................  $         --   $         --   $   454,000
  Fair value of common stock issued in purchase
    acquisitions..........................................  $         --   $  1,973,000   $        --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                   DYAX CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

    Dyax Corp. (the "Company") is a biopharmaceutical company that has developed and patented phage display technology with applications in the discovery and development of a broad range of compounds for the treatment and diagnosis of diseases and for the purification of biopharmaceuticals. Through the use of phage display technology, Dyax's scientists, collaborators and licensees seek to discover proteins and peptides, including human antibodies, that bind tightly to specific molecular targets. The Company, through it's Biotage subsidiary, also develops, manufactures and sells chromatography separations systems and products.

    The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

2.  ACCOUNTING POLICIES

    BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biotage
(UK), Ltd., a United Kingdom sales subsidiary, Target Quest BV, a European research subsidiary and Target Quest LLC, a U.S.-based sales and marketing subsidiary. All intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates and assumptions in these financial statements include revenue recognition, receivable collectibility, inventory valuation, useful lives with respect to long lived assets, valuation of common stock and related stock options, accrued expenses and tax valuation reserves. Actual results could differ from those estimates.

    CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable. At December 31, 2000, approximately 92% of the Company's cash and cash equivalents was invested in U.S. government securities funds held by one financial institution.

    The Company provides most of its products and services to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit loss. Activity for fiscal 2000, 1999 and 1998 included provisions of $1,000, $0 and $48,000, respectively. Receivable write offs in 2000, 1999 and 1998 were nominal.

    CASH AND CASH EQUIVALENTS: All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. government securities funds. The Company currently invests its excess cash in U.S. Treasury funds held by financial institutions. The Company has periodically maintained balances in various operating accounts in excess of federally insured limits.

    INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories are reviewed for slow moving, obsolete and excess items on a quarterly basis and, if necessary, a provision is recorded in the results of operations.

                                   DYAX CORP.

2.  ACCOUNTING POLICIES (CONTINUED)
    FIXED ASSETS: Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory and production equipment and furniture and office equipment are depreciated over a three to seven year period. Leasehold improvements are stated at cost and are amortized over the lesser of the non-cancelable term of the related lease or their estimated useful lives. Leased equipment is depreciated over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation and amortization are eliminated from the balance sheet and any resulting gains or losses are included in operations in the period of disposal.

    GOODWILL AND OTHER INTANGIBLES: Goodwill, which represents the excess purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over its useful life, currently 2.5 to 15 years. These amortization periods will be evaluated by management on a continuing basis, and will be adjusted if the lives are impaired. As of December 31, 2000 and 1999, accumulated amortization of goodwill and other intangibles was $1,527,000 and $637,000, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

    REVENUE RECOGNITION: The Company has adopted the guidance of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", for all periods presented in these financial statements. Product revenue is derived from sales of Biotage chromatography separations systems and products. The Company generally recognizes revenue on product sales arrangements based on product shipment provided no installation obligations exist. For product sale arrangements that require installation services that are not considered essential to the functionality of the product, revenue is recognized upon shipment and a portion of revenue equal to the fair value of the installation service is deferred and recognized upon the completion of the installation. For product sale arrangements that require significant installation services and contain customer acceptance criteria, all revenue is recognized upon the completion of the installation and satisfaction of the customer acceptance criteria. No customer accounted for more than 10% of sales in 2000 or 1999. One customer accounted for approximately 10% of product revenue in 1998.

    The Company enters into product development agreements with collaborative partners for the development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing fees funding for research and development, payments based on the achievement of certain milestones and royalties on any product sales derived from collaborations. Non-refundable signing fees, with respect to product development agreements and collaborations, for which the Company has no future obligations, are recognized ratably over the term of the agreement. Collaborative research, product development and government grant revenues, where the amounts recorded are not refundable if research efforts are unsuccessful, are recognized as the related expenses are incurred. Upon achievement of milestones which are not refundable, a portion of the milestone payment equal to the percentage of the collaboration completed through that date will be recognized. The remainder will be recognized as services are performed, generally straight-line, over the remaining term of the collaboration. Sales royalties are recognized when earned. No customer accounted for more

                                   DYAX CORP.

2.  ACCOUNTING POLICIES (CONTINUED)
than 10% of product development and license fee revenues in 1999 or 1998. One customer accounted for approximately 38% of product development and license fee revenues in 2000.

    The Company evaluates all collaborative agreements on a monthly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaborative agreement. All accounting estimates are consistent with the policies stated above. Revenue recorded on government grants are consistent with guidelines issued by the governing body issuing the grant.

    The Company licenses its patent rights covering phage display on a non-exclusive basis in the fields of therapeutics, antibody-based IN VITRO diagnostics and research products. Standard terms of the license agreements, which require no further active performance by the Company, generally include non-refundable signing fees, non-refundable annual maintenance fees, milestone payments and royalties on product sales. Signing fees and annual maintenance fees are recognized in equal monthly installments over the one year period to which the payment applies. Milestone payments under non-exclusive phage display patent licenses are recognized when the milestone is achieved and royalties are recognized when they are earned.

    Revenue from National Institute of Standards and Technology grants, to conduct research and development, is recognized as eligible costs are incurred, up to the funding limit. Eligible grant related costs which have been incurred in advance of cash receipts are recorded as receivables.

    Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

    PRODUCT WARRANTY: The Company provides customers with up to a twelve-month warranty on its chromatography products from the date of customer startup or up to a fourteen-month warranty from the date of shipment, whichever is less. Estimated warranty obligations, which are included in the results of operations as cost of products sold, are evaluated and provided for at the time of sale. Product warranty costs were not significant for any period presented.

    RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

    ADVERTISING: Advertising costs are expensed as incurred. For the year ending December 31, 2000, 1999, and 1998 advertising expense was $287,000, $310,000 and $158,000, respectively.

    INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.

    TRANSLATION OF FOREIGN CURRENCIES: Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders' equity. Gains and losses that result from transactions in foreign currencies, which are included in the statement of operations, have not been material.

    COMPREHENSIVE INCOME (LOSS):  The Company accounts for comprehensive income
(loss) under SFAS No. 130, "Reporting Comprehensive Income." The statement established standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a

                                   DYAX CORP.

2.  ACCOUNTING POLICIES (CONTINUED)
full set of general purpose financial statements. The statement required that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    NET LOSS PER SHARE: The Company accounts for and discloses earnings per share ("EPS") under SFAS No. 128, "Earnings per Share". This statement specified the computation, presentation and disclosure requirements of EPS to simplify the existing computational guidelines and increased comparability on an international basis. This statement replaced primary EPS with basic EPS, the principle difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement required the dual presentation of basic and diluted EPS on the face of the statement of operations.

    Under SFAS No. 128, the Company is required to present two EPS amounts, basic and diluted. Basic EPS is calculated based on income available to common stockholders and the weighted-average number of common shares outstanding during the reporting period. Diluted EPS may include additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding, the conversion of preferred stock and conversion of debt, unless their inclusion would be antidilutive.

    BUSINESS SEGMENTS:  The Company discloses business segments under SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers.

    RECENT PRONOUNCEMENTS: In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133. SFAS 137 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and previously was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Earlier application is permitted. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Because the Company does not currently hold any derivative instruments and does not currently engage in hedging activities, the Company expects that the adoption of SFAS No. 133 will not have a material impact on its financial position or operating results.

    In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS No. 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The application of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

                                   DYAX CORP.

2.  ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS: Certain reclassifications have been made to the prior years financial statements to conform to current presentation.

3.  BUSINESS COMBINATIONS

    On July 14, 1999, the Company acquired all of the capital stock of Target Quest, B.V. in exchange for 412,500 shares of Dyax common stock. Management determined that the fair value of these shares at the time of the acquisition was $5.21 per share. The acquisition was accounted for as a pooling of interests. Target Quest, B.V. is a research business specializing in the development of human antibodies. Target Quest, B.V.'s revenues are derived from collaborative agreements and government grants. It is reflected in the Therapeutics/Diagnostics segment. The Company's historical consolidated financial statements have been restated to reflect the combined financial position and results of operations and cash flows of Dyax and Target Quest, B.V. for all periods presented.

    The results of operations for Dyax and Target Quest, B.V. and the combined amounts presented for periods preceding the acquisition were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------   -----------
Net Revenue:
  Dyax............................................  $ 16,408,000   $13,739,000
  Target Quest, B.V...............................       425,000       392,000
                                                    ------------   -----------
                                                    $ 16,833,000   $14,131,000
                                                    ============   ===========

Net Income (Loss):
  Dyax............................................  $(13,429,000)  $(7,176,000)
  Target Quest, B.V...............................       242,000        24,000
                                                    ------------   -----------
                                                    $(13,187,000)  $(7,152,000)
                                                    ============   ===========

    For the six month period ended June 30, 1999, Target Quest, B.V. had revenues of $490,000 and net income of $206,000, before elimination of intercompany activity.

    Also on July 14, 1999, the Company acquired the 33% share of Target
Quest, LLC, that was not owned by Target Quest, B.V., in exchange for 379,152 shares of Dyax common stock. The acquisition of the remaining 33% interest of Target Quest, LLC, together with the acquisition of Target Quest, B.V., which owned 67% of Target Quest, LLC, gave the Company 100% ownership of Target
Quest, LLC. The acquisition was accounted for as a purchase and accordingly, the results of its operations have been included in the consolidated financial statements commencing on July 1, 1999, the effective accounting date of the acquisition. The entire excess purchase price of approximately $2,078,000 was allocated to a marketing agreement between Target Quest, LLC and Target
Quest, B.V. This amount is being amortized over the 2.5 years of the marketing rights on a straight line basis and is included in goodwill and other intangible assets on the accompanying balance sheet. Target Quest, LLC was formed in late 1998, but did not commence operations until 1999. For the six month period ended June 30, 1999, Target Quest, LLC had revenues of $293,000 and a net loss of $310,000.

    The following unaudited pro forma results of operations for the year ended December 31, 1999, give effect to the Company's acquisition of Target Quest, LLC, as if the transaction had occurred at the beginning of the year. The pro forma results of operations do not purport to represent (i) what the

                                   DYAX CORP.

3.  BUSINESS COMBINATIONS (CONTINUED)
Company's results of operations actually would have been if the acquisition had occurred at the beginning of the period or (ii) what such results will be for any future periods.

                                             UNAUDITED PRO FORMA RESULTS FOR THE YEAR
                                                     ENDED DECEMBER 31, 1999
                                             ----------------------------------------
Net Revenue................................                $ 16,930,000
Net Loss...................................                $(13,290,000)

4.  NET LOSS PER SHARE

    Net loss per share is computed under SFAS No. 128. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares from the conversion of preferred stock and exercise of stock options and warrants are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share.

    The following sets forth the computation of net loss per share:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Numerator: Net loss..................................  $(15,189,000)  $(13,187,000)  $(7,152,000)
                                                       ============   ============   ===========

Denominator: Weighted average common shares, basic
  and diluted........................................     8,577,912      1,936,907     1,694,782
                                                       ============   ============   ===========

Net loss per share: Basic and diluted................  $      (1.77)  $      (6.81)  $     (4.22)
                                                       ============   ============   ===========

    The following potentially dilutive common shares were excluded because their effect was antidiliutive:

                                                       DECEMBER 31,
                                            -----------------------------------
                                              2000         1999         1998
                                            ---------   ----------   ----------
Convertible preferred stock...............         --   11,585,454   11,585,454
Stock options.............................  2,762,370    2,335,455    1,603,143
Warrants..................................         --       27,022       27,022
Unvested restricted stock.................      7,134      133,585      142,423

5.  INVENTORY

    Inventories consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Raw materials........................................  $1,627,000   $2,191,000
Work in process......................................     231,000      169,000
Finished products....................................     861,000      552,000
                                                       ----------   ----------
                                                       $2,719,000   $2,912,000
                                                       ==========   ==========

                                   DYAX CORP.

6.  FIXED ASSETS

    Fixed assets consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Construction in process............................  $    39,000   $        --
Laboratory and production equipment................    3,066,000     1,855,000
Furniture and office equipment.....................    1,060,000       868,000
Leasehold improvements.............................    1,070,000     1,032,000
Leased laboratory, production and office
  equipment........................................    2,778,000     1,878,000
                                                     -----------   -----------
Total..............................................    8,013,000     5,633,000
Less: accumulated depreciation.....................   (3,912,000)   (2,924,000)
                                                     -----------   -----------
                                                     $ 4,101,000   $ 2,709,000
                                                     ===========   ===========

    There was $864,000 and $323,000 of accumulated amortization of leased assets at December 31, 2000 and 1999, respectively. The Company recorded $590,000, $243,000, and $96,000 of amortization expense for each of the years ended December 31, 2000, 1999 and 1998, respectively. The Company recorded $398,000, $386,000 and $359,000 of depreciation expense for each of the years ended December 31, 2000, 1999 and 1998, respectively.

7.  NOTES RECEIVABLE, OFFICERS

    During 1998, in connection with the sale of 78,240 shares of restricted common stock and the exercise of options to purchase 37,490 shares of common stock, the Company agreed to loan to an officer an aggregate of $454,000 in a non-cash transaction pursuant to promissory notes, of which $418,000 was used to purchase the related common stock and is included as a reduction to stockholders' equity. The remaining $36,000 balance of the loan, the proceeds of which were to pay certain tax liabilities in connection with the exercise of the options, is included in notes receivable, officers. The notes, which bear interest at 5.69% per annum and which are each collateralized by a corresponding pledge of the shares of common stock purchased under the restricted stock award and received upon exercise of the stock options, are due and payable on the last trading date under the Company's then applicable insider trading policy during the trading period immediately after the second quarterly earnings announcement made after the expiration of his lock-up agreement. The lock-up agreement expired in February 2001. As long as the officer remains employed by the Company, the Company will forgive all interest accrued on the notes on February 18 annually, or through the date of any earlier termination of employment. (see Note 11)

    In October 1998, the Company provided a mortgage loan and pledge agreement in the amount of $1,300,000 to its President and Chief Executive Officer, who is also Chairman of the Company's Board of Directors, to purchase a residence within commuting distance of the Company's headquarters. The loan bears interest at the Prime Rate less 1.5% (8.00% at December 31, 2000) and is collateralized by the real estate acquired with the loan proceeds and shares of common stock owned by this officer. The agreement as amended, requires that aggregate collateral value of at least 150% of the outstanding loan principal be maintained throughout the life of the loan. Payments in the amount of $8,220 are due monthly to the Company and all remaining unpaid principal and accrued interest is payable on October 30, 2003, provided, however that it may be accelerated at any time at the discretion of the Board of Directors, including upon (i) termination of his service as Chairman of the Company and Chief Executive Officer; provided, however that in the case of death or disability payment shall not be

                                   DYAX CORP.

7.  NOTES RECEIVABLE, OFFICERS (CONTINUED)
due for at least twelve months after termination; (ii) at any time that the Company's cash and marketable investments total less than $10,000,000; or
(iii) upon the occurrence of an event of default under the loan and pledge agreement.

    In June 1999, the Company provided a loan to an officer of the Company in the amount of $100,000. The note, which bears interest at the Prime Rate plus one percent per annum, is payable in June 2004, subject to acceleration, and becomes due immediately if the officer's employment is terminated other than by the Company without cause. As long as the officer remains employed by the Company, the Company will forgive $20,000 and all accrued interest on June 14 annually. Upon the officer's death or permanent disability, the remaining principal of the loan plus all accrued interest will be forgiven.

    Aggregate accrued interest receivable under notes receivable, officers was $36,000 at both December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999, interest due on obligations from employees was forgiven in the amount of $34,000 and $26,000, respectively. For the years ended December 31, 2000 and 1999, principal was forgiven in the amount of $20,000 and $0, respectively. The Company records interest income monthly and records compensation expense for the total amount forgiven annually, after all conditions for forgiveness are met.

    In connection with the acquisition of 33% of Target Quest, LLC in July 1999, the Company granted lines of credit to former members of the limited liability company to pay federal and state taxes incurred as a result of the sale of their membership interests. The lines of credit are collaterized by common shares of Dyax stock. Any amounts borrowed on the lines of credit are payable at the earliest of (i) an occurrence of default, (ii) the first anniversary of the August 2000 closing of a public offering of Dyax common stock and (iii) any transaction involving the sale or exchange of substantially all of the borrower's shares of Dyax common stock. As of December 31, 2000 and 1999, the Company has recorded notes receivable of $286,000 and $309,000, respectively, under the lines of credit.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Accounts payable.....................................  $4,489,000   $3,864,000
Accrued wages and related taxes......................   2,311,000    1,283,000
Accrued warranty costs...............................     146,000      146,000
Other accrued liabilities............................   1,037,000      557,000
                                                       ----------   ----------
Total................................................  $7,983,000   $5,850,000
                                                       ==========   ==========

                                   DYAX CORP.

9.  CAPITAL LEASES

    The Company had a capital lease agreement providing the Company with a $2,000,000 lease facility for qualified fixed assets. In 2000 and 1999, the Company sold to the lessor and leased back $900,000 and $1,077,000, respectively, of laboratory, production and office equipment under this lease facility in non-cash transactions, for which no gain or loss was recognized. The lease facility expired in December 2000. The Company also has a lease facility in The Netherlands. In 2000, the Company sold to the lessor and leased back $278,000 under this facility.

    Minimum future payments under the Company's capital leases as of December 31, 2000 were as follows:

2001........................................................  $  828,000
2002........................................................     828,000
2003........................................................     662,000
2004........................................................     229,000
2005 and thereafter.........................................      17,000
                                                              ----------
Total future minimum lease payments.........................   2,564,000
Less: amount representing interest..........................    (301,000)
                                                              ----------
Present value of future minimum lease payments..............   2,263,000
Less: current portion.......................................    (683,000)
                                                              ----------
Capital leases--long term...................................  $1,580,000
                                                              ==========

10.  COMMITMENTS AND CONTINGENCIES

    The Company has operating leases for laboratory and office facilities in Cambridge, Massachusetts through June 2002 and operating leases for production, laboratory and office facilities in Charlottesville, Virginia through April 2002. The Charlottesville lease has a renewal option with an escalation clause. The Company also leases office space in the United Kingdom under an operating lease which permits the Company to renew after each five-year period; however, should the Company elect not to renew, there is a termination fee equal to one year's rent, which has been included in the following commitment schedule in 2001. In addition, the Company leases various laboratory and office equipment and facilities under operating leases with one to five year terms.

    Minimum future lease payments under non-cancelable operating leases as of December 31, 2000 are as follows:

2001........................................................  $1,109,000
2002........................................................  $  235,000
2003........................................................  $   75,000
2004........................................................  $   75,000
2005 and thereafter.........................................  $        0

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,634,000, $1,498,000 and $1,161,000, respectively.

    The Company's first phage display patent in Europe was opposed by two parties in late 1997. The oppositions primarily relate to whether the written description of the inventions in the Company's

                                   DYAX CORP.

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
European patent is sufficient under European patent law. A hearing on these oppositions was held on April 6, 2000 and the patent was revoked. The Company has appealed this decision to the Technical Board of Appeals. This appeal suspends the Opposition Division's decision and reinstates the Company's patent pending the decision of the Technical Board of Appeals. Although Dyax will be able to enforce this patent during the appeal, any infringement action that the Company files will likely be stayed pending the results of the appeal. The appeal could take several years to resolve. The Company also has a second patent application related to the Company's phage display technology pending in the European Patent Office. During the continued prosecution of this application, the Examining Division will consider the grounds on which the Operations Division revoked the Company's first patent. The Company cannot assure that it will prevail in the appeal proceedings, in any other opposition or litigation contesting the validity or scope of the European patents, or during the prosecution of the second European patent application. If the Company is not successful in the defense of the European patent, or if additional valid and enforceable patents do not result from the Company's pending European patent applications, the Company will not be able to prevent other parties from using phage display in Europe.

    The Company is engaged in a United States court proceeding relating to patents owned by a third party. The third party has sued the Company in New York for patent infringement of three United States patents. The New York court dismissed the complaint for lack of jurisdiction and the plaintiffs have filed an appeal which is pending. On July 12, 2000, the plaintiffs filed the complaint against the Company in the United States District Court in Massachusetts alleging infringement of the same three patents that were at issue in the New York case. The amount of a loss, if any, cannot be reasonably estimated.

11.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK:  Commencing in August 1998 and concluding in
November 1998, the Company issued 5,752,944 shares of Class A Series 5 Preferred Stock, $0.01 par value per share, at $5.45 per share. Net proceeds were $30,168,000 after deducting related expenses of $1,186,000. All of the shares of Class A Series 5 Preferred Stock were converted to common stock coincident with the Company's initial public offering. As of December 31, 2000, there were 1,000,000 shares of $0.01 par value preferred stock authorized but undesignated.

    COMMON STOCK: Effective as of March 23, 1998, the Company implemented a reverse stock split for all common stock outstanding whereby each stockholder received 0.652 share for each share of common stock, $0.01 par value. All periods presented were retroactively restated to reflect the reverse stock split.

    On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at $15.00 per share, including 600,000 shares of common stock issued pursuant to the exercise by the underwriters of their over-allotment option. The gross proceeds to the Company from the offering, including the shares sold pursuant to the exercise of the over-allotment option, was $69.0 million. The costs associated with the initial public offering were $6,650,000. Coincident with the initial public offering, 14,696,987 shares of preferred stock automatically converted into 11,585,454 shares of common stock. As of December 31, 2000, there were 50,000,000 shares authorized.

                                   DYAX CORP.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK OPTIONS: The Company's 1995 Equity Incentive Plan (the "Plan") is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances granted below fair market value, options are generally granted at the current fair market value on the date of grant generally vest ratably over a 48 month period, and expire within ten years from date of grant. On May 19, 2000, the Board of Directors increased the common stock options available for grant under the Plan to 4,500,000. On October 9, 1998, the Company's Board of Directors authorized the amendment of all stock options granted during 1998, 295,809 shares, under the Plan to provide for such options to have an amended exercise price equal to the then fair value of $2.00 per share, which amendment was deemed to be the cancellation of the existing options and the grant of new options pursuant to the plan. At December 31, 2000, there were 3,462,841 shares of common stock reserved for issuance under outstanding and future grants under the Plan of which 700,471 shares remained available for future grant. Since the Plan's inception, 1,037,159 shares have been issued under the plan.

    Stock option activity for the 1995 Equity Incentive Plan is summarized as follows:

                                                                        WEIGHTED
                                                                      AVG. EXERCISE
                                                      OPTION SHARES       PRICE
                                                      -------------   -------------
Outstanding at December 31, 1997....................      970,711          0.93
Granted.............................................    1,067,571          2.95
Exercised...........................................     (105,197)         0.78
Canceled............................................     (329,942)         4.98
                                                        ---------
Outstanding at December 31, 1998....................    1,603,143          1.45
Granted.............................................      906,220          2.04
Exercised...........................................      (53,287)         1.02
Canceled............................................     (120,621)         1.48
                                                        ---------
Outstanding at December 31, 1999....................    2,335,455          1.69
Granted.............................................      970,379         18.27
Exercised...........................................     (480,505)         1.63
Canceled............................................      (62,959)         2.14
                                                        ---------
Outstanding at December 31, 2000....................    2,762,370          7.50
                                                        =========

                                   DYAX CORP.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    Summarized information about stock options outstanding at December 31, 2000 is as follows:

                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          -------------------------------------   -----------------------
                                                      WEIGHTED-                 WEIGHTED-
                                         REMAINING     AVERAGE                   AVERAGE
                            NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
- ------------------------  -----------   -----------   ---------   -----------   ---------
$0.30 to $0.99               290,482        5.4        $ 0.44        288,109     $ 0.44
$1.53                        235,295        6.8        $ 1.53        178,237     $ 1.53
$2.00 to $2.50             1,275,440        8.4        $ 2.03        622,465     $ 2.04
$6.00 to $8.00               186,849        9.4        $ 6.06         33,149     $ 6.36
$12.60 to $17.81             436,335        9.9        $17.17         10,390     $12.60
$19.50 to $27.88             269,344        9.9        $24.07         20,651     $27.50
$35.00 to $48.69              68,625        9.7        $37.39         10,894     $36.27
                           ---------        ---        ------      ---------     ------
                           2,762,370        8.4        $ 7.50      1,163,895     $ 2.56

    The weighted average fair value of options granted under the Plan during 2000, 1999 and 1998, as determined under the minimum value method was $15.78, $0.63 and $0.73, respectively. Total options exercisable at December 31, 2000, 1999 and 1998 were 1,163,895, 1,008,834 and 499,509, respectively.

    SFAS No. 123, "Accounting for Stock-Based Compensation", requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on fair value, or provide pro forma disclosure of net income in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS No. 123 and applies APB Opinion No. 25 and related interpretations in accounting for its plan. If compensation costs for the Company's employee and director stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2000, 1999 and 1998 would have increased to the pro forma amounts shown below:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net loss as reported.................................  $(15,189,000)  $(13,187,000)  $(7,152,000)
Pro forma net loss...................................  $(16,139,000)  $(13,412,000)  $(7,277,000)
Basic and diluted net loss per share as reported.....  $      (1.77)  $      (6.81)  $     (4.22)
Pro forma basic and diluted net loss per share.......  $      (1.88)  $      (6.92)  $     (4.29)

    The fair value of each stock option granted is estimated on the grant date using the minimum value method with the following weighted average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Expected option term..................................     6.0        6.0        6.0
Risk-free interest rate...............................     5.3%      6.19%      4.56%
Expected dividend yield...............................   None        None       None
Volatility factor.....................................      75%      None       None

                                   DYAX CORP.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    In 2000, 1999 and 1998, the Company recorded $1,494,000, $4,284,000 and
$561,000 (including $285,000 related to the sale of shares of common stock to an officer of the Company), respectively, of deferred compensation related to stock option grants to employees. The deferred compensation represents differences between the estimated fair value of common stock on the date of grant and the exercise price. The deferred compensation is being amortized and charged to operations over the vesting period of the related options. Total stock option-related compensation expense for 2000, 1999 and 1998 was $2,421,000, $939,000 and $681,000, respectively.

    RESTRICTED STOCK PURCHASE AGREEMENTS: In March 1997, the Company issued 114,100 shares of common stock at a purchase price of $0.77 per share to an officer under its 1995 Equity Incentive Plan, subject to a stock restriction agreement whereby the Company has the right, but not the obligation, to repurchase the unvested portion of the shares of common stock at the original purchase price per share in the event of termination of the officer's employment with the Company. Shares subject to this agreement vest monthly over a 48-month period. At December 31, 2000, there were 7,134, unvested common shares at a weighted average fair value, as determined under the minimum value method, of $0.23 per share. The restriction may be terminated at any time at the Company's election.

    In February 1998, the Company issued 78,240 shares of its common stock at a purchase price of $4.60 per share to an officer under its 1995 Equity Incentive Plan, subject to a stock restriction agreement whereby the Company has the right, but not the obligation, to repurchase the unvested portion of the shares of common stock at the original purchase price per share upon termination of the officer's employment with the Company. Shares subject to this agreement vest monthly over a 24-month period, beginning in February 2000, except that unvested shares vested in full upon the closing of the Company's initial public offering of common stock in August 2000. At December 31, 2000, there were no unvested shares. The Company recorded $285,000 of deferred compensation during 1998 in connection with the sale of shares of common stock to the officer based upon an estimated fair value at the date of issuance of $8.25 per share. The deferred compensation amount was charged to operations as the restricted stock vested.

    During the fourth quarter of 1999, the Company issued 47,500 shares of common stock, under two separate agreements, at a purchase price of $2.00 per share, to an officer under its 1995 Equity Incentive Plan, subject to stock restriction agreements whereby the Company has the right of first refusal with respect to these shares. The first agreement involved 25,000 shares, which vested immediately. The second agreement involved 22,500 shares, which vest monthly over a 24-month period with certain acceleration provisions, and are subject to the Company's right to repurchase the unvested portion of the shares of common stock at the original purchase price per share in the event of termination of the officer's employment with the Company. One half of any unvested shares of restricted common stock and one half of any unvested options automatically vest upon any merger, consolidation or other sale resulting in a change in control of the company if the officer's employment is terminated or he resigns because the terms of his employment agreement have been adversely changed. The Company recorded $248,000 of deferred compensation during 2000 in connection with the sale of shares of common stock to the officer based upon an estimated fair value at the date of issuance of $7.22 per share. The deferred compensation amount was charged to operations over the vesting period and the remaining unvested shares were accelerated upon the closing of the initial public offering of the Company's common stock in August 2000. At December 31, 2000, there were no unvested common shares.

                                   DYAX CORP.

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    WARRANTS: At December 31, 2000, 1999 and 1998, the Company had outstanding warrants to purchase 0, 27,022 and 27,022 shares, respectively, of the Company's common stock at $3.97 per share. Warrants for 27,022 shares were exercised in August 2000.

    1998 EMPLOYEE STOCK PURCHASE PLAN: In January 1998, the Company adopted the Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan"), under which employees may in the future purchase shares of Common Stock at a discount from fair market value. There are 97,800 shares of Common Stock reserved for issuance under the Purchase Plan. To date the Company has not offered or issued shares of Common Stock under the Purchase Plan. Rights to purchase Common Stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time before stock is purchased. The purchase price per share of Common Stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions, periodic lump sum payments or a combination of both.

12.  EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company has an employee savings and retirement plan (the "Plan"), qualified under section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees. Employees may elect to contribute a portion of their pretax compensation to the Plan up to the annual maximum allowed under the Plan. The Plan does not provide for a fixed matching contribution by the Company, however, for each plan year the Company may contribute to the Plan at its discretion. No contributions to the Plan were made by the Company in 2000, 1999 or 1998.

13.  INCOME TAXES

    For the years ended December 31, 2000, 1999 and 1998, the Company had income tax provisions of $0, $58,000 and $0, respectively.

    Temporary differences that give rise to significant deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                       2000           1999
                                                   ------------   ------------
Deferred Tax Asset:
Allowance for doubtful accounts..................  $     52,000   $     52,000
Inventory costs..................................       303,000        106,000
Depreciation and amortization....................       128,000        120,000
Accrued expenses.................................       182,000        140,000
Other............................................        88,000         79,000
Net operating loss carryforwards.................    25,374,000     20,251,000
Research credit carryforwards....................     1,469,000      1,168,000
Valuation allowance..............................   (27,596,000)   (21,916,000)
                                                   ------------   ------------
Net deferred tax asset...........................            --             --
                                                   ============   ============

                                   DYAX CORP.

13.  INCOME TAXES (CONTINUED)
    As of December 31, 2000, the Company has federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately $61,099,000 and $1,469,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates through 2020. Approximately $1,076,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options which has been fully reserved. The benefit from the $1,076,000 deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, management has evaluated the positive and negative evidence bearing upon the realizabilty of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not the Company will be unable to recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $27,596,000 has been established at December 31, 2000.

    Ownership changes, as defined in the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

    At December 31, 2000, Dyax's foreign subsidiaries had NOL carryforwards of approximately $2,219,000 which are potentially indefinitely available to offset future foreign taxable income.

14.  RELATED PARTY TRANSACTIONS

    The President, Chief Executive Officer and Chairman of the Board of the Company also serves as an outside director of and consultant to Genzyme Corporation ("Genzyme") and as an outside director of Genzyme Transgenics Corporation. In 1996, the Company entered into a sublease agreement with Genzyme for laboratory and office facilities in Cambridge, Massachusetts, which was extended to June 2001. Rent expense of $615,000 was recorded in each year ended December 31, 2000, 1999 and 1998. During 1996, the Company signed two patent license agreements with Genzyme under the Company's standard license terms. The Company recorded license revenues of $50,000, for each year ended December 31, 2000, 1999 and 1998, in connection with the maintenance fees on these two agreements. During 1998, the Company had two funded discovery projects with Genzyme Transgenics Corporation and one funded discovery project with Genzyme Corporation resulting in recorded revenues of $123,000 in 1998. The funded discovery projects were all concluded during 1998.

    In June 1998, the Company and Genzyme also entered into a joint development and commercialization agreement for one of the Company's proprietary therapeutic compounds for the treatment of chronic inflammatory diseases, with initial development to be focused on the treatment of hereditary angioedema. Under the agreement, the Company will initially fund up to $6.0 million dollars of development costs. Thereafter the parties will establish a limited liability company, in which the Company will own 50% and Genzyme will own 50%, and fund equally all development and commercialization costs. Through December 31, 2000, the Company funded approximately $3.2 million of development costs, exclusive of any allocation of general and administrative expenses. Genzyme has extended to the Company a $3.0 million line of credit, which the Company may use to fund a portion of such development costs or for any of the Company's other research and development programs. At December 31, 2000, the Company had not utilized any of the available line of credit. In addition, the Company will be entitled to receive significant milestone payments and up to 50% of the profits from sales of products developed under this collaboration both prior to and after the limited liability company is formed. The Company believes that the proposed collaboration with Genzyme will provide

                                   DYAX CORP.

14.  RELATED PARTY TRANSACTIONS (CONTINUED)
Dyax with significant financial and other resources to continue clinical development of this proprietary compound. In addition, in 1998 Genzyme purchased $3.0 million of the Company's Class A Series 5 Preferred Stock at $5.45 per share, which were subsequently converted into 550,458 common shares of the Company, as a result of initial public offering in August 2000.

15.  BUSINESS SEGMENTS

    The Company discloses business segments under SFAS No. 131. The accounting policies of the segments are the same as those described in Note 2, Accounting Policies. Segment data does not include allocation of corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings (losses) before corporate administrative costs, interest and taxes.

    The Company has two reportable segments: Separations and Therapeutics/Diagnostics. The Separations Products segment develops, manufactures, markets and sells chromatography separations equipment and media cartridges under the Biotage trade name. The Therapeutics/Diagnostics segment develops therapeutic and diagnostic products using the Company's proprietary Phage Display technology, licenses this proprietary technology to third parties and sells affinity ligand based separations products developed using the Company's Phage Display technology.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

                                   DYAX CORP.

15.  BUSINESS SEGMENTS (CONTINUED)
    The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of the:

                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
YEAR ENDED DECEMBER 31, 2000                             -----------   -------------   -----------
Revenue from external customers........................  $15,782,000    $ 9,434,000    $25,216,000
Segment loss from operations...........................  $(3,192,000)   $(5,587,000)   $(8,779,000)
Depreciation and amortization..........................  $  (465,000)   $(1,293,000)   $(1,758,000)
Segment assets.........................................  $ 9,221,000    $ 3,020,000    $12,241,000

                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
YEAR ENDED DECEMBER 31, 1999                             -----------   -------------   -----------
Revenue from external customers........................  $12,596,000    $ 4,237,000    $16,833,000
Segment loss from operations...........................  $(2,790,000)   $(6,203,000)   $(8,993,000)
Depreciation and amortization..........................  $  (717,000)   $  (316,000)   $(1,033,000)
Segment assets.........................................  $ 7,010,000    $ 2,257,000    $ 9,267,000

                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
YEAR ENDED DECEMBER 31, 1998                             -----------   -------------   -----------
Revenue from external customers........................  $ 9,641,000    $ 4,490,000    $14,131,000
Segment loss from operations...........................  $(1,524,000)   $(2,126,000)   $(3,650,000)
Depreciation and amortization..........................  $  (236,000)   $  (221,000)   $  (457,000)
Segment assets.........................................  $ 5,527,000    $ 2,252,000    $ 7,779,000

                                                           2000           1999          1998
RECONCILIATIONS:                                       ------------   ------------   -----------
Loss from operations:
  Loss from operations for reportable segments.......  $ (8,779,000)  $ (8,993,000)  $(3,650,000)
    Unallocated amounts:
      Corporate expenses.............................    (8,401,000)    (5,315,000)   (3,903,000)
      Investment income..............................            --        265,000            --
      Interest income, net...........................     1,991,000        856,000       401,000
                                                       ------------   ------------   -----------
  Consolidated net loss..............................  $(15,189,000)  $(13,187,000)  $(7,152,000)
                                                       ============   ============   ===========

                                                              2000          1999         1998
                                                           -----------   -----------   ---------
Depreciation and amortization:
  Depreciation and amortization for reportable
    segments.............................................  $(1,758,000)  $(1,033,000)  $(457,000)
  Unallocated amounts:
    Corporate depreciation and amortization..............     (120,000)      (70,000)    (22,000)
                                                           -----------   -----------   ---------
    Consolidated depreciation and amortization...........  $(1,878,000)  $(1,103,000)  $(479,000)
                                                           ===========   ===========   =========

                                   DYAX CORP.

15.  BUSINESS SEGMENTS (CONTINUED)

                                                                     DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Assets:
  Segment assets......................................  $12,241,000   $ 9,267,000   $ 7,779,000
Unallocated amounts:
  Corporate assets....................................   79,164,000    20,341,000    26,637,000
                                                        -----------   -----------   -----------
  Consolidated assets.................................  $91,405,000   $29,608,000   $34,416,000
                                                        ===========   ===========   ===========

    The Company operates in the geographic segments of the United States ("U.S.") and Europe as indicated in the table below.

                                                      2000 (IN 000'S)
                                        --------------------------------------------
                                          U.S.      EUROPE    ELIMINATION    TOTAL
                                        --------   --------   -----------   --------
Revenues..............................  $ 24,837    $3,872      $(3,493)    $ 25,216
Net loss..............................   (13,093)     (979)      (1,117)     (15,189)
Long-lived assets.....................     4,451       750           --        5,201
Total assets..........................    92,674     2,611       (3,880)      91,405

                                                      1999 (IN 000'S)
                                        --------------------------------------------
                                          U.S.      EUROPE    ELIMINATION    TOTAL
                                        --------   --------   -----------   --------
Revenues..............................  $ 15,372    $4,274      $(2,813)    $ 16,833
Net loss..............................   (12,940)     (342)          95      (13,187)
Long-lived assets.....................     4,263       436           --        4,699
Total assets..........................    29,064     2,380       (1,836)      29,608

                                                       1998 (IN 000'S)
                                                    ----------------------
                                           U.S.      EUROPE    ELIMINATION    TOTAL
                                         --------   --------   -----------   --------
Revenues...............................  $12,941     $2,992      $(1,802)    $14,131
Net loss...............................   (7,129)       (28)           5      (7,152)
Long-lived assets......................    1,820        162           --       1,982
Total assets...........................   34,148      1,650       (1,382)     34,416

16.  COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130 in 1998. Accumulated other comprehensive income (loss) is calculated as follows:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                2000        1999        1998
                                              ---------   ---------   ---------
Accumulated other comprehensive income
  (loss):
  Foreign currency translation adjustment:
    Balance at beginning of each period.....  $(108,000)  $(123,000)  $(141,000)
    Change during each period...............     81,000      15,000      18,000
                                              ---------   ---------   ---------
    Balance at end of each period...........  $ (27,000)  $(108,000)  $(123,000)
                                              =========   =========   =========

                                   DYAX CORP.

17.  COLLABORATION AND LICENSE AGREEMENT

    In March 2000, the Company entered into a collaboration and license agreement with Human Genome Sciences, Inc. ("HGSI"). Under this agreement the Company and HGSI will use Dyax's phage display technology to identify and optimize product leads that bind to therapeutic targets selected by HGSI, and also to develop new technologies for purifying targets. The Company granted HGSI a non-exclusive license to our phage display technology and compound libraries to create leads that may be used as peptide drugs, human monoclonal antibody drugs and IN VITRO diagnostic products. With the exception of selected IN VITRO imaging rights, HGSI will retain the rights to all products that result from this collaboration. In exchange, HGSI will pay the Company a minimum of $16.0 million in committed license fees and research funding during the first three years of the five-year agreement, $6.0 million of which was paid to the Company in March 2000. The Company will also be entitled to receive milestone payments on therapeutic products and royalties on all products developed by HGSI under the agreement and will share HGSI's revenues on any of those products it out-licenses. The $6.0 million cash payment is being recognized as revenue over the five-year collaboration term of the agreement. For the year ended
December 31, 2000, the Company recognized $3,075,000 of revenue under the collaboration and license agreement. The excess cash received over the revenue recognized is recorded as deferred revenue in the accompanying consolidated balance sheet.

18.  QUARTERLY OPERATING RESULTS

    The following is a summary of unaudited quarterly results of operations for the two years ended December 31, 2000 and 1999:

YEAR ENDED DECEMBER 31, 2000                                FIRST      SECOND     THIRD      FOURTH
(IN THOUSANDS, EXCEPT PER SHARE)                           QUARTER    QUARTER    QUARTER    QUARTER
- --------------------------------                           --------   --------   --------   --------
Total revenues...........................................  $ 4,807    $ 5,457    $ 6,296    $ 8,656
Loss from operations.....................................   (4,649)    (4,394)    (3,086)    (5,051)
Net loss.................................................   (4,491)    (4,233)    (2,494)    (3,971)
Basic and diluted net loss per share.....................    (1.97)     (1.77)     (0.24)     (0.21)

YEAR ENDED DECEMBER 31, 1999                                FIRST      SECOND     THIRD      FOURTH
(IN THOUSANDS, EXCEPT PER SHARE)                           QUARTER    QUARTER    QUARTER    QUARTER
- --------------------------------                           --------   --------   --------   --------
Total revenues...........................................  $ 3,665    $ 3,309    $ 4,668    $ 5,191
Loss from operations.....................................   (3,124)    (3,448)    (3,572)    (4,164)
Net loss.................................................   (2,863)    (3,291)    (3,111)    (3,922)
Basic and diluted net loss per share.....................    (1.65)     (1.88)     (1.50)     (1.80)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Reporting Compliance" in the Company's Definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Proxy
Statement: "Election of Directors--Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A.) 1.  FINANCIAL STATEMENTS

    The financial statements are included under Part II, Item 8 of this Report.

    2.  FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                    BALANCE AT
                                                    BEGINNING                              BALANCE AT
                                                    OF PERIOD    ADDITIONS   DEDUCTIONS   END OF PERIOD
                                                    ----------   ---------   ----------   -------------
Allowance for Doubtful Accounts:
    2000..........................................     $129         $ 1          --           $130
    1999..........................................     $129          --          --           $129
    1998..........................................     $ 81         $48          --           $129

                                                    BALANCE AT
                                                    BEGINNING                              BALANCE AT
                                                    OF PERIOD    ADDITIONS   DEDUCTIONS   END OF PERIOD
                                                    ----------   ---------   ----------   -------------
Deferred Tax Asset Valuation Allowance:
    2000..........................................    $21,916     $5,680         --          $27,596
    1999..........................................    $16,541     $5,375         --          $21,916
    1998..........................................    $13,963     $2,578         --          $16,541

    3.  EXHIBITS

    The exhibits are listed below under Part IV, Item 14(c) of this Report.

(B.) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated November 6, 2000 was filed with the U.S. Securities and Exchange Commission on November 7, 2000 to announce a collaboration between Dyax and the Bracco Group to exploit diagnostic imaging and related therapeutic applications of Dyax's proprietary phage display technology. The press release announcing this alliance was also filed as
Exhibit 99.1 to that report.

(C.) EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
    3.1                 Restated Certificate of Incorporation of the Company. Filed
                        as Exhibit 3.1 to the Company's Quarterly Report on Form
                        10-Q (File No. 000-24537) for the quarter ended
                        September 30, 2000 and incorporated herein by reference.

    3.2                 Amended and Restated By-laws of the Company. Filed as
                        Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q
                        (File No. 000-24537) for the quarter ended September 30,
                        2000 and incorporated herein by reference.

    4.1 Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.1                 Amended and Restated 1995 Equity Incentive Plan, as amended on August 18, 2000. Filed as Exhibit 10.3 to the Company's
                        Quarterly Report on Form 10-Q (File No. 000-24537) for the
                        quarter ended September 30, 2000 and incorporated herein by reference.

   10.2                 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to
                        the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
   10.3*                Employment Letter Agreement, dated September 1, 1999,
                        between Stephen S. Galliker and the Company. Filed as
                        Exhibit 10.3 to the Company's Registration Statement on Form
                        S-1 (File No. 333-37394) and incorporated herein by
                        reference.

   10.4*                Restricted Stock Purchase Agreement, dated October 1999,
                        between Stephen S. Galliker and the Company. Filed as
                        Exhibit 10.4 to the Company's Registration Statement on Form
                        S-1 (File No. 333-37394) and incorporated herein by
                        reference.

   10.5*                Restricted Stock Purchase Agreement, dated November 30,
                        1999, between Stephen S. Galliker and the Company. Filed as
                        Exhibit 10.5 to the Company's Registration Statement on Form
                        S-1 (File No. 333-37394) and incorporated herein by
                        reference.

   10.6*                Letter Agreement, dated as of September 1, 1998, between
                        Gregory D. Phelps and the Company. Filed as Exhibit 10.6 to
                        the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.7* Letter Agreement dated May 21, 1999 between Scott Chappel and the Company. Filed herewith.

   10.8*                Employment Agreement, dated August 1995, between Robert
                        Ladner and the Company. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.9*                Consulting Agreement, dated October 15, 1997, between James
                        W. Fordyce and the Company. Filed as Exhibit 10.9 to the
                        Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.10*               Loan and Pledge Agreement, dated October 30, 1998, between
                        Henry E. Blair and the Company. Filed herewith.

   10.11*               Loan Agreement dated June 14, 1999 between Scott Chappel and the Company. Filed herewith.

   10.12                Sublease, dated January 1999, between GPC Biotech Inc.
                        (f/k/a Mitotix, Inc.) and the Company. Filed as
                        Exhibit 10.12 to the Company's Registration Statement on
                        Form S-1 (File No. 333-37394) and incorporated herein by reference.

   10.13                Lease, dated June 30, 1999, between Alan G. Dillard, Jr.,
                        and the Company. Filed as Exhibit 10.13 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.14                Lease Agreement, dated as of February 12, 1998, between
                        AStec Partnership and the Company. Filed as Exhibit 10.14 to
                        the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.15                Lease Agreement, dated as of February 11, 1997, between
                        AStec Partnership and the Company. Filed as Exhibit 10.15 to
                        the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.16                Sublease Agreement, dated September 21, 1996, as amended on
                        December 31, 1997, between Genzyme Corporation and the
                        Company. Filed as Exhibit 10.16 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.17                Second Amendment to Sublease, dated March 21, 2000, between
                        Genzyme Corporation and the Company. Filed as Exhibit 10.17
                        to the Company's Registration Statement on Form S-1 (File
                        No. 333-37394) and incorporated herein by reference.

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
   10.18                Lease Agreement, dated April 8, 1991, between Bridge Gate
                        Real Estates Limited, Harforde Court Management Limited and
                        the Company. Filed as Exhibit 10.18 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.19                Lease Agreement, dated February 20, 1998, between Old
                        Kendall Property LLC and the Company. Filed as
                        Exhibit 10.19 to the Company's Registration Statement on
                        Form S-1 (File No. 333-37394) and incorporated herein by reference.

   10.20                Amendment, dated February 26, 1999, to lease between
                        Cambridge Athenaeum LLC (successor-in-interest to Old
                        Kendall Property LLC) and the Company. Filed as
                        Exhibit 10.20 to the Company's Registration Statement on
                        Form S-1 (File No. 333-37394) and incorporated herein by reference.

   10.21                Master Lease Agreement, dated December 30, 1997, between
                        Transamerica Business Credit Corporation and the Company.
                        Filed as Exhibit 10.21 to the Company's Registration
                        Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

   10.22                Form of Sale and Leaseback Agreement, dated December 30,
                        1997, between Transamerica Business Credit Corporation and the Company. Filed as Exhibit 10.22 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.23                Form of License Agreement (Therapeutic Field) between the
                        Licensee and the Company. Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.24 Form of License Agreement (Antibody Diagnostic Field) between the Licensee and the Company. Filed as
                        Exhibit 10.24 to the Company's Registration Statement on
                        Form S-1 (File No. 333-37394) and incorporated herein by reference.

   10.25                Collaboration Agreement between Genzyme Corporation and Dyax
                        Corp., dated October 1, 1998. Filed as Exhibit 10.25 to the
                        Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.26+               License Agreement, dated January 24, 2001, between
                        Debiopharm S.A. and the Company. Filed herewith.

   10.27+               Research and Development Marketing and Collaboration
                        Agreement, dated June 14, 1999, between Amersham Pharmacia
                        Biotech AB and the Company. Filed as Exhibit 10.27 to the
                        Company's Registration Statement on Form S-1 (File No.
                        333-37394) and incorporated herein by reference.

   10.28+               Joint Collaboration Agreement, dated October 1, 1997,
                        between CropTech Development Corporation and the Company.
                        Filed as Exhibit 10.28 to the Company's Registration
                        Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

   10.29+               License, Technology Transfer, and Technology Services
                        Agreement, dated February 2, 2000, between Amgen Inc. and
                        the Company. Filed as Exhibit 10.30 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.30+               Collaboration and License Agreement, dated March 17, 2000, between Human Genome Sciences, Inc., and the Company. Filed as Exhibit 10.31 to the Company's Registration Statement on
                        Form S-1 (File No. 333-37394) and incorporated herein by
                        reference.

EXHIBIT NO.                                     DESCRIPTION
- -----------             ------------------------------------------------------------
   10.31                Form of Indemnification Agreement by and between certain
                        directors and executive officers of the Company and the
                        Company. Filed as Exhibit 10.32 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.32                Collaboration Agreement, dated June 20, 1997, between EPIX
                        Medical Inc. and the Company. Filed as Exhibit 10.33 to the
                        Company's Registration Statement on Form S-1 (File
                        No. 333-37394) and incorporated herein by reference.

   10.33                Amended and Restated Registration Rights Agreement, dated as of February 12, 2001, between holders of the Company's
                        capital stock named therein and the Company. Filed herewith.

   10.34                Master Loan and Security Agreement, dated June 30, 2000,
                        between Transamerica Business Credit Corporation and the
                        Company. Filed as Exhibit 10.35 to the Company's
                        Registration Statement on Form S-1 (File No. 333-37394) and
                        incorporated herein by reference.

   10.35+               Collaboration and License Agreement, dated October 31, 2000, between Bracco Holding, B.V. and Bracco International, B.V.
                        and the Company. Filed as Exhibit 10.2 to the Company's
                        Quarterly Report on Form 10-Q (File No. 000-24537) for the
                        quarter ended September 30, 2000 and incorporated herein by reference.

   21.1                 Subsidiaries of the Company. Filed herewith.

   23.1 Consent of PricewaterhouseCoopers LLP, independent accountants. Filed herewith.

   99.1 Factors Affecting Future Operations and Results. Filed herewith.

- ------------------------

*   Indicates a contract with management.

+ This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2001.

                                                       DYAX CORP.

                                                       By:              /s/ HENRY E. BLAIR
                                                            -----------------------------------------
                                                                          Henry E. Blair
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                 /s/ HENRY E. BLAIR                      Officer, and Chairman of
     -------------------------------------------         the Board of Directors       March 28, 2001
                   Henry E. Blair                        (Principal Executive
                                                         Officer)

                                                       Executive Vice President,
                                                         Finance and
               /s/ STEPHEN S. GALLIKER                   Administration and Chief
     -------------------------------------------         Financial Officer            March 28, 2001
                 Stephen S. Galliker                     (Principal Financial
                                                         Officer)

                /s/ GREGORY D. PHELPS
     -------------------------------------------       Director                       March 27, 2001
                  Gregory D. Phelps

         /s/ CONSTANTINE E. ANAGNOSTOPOULOS
     -------------------------------------------       Director                       March 24, 2001
           Constantine E. Anagnostopoulos

                /s/ JAMES W. FORDYCE
     -------------------------------------------       Director                       March 28, 2001
                  James W. Fordyce

                /s/ THOMAS L. KEMPNER
     -------------------------------------------       Director                       March 28, 2001
                  Thomas L. Kempner

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ HENRY R. LEWIS
     -------------------------------------------       Director                       March 28, 2001
                   Henry R. Lewis

               /s/ JOHN W. LITTLECHILD
     -------------------------------------------       Director                       March 28, 2001
                 John W. Littlechild

                  /s/ ALIX MARDUEL
     -------------------------------------------       Director                       March 28, 2001
                    Alix Marduel

               /s/ DAVID J. MCLACHLAN
     -------------------------------------------       Director                       March 28, 2001
                 David J. McLachlan