Form 10-Q
period 2001-03-31
DYAX CORP
filed 2001-05-15
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                       For the period ended March 31, 2001

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

           YES  X                     NO
              -----

Number of shares outstanding of Dyax Corp.'s Common Stock as of May 10, 2001:

Common Stock, par value $.01                      19,219,870 shares outstanding

                                   DYAX CORP.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

         Consolidated Balance Sheets (Unaudited)
           March 31, 2001 and December 31, 2000 ..........................    3

         Consolidated Statements of Operations and Comprehensive
           Loss (Unaudited) For the three months ended March 31, 2001
           and 2000.......................................................    4

         Consolidated Statements of Cash Flows (Unaudited)
           For the three months ended March 31, 2001 and 2000.............    5

         Notes to Unaudited Financial Statements..........................    6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................    9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ......   11

PART II - OTHER INFORMATION ..............................................   11

Item 2 - Use of Proceeds from Registered Securities ......................   11

Item 6(b) - Reports on Form 8-K ..........................................   12

Signatures ...............................................................   13

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

                                   DYAX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                March 31,     December 31,
                                                                  2001           2000
                                                              ------------   ------------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 68,632,000   $ 74,205,000
  Accounts receivable, net..................................     6,804,000      6,509,000
  Inventories...............................................     3,088,000      2,719,000
  Notes receivable, officers................................       327,000        412,000
  Other current assets......................................       782,000        780,000
                                                              ------------   ------------
    Total current assets....................................    79,633,000     84,625,000
Fixed assets, net...........................................     4,620,000      4,101,000
Notes receivable, officers..................................     1,380,000      1,380,000
Goodwill and other intangibles, net.........................       878,000      1,100,000
Other assets................................................       181,000        199,000
                                                              ------------   ------------
    Total assets............................................  $ 86,692,000   $ 91,405,000
                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  6,330,000   $  7,983,000
  Current portion of deferred revenue.......................     4,630,000      4,161,000
  Current portion of capital leases.........................       687,000        683,000
                                                              ------------   ------------
    Total current liabilities...............................    11,647,000     12,827,000
Capital leases..............................................     1,390,000      1,580,000
Deferred revenue............................................     6,853,000      7,141,000
                                                              ------------   ------------
    Total liabilities.......................................    19,890,000     21,548,000

Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
    authorized at March 31, 2001 and December 31, 2000;
    19,202,857 and 19,046,771 shares issued at March 31,
    2001 and December 31, 2000, respectively................       192,000        190,000
Additional paid-in capital..................................   141,041,000    140,936,000
Receivable from officer for common stock purchase...........      (418,000)      (418,000)
Accumulated (deficit).......................................   (70,270,000)   (66,844,000)
Treasury stock (1,378 common shares at cost)................            --             --
Deferred compensation.......................................    (3,559,000)    (3,980,000)
Accumulated other comprehensive loss........................      (184,000)       (27,000)
                                                              ------------   ------------
    Total stockholders' equity..............................    66,802,000     69,857,000
                                                              ------------   ------------
    Total liabilities and stockholders' equity..............  $ 86,692,000   $ 91,405,000
                                                              ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                   DYAX CORP.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------
                                                           2001           2000
                                                       ------------    -----------
Revenues:
  Product sales......................................  $  3,846,000    $ 3,378,000
  Product development and license fee revenues.......     3,222,000      1,429,000
                                                       ------------   ------------
Total revenues.......................................     7,068,000      4,807,000
Operating expenses:
  Cost of products sold..............................     1,768,000      1,493,000
  Research and development:
    Other research and development...................     3,962,000      3,703,000
    Noncash compensation.............................       171,000        182,000
  Selling, general and administrative:
    Other selling, general and administrative........     5,250,000      3,856,000
    Noncash compensation.............................       209,000        222,000
                                                       ------------   ------------
Total operating expenses.............................    11,360,000      9,456,000
                                                       ------------   ------------
Loss from operations.................................    (4,292,000)    (4,649,000)
                                                       ------------   ------------
  Interest income (expense), net.....................       866,000        158,000
                                                       ------------   ------------
Net loss.............................................    (3,426,000)    (4,491,000)
                                                       ------------   ------------
Other comprehensive income (loss):
  Foreign currency translation adjustments...........      (157,000)       153,000
                                                       ------------   ------------
Comprehensive loss...................................  $ (3,583,000)   $(4,338,000)
                                                       ============   ============
Basic and diluted net loss per share.................  $       (.18)   $     (1.97)
Shares used in computing basic and diluted net loss
  per share..........................................    19,099,185      2,277,725

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                   DYAX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                                2001           2000
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................  $ (3,426,000)  $ (4,491,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization.........................       288,000        180,000
    Amortization of goodwill and other intangibles........       222,000        224,000
    Compensation expense associated with stock options....       380,000        404,000
  Changes in operating assets and liabilities:
    Accounts receivable...................................      (392,000)       133,000
    Inventories...........................................      (390,000)        60,000
    Notes receivable, officers............................        85,000        (10,000)
    Other assets..........................................         1,000         13,000
    Accounts payable and accrued expenses.................    (1,614,000)    (2,316,000)
    Deferred revenue......................................       187,000      7,055,000
                                                            ------------   ------------
Net cash (used in) provided by operating activities.......    (4,659,000)     1,252,000
                                                            ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets................................      (854,000)      (404,000)
                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of restricted common stock
    and exercise of stock options.........................       147,000        228,000
  Proceeds from sale-leaseback of equipment...............            --        286,000
  Repayment of capital lease obligations..................      (170,000)       (82,000)
                                                            ------------   ------------
Net cash (used in) provided by financing activities.......       (23,000)       432,000
Effect of foreign currency translation on cash balances...       (37,000)       154,000
                                                            ------------   ------------
Net increase (decrease) in cash and cash equivalents......    (5,573,000)     1,434,000
Cash and cash equivalents at beginning of the period......    74,205,000     16,726,000
                                                            ------------   ------------
Cash and cash equivalents at end of the period............  $ 68,632,000   $ 18,160,000
                                                            ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid...........................................  $     45,000   $     24,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Acquisition of property and equipment under capital
    leases................................................  $         --   $    286,000
  Deferred compensation...................................  $         --   $    170,000

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                   DYAX CORP.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (the "Company") is a biopharmaceutical company that has developed and patented its phage display technology with applications in the discovery and development of a broad range of compounds for the treatment and diagnosis of diseases and for the purification and manufacture of biopharmaceuticals and other chemicals. Through the use of phage display technology, Dyax's scientists, collaborators and licensees seek to discover proteins and peptides, including human antibodies, that bind tightly to specific molecular targets. The Company, through its Biotage subsidiary, develops, manufactures and sells chromatography separations systems and products.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and
(iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on form 10-K for the year ended December 31, 2000.


2. INVENTORY

     Inventories consist of the following:


                                                        MARCH 31,   DECEMBER 31,
                                                          2001         2000
                                                       ----------   ----------
Raw materials........................................  $1,616,000   $1,627,000
Work in process......................................     267,000      231,000
Finished products....................................   1,205,000      861,000
                                                       ----------   ----------
                                                       $3,088,000   $2,719,000
                                                       ==========   ==========

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                        MARCH 31,  DECEMBER 31,
                                                          2001         2000
                                                       ----------  ------------
Accounts payable.....................................  $4,220,000   $4,489,000
Accrued wages and related taxes......................   1,219,000    2,311,000
Accrued warranty costs...............................     146,000      146,000
Other accrued liabilities............................     745,000    1,037,000
                                                       ----------   ----------
Total................................................  $6,330,000   $7,983,000
                                                       ==========   ==========

4. NET LOSS PER SHARE

     Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares from the conversion of preferred stock and exercise of stock options and warrants are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share.

     The following sets forth the computation of net loss per share:



                                                       THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------
                                                           2001           2000
                                                       ------------   ------------
Numerator: Net loss..................................  $ (3,426,000)  $ (4,491,000)
                                                       ============   ============

Denominator: Weighted average common shares, basic
  and diluted........................................    19,099,185      2,277,725
                                                       ============   ============

Net loss per share: Basic and diluted................  $      (.18)  $      (1.97)
                                                       ============   ============


    At March 31, 2001 and 2000, the following potentially dilutive common shares were excluded because their effect was antidiliutive:


                                                     MARCH 31,
                                              2001                2000
                                            ---------          ----------
Convertible preferred stock...............         --          11,585,454
Stock options.............................  2,671,758           2,210,787
Warrants..................................         --              27,022
Unvested restricted stock.................         --             117,122

5. COMPREHENSIVE INCOME

     Accumulated other comprehensive income (loss) is calculated as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------
                                                        2001             2000
                                                     ----------       ----------
Accumulated other comprehensive income (loss):
  Foreign currency translation adjustment:
    Balance at beginning of each period...........   $ (27,000)       $(108,000)
    Change during each period.....................    (157,000)         153,000
                                                     ---------        ---------
    Balance at end of each period.................   $(184,000)       $  45,000
                                                     =========        =========

6. BUSINESS SEGMENTS

     The Company discloses business segments under SFAS No. 131. Segment data does not include allocation of corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings (losses) before corporate administrative costs, interest and taxes.

     The Company has two reportable segments: Separations and Therapeutics/Diagnostics. The Separations Products segment develops, manufactures, markets and sells chromatography separations equipment and media cartridges through its Biotage subsidiary. The Therapeutics/Diagnostics segment develops therapeutic and diagnostic products using the Company's proprietary Phage Display technology, licenses this proprietary technology to third parties and sells affinity ligand based separations products developed using the Company's Phage Display technology.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

     The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of the:


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
THREE MONTHS ENDED MARCH 31, 2001                        -----------   -------------   -----------
Revenue from external customers........................  $ 3,846,000    $ 3,222,000    $ 7,068,000
Segment loss from operations...........................  $  (743,000)   $(1,145,000)   $(1,888,000)
Segment assets.........................................  $ 9,046,000    $ 4,162,000    $13,208,000


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
THREE MONTHS ENDED MARCH 31, 2000                        -----------   -------------   -----------
Revenue from external customers........................  $ 3,378,000    $ 1,429,000    $ 4,807,000
Segment loss from operations...........................  $(1,004,000)   $(2,043,000)   $(3,047,000)
Segment assets.........................................  $ 6,681,000    $ 2,096,000    $ 8,777,000

                                                         THREE MONTHS ENDED MARCH 31,
                                                           2001           2000
RECONCILIATIONS:                                       ------------   -------------
Loss from operations:
  Loss from operations for reportable segments.......  $ (1,888,000)  $ (3,047,000)
    Unallocated amounts:
      Corporate expenses.............................    (2,404,000)    (1,602,000)
      Interest income, net...........................       866,000        158,000
                                                       ------------   ------------
  Consolidated net loss..............................  $ (3,426,000)  $ (4,491,000)
                                                       ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Total revenues for the quarter ended March 31, 2001 were $7.1 million, compared with $4.8 million for the same period in 2000, an increase of $2.3 million or 47%. Product sales, and product development and license revenues accounted for 54% and 46% respectively, of total revenues in the current three months, as compared with 70% and 30% in the prior year period. Product sales increased to $3.8 million in the three months ended March 31, 2001 from $3.4 million in the same period in 2000, an increase of $468,000 or 14%. The increase in product sales is primarily due to increased unit sales in Biotage's drug discovery purification consumable business. Product development and license fee revenues increased to $3.2 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000, an increase of $1.8 million or 125%. The increase in product development and license fee revenues is primarily due to several large funded collaborative arrangements, as well as the continued expansion of our phage display licensing program.

     As a result of new license agreements in 2001, our deferred revenue increased to $11.5 million from $11.3 million as of March 31, 2001 and December 31, 2000, respectively. These product development and license fees are amortized over the expected term of each agreement, ranging from one to six years.

     Cost of products sold for the quarter ended March 31, 2001 was $1.8 million compared to $1.5 million for the same period in 2000, an increase of $275,000 or 18%. The cost of products sold as a percentage of products sales increased to 46% in 2001 from 44% for the same period in 2000. This increase is primarily due to inventory obsolescence related to component piece parts for older systems and an increase in some lower margin consumable sales.

     Research and development expenses for the three months ended March 31, 2001 were $4.0 million, compared with $3.7 million for the same period in 2000, an increase of $259,000 or 7%. This increase resulted primarily from expenditures on new collaborative arrangements and increased internal efforts to develop biopharmaceutical, diagnostic products and industrial enzymes. These increases were partially offset by a reduction in research and development expenditures for our Biotage separations business of $301,000 as certain projects were completed and reduced expenditures for DX-88 of $336,000 due to timing of clinical trials.

     Selling, general and administrative expenses increased to $5.3 million for the three months ended March 31, 2001 compared to $3.9 million for the same period in 2000, an increase of $1.4 million or 36%. This increase is primarily due to increased personnel in sales and marketing functions at Biotage, including the opening of a sales office in Japan and in legal, finance and human resources to support corporate administrative functions.

     Non-cash compensation for selling, general and administrative and research and development decreased $24,000 or 6%, to $380,000 for the three months ended March 31, 2001 from $404,000 for the same period in 2000. Non-cash compensation expense represents the difference between the fair market value of the common stock on the option grant date and the option exercise price. This decrease is primarily due to the amortization of deferred compensation during 2000 for options and restricted stock that became fully vested upon completion of our initial public offering in August 2000.

     Net interest income increased to $866,000 for the three months ended March 31, 2001, from $158,000 for the same period in 2000, due to a higher average balance available for investment as a result of the proceeds from our initial public offering in August 2000.

     Our net loss for the quarter ended March 31, 2001 was $3.4 million compared to $4.5 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at a price of $15.00 per share resulting in net proceeds to the Company, after commissions and expenses, of $62.4 million. Through March 31, 2001, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $131.1 million. We have also generated funds from product sales, product development and license fee revenues, interest income and other sources. As of March 31, 2001, we had cash and cash equivalents of approximately $68.6 million, a decrease of $5.6 million from December 31, 2000. Our funds are currently invested in U.S. Treasury obligations.

     Our operating activities used cash of $4.7 million and provided cash of $1.3 million for the period ended March 31, 2001 and 2000, respectively. The use of cash in the three months ended March 31, 2001 resulted primarily from our losses from operations and changes in our working capital accounts, net of depreciation, amortization and non-cash compensation expense. Cash provided by operating activities for the three months ended March 31, 2000 was primarily due to cash received from large funded collaboration arrangements included in deferred revenue which was partially offset by cash used by accounts payable.

     Our investing activities used cash of $854,000 and $404,000 for the three months ended March 31, 2001 and 2000, respectively. Our investing activities consisted of purchases of equipment. We anticipate that we will invest $6.0 million to $8.0 million in 2001 for leasehold improvements to satisfy facilities requirements for our research activities. Additionally, our Biotage subsidiary will begin construction on a 50,000 square foot facility in Charlottesville, Virginia at an estimated cost of $4.0 million to $6.0 million.

     Our financing activities used cash of $23,000 and provided cash of $432,000 for the periods ended March 31, 2001 and 2000, respectively. Our financing activities for the three months ended March 31, 2001, consisted of repayments of capital lease obligations, offset by proceeds from the exercise of stock options. Our financing activities for the three months ended March 31, 2000 consisted primarily of proceeds from the exercise of stock options and proceeds from the sale-leaseback of equipment, offset by repayments of capital lease obligations.

     We currently have a $3.0 million loan facility available from Genzyme Corporation that was established as part of the collaboration to bring DX-88 to market. Interest on any outstanding balance accrues at a rate equal to one percent over the prime rate. There are currently no amounts outstanding under this facility.

     Statements about our expectations of the period of time through which financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that existing cash and cash equivalents plus anticipated cash flow from product sales and existing collaborations will be sufficient to support our current operating plan for the foreseeable future. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our strategies, results of operations, research and development programs and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections about the industry and markets in which we compete. The statements contained in this release are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results include, without limitation, those set forth in Exhibit 99.1 entitled, "Factors Affecting Future Operating Results" filed with our Annual Report on form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (File No. 000-24537).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is confined to our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. government securities funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2001, we had cash and cash equivalents of $68.6 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities

     On August 14, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-37394) in connection with the initial public offering of our common stock. On August 18, 2000, we sold 4,600,000 shares of our common stock (including 600,000 shares pursuant to the exercise by the underwriters of their overallotment option) at a price of $15.00 per share to the underwriters. We received net proceeds in the initial public offering of approximately $62,350,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities in connection with the offering. From August 18, 2000 through March 31, 2001, we invested the net proceeds from the offering in cash equivalents and short-term investments.

Item 6(b) - Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   DYAX CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYAX CORP.

Date:  May 15, 2001                     /s/ STEPHEN S. GALLIKER
                                        ----------------------------------
                                        Executive Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer