Form 10-Q
period 2001-06-30
DYAX CORP
filed 2001-08-14
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the period ended June 30, 2001

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

           YES_________X_________                     NO


Number of shares outstanding of Dyax Corp.'s Common Stock as of August 10, 2001:

Common Stock, par value $.01                      19,262,770 shares outstanding

                                   DYAX CORP.

                                TABLE OF CONTENTS

                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)
                June 30, 2001 and December 31, 2000 .............................3

         Consolidated Statements of Operations and Comprehensive Loss
                (Unaudited) For the three months ended June 30, 2001 and
                2000 and for the six months ended June 30, 2001 and 2000.........4

         Consolidated Statements of Cash Flows (Unaudited)
                For the six months ended June 30, 2001 and 2000..................5

         Notes to Unaudited Financial Statements.................................6

Item 2 - Management's Discussion and Analysis of

         Financial Condition and Results of Operations .........................10


Item 3 - Quantitative and Qualitative Disclosures About Market Risk ............13

PART II - OTHER INFORMATION ....................................................13


Item 2 - Use of Proceeds from Registered Securities ............................13

Item 4 - Submission of Matters to a Vote of Security Shareholders...............13

Item 6(a) - Exhibits............................................................14


Item 6(b) - Reports on Form 8-K ................................................14

Signatures .....................................................................15


Exhibit Index...................................................................16

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

                                   DYAX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        June 30,            December 31,
                                                                          2001                 2000
                                                                    --------------        ----------------
                                  ASSETS
Current assets:
   Cash and cash equivalents....................................       $ 63,136,000          $ 74,205,000
   Accounts receivable, net.....................................          8,164,000             6,509,000
   Inventories..................................................          3,049,000             2,719,000
   Notes receivable, officers...................................            320,000               412,000
   Other current assets.........................................            919,000               780,000
                                                                       -------------         ------------

     Total current assets.......................................         75,588,000            84,625,000
   Fixed assets, net............................................          5,552,000             4,101,000
   Notes receivable, officers...................................          1,360,000             1,380,000
   Goodwill and other intangibles, net..........................            655,000             1,100,000
   Other assets.................................................            281,000               199,000
                                                                       ------------          ------------

     Total assets...............................................       $ 83,436,000          $ 91,405,000
                                                                       ============          =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses........................       $  6,706,000          $  7,983,000
   Current portion of deferred revenue..........................          4,986,000             4,161,000
   Current portion of capital leases............................            802,000               683,000
                                                                       ------------          ------------

   Total current liabilities....................................         12,494,000            12,827,000
Deferred revenue................................................          6,203,000             7,141,000
Capital leases..................................................          1,367,000             1,580,000
                                                                       ------------          ------------

     Total liabilities..........................................         20,064,000            21,548,000
Commitments

Stockholders' equity:

   Common stock, $0.01 par value; 50,000,000 shares
     authorized at June 30, 2001 and December 31, 2000;
     19,244,965 shares issued and outstanding at June 30,
     2001 and 19,046,711 shares issued at December 31, 2000.....            192,000               190,000
   Additional paid-in capital...................................        141,059,000           140,936,000
   Receivable from officer for common stock purchase............           (418,000)             (418,000)
   Accumulated (deficit) .......................................        (74,059,000)          (66,844,000)
   Treasury stock (0 and 1,378 common shares at cost at June 30,                _ _                   _ _
      2001 and December 31, 2000, respectively).................
   Deferred compensation........................................         (3,146,000)           (3,980,000)
   Accumulated other comprehensive loss.........................           (256,000)              (27,000)
                                                                       -------------         -------------

     Total stockholders' equity.................................         63,372,000            69,857,000
                                                                       ------------          ------------

     Total liabilities and stockholders' equity.................       $ 83,436,000          $ 91,405,000
                                                                       ============          ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                 -----------------------------   -----------------------------
                                                     2001             2000            2001            2000
                                                 ------------   --------------   -------------   -------------
Revenues:

   Product revenues..........................    $  4,628,000     $  3,308,000    $  8,474,000    $  6,686,000
   Product development and license fee
     revenues................................       3,581,000        2,148,000       6,803,000       3,577,000
                                                 ------------     ------------    ------------    ------------

Total revenues...............................       8,209,000        5,456,000      15,277,000      10,263,000
Operating expenses:
   Cost of products sold.....................       2,078,000        1,578,000       3,846,000       3,071,000
   Research and development:
     Other research and development..........       5,083,000        3,289,000       9,045,000       6,992,000
     Noncash compensation....................         168,000          213,000         339,000         395,000
   Selling, general and administrative:
     Other selling, general and
     administrative..........................       5,072,000        4,509,000      10,322,000       8,365,000
     Noncash compensation....................         206,000          261,000         415,000         483,000
                                                 ------------     ------------    ------------    ------------


Total operating expenses.....................      12,607,000        9,850,000      23,967,000      19,306,000
                                                 ------------     ------------    ------------    ------------

Loss from operations.........................      (4,398,000)      (4,394,000)     (8,690,000)     (9,043,000)

   Interest income, net......................         609,000          160,000       1,475,000         318,000
                                                 ------------     ------------    ------------    ------------

Net loss.....................................      (3,789,000)      (4,234,000)     (7,215,000)    (8,725,000)
                                                 ------------     ------------    ------------    ------------
Other comprehensive income (loss):
   Foreign currency translation adjustments..         (72,000)         (10,000)       (229,000)        143,000
                                                 ------------     ------------    ------------    ------------
Comprehensive loss...........................    $ (3,861,000)    $ (4,244,000)   $ (7,444,000)   $ (8,582,000)
                                                 =============    ============    ============    ============

Basic and diluted net loss per share.........    $       (.20)    $      (1.77)   $       (.38)   $      (3.74)
                                                 =============    ============    ============    ============
Shares used in computing basic and diluted
   net loss per share........................      19,220,875        2,388,650      19,161,082       2,333,493
                                                 =============    ============    ============    ============



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            ----------------------------------
                                                                                  2001             2000
                                                                            --------------     --------------
Cash flows from operating activities:
   Net loss...........................................................      $ (7,215,000)      $ (8,725,000)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization....................................           619,000            408,000
     Amortization of goodwill and other intangibles...................           445,000            445,000
     Compensation expenses associated with stock options..............           754,000            878,000
   Changes in operating assets and liabilities:
     Accounts receivable..............................................        (1,794,000)          (515,000)
     Inventories......................................................          (355,000)           206,000
     Notes receivable, officers.......................................           112,000             (8,000)
     Other assets.....................................................          (231,000)          (450,000)
     Accounts payable and accrued expenses............................        (1,222,000)           198,000
     Deferred revenue.................................................          (108,000)         6,711,000
                                                                            ------------       ------------

Net cash used in operating activities.................................        (8,995,000)          (852,000)
                                                                            ------------       ------------

Cash flows from investing activities:
   Purchase of fixed assets...........................................        (2,142,000)        (1,232,000)
                                                                            ------------       ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options.........................           205,000            239,000
  Proceeds from sale-leaseback of equipment...........................           291,000          1,186,000
  Repayment of capital lease obligations..............................          (362,000)          (173,000)
                                                                            ------------       ------------

Net cash provided by financing activities.............................           134,000          1,252,000
Effect of foreign currency translation on cash balances...............           (66,000)           262,000
                                                                            ------------       ------------

Net decrease in cash and cash equivalents.............................       (11,069,000)          (570,000)
Cash and cash equivalents at beginning of the period..................        74,205,000         16,726,000
                                                                            ------------       ------------

Cash and cash equivalents at end of the period........................      $ 63,136,000       $ 16,156,000
                                                                            ============       ============

Supplemental disclosure of cash flow information:
   Interest paid......................................................      $     69,000       $     94,000
                                                                            ============       ============
Supplemental disclosure of non-cash investing and financing
   activities:
   Acquisition of property and equipment under capital leases.........      $    291,000       $  1,186,000
                                                                            ============       ============
   Deferred compensation..............................................      $        ---       $  1,368,000
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

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles ("GAAP") in the United States of America for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and
(iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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



2.  INVENTORY

    Inventories consist of the following:

                                                        JUNE 30,   DECEMBER 31,
                                                          2001         2000
                                                       ----------   ----------
Raw materials........................................  $1,607,000   $1,627,000
Work in process......................................      66,000      231,000
Finished products....................................   1,376,000      861,000
                                                       ----------   ----------
                                                       $3,049,000   $2,719,000
                                                       ==========   ==========

3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                        JUNE 30,  DECEMBER 31,
                                                          2001         2000
                                                       ---------- ------------
Accounts payable.....................................  $3,929,000   $4,489,000
Accrued wages and related taxes......................   1,821,000    2,311,000
Accrued warranty costs...............................     146,000      146,000
Other accrued liabilities............................     810,000    1,037,000
                                                       ----------   ----------
Total................................................  $6,706,000   $7,983,000
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

    The following sets forth the computation of net loss per share:

                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                   ---------------------------------   ------------------------------------
                                                         2001              2000               2001               2000
                                                   ----------------   --------------   ----------------    ----------------
Numerator: Net Loss..........................      $     (3,789,000)  $   (4,234,000)  $      (7,215,000)  $     (8,725,000)
                                                   ================   ==============   =================   ================

Denominator: Weighted average common shares,
   basic and diluted.........................            19,220,875        2,388,650          19,161,082          2,333,493
                                                   ================   ==============   =================   ================

Net loss per share: Basic and diluted........      $           (.20)  $        (1.77)  $            (.38)  $          (3.74)
                                                   ================   ==============   =================   ================



    At June 30, 2001 and 2000, the following potentially dilutive common shares were excluded because their effect was antidiliutive:


                                                     JUNE 30,
                                              2001                2000
                                            ---------          ----------
Convertible preferred stock...............         --         11,584,459
Stock options.............................  3,040,873          2,333,472
Warrants..................................         --             27,022
Unvested restricted stock.................         --             97,399

5.  COMPREHENSIVE INCOME

    Accumulated other comprehensive income (loss) is calculated as follows:

                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                        --------------------------------     -------------------------------
                                                            2001               2000              2001               2000
                                                        -------------      -------------     -------------      ------------
Accumulated other comprehensive income
 (loss):
  Foreign currency translation adjustment:
        Balance at beginning of period.......           $   (184,000)      $     45,000      $    (27,000)      $   (108,000)
        Change during each period............                (72,000)           (10,000)         (229,000)           143,000
                                                        -------------      -------------     -------------      ------------
        Balance at end of each period........           $   (256,000)      $     35,000      $   (256,000)      $     35,000
                                                        =============      =============     =============      ============


6.  BUSINESS SEGMENTS

    The Company discloses business segments under SFAS No. 131. Segment data does not include allocation of corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on earnings (losses) before corporate administrative costs, interest and taxes.

    The Company has two reportable segments: Separations and Therapeutics/ Diagnostics. The Separations segment develops, manufactures, markets and sells chromatography separations equipment and media cartridges through its Biotage subsidiary. The Therapeutics/Diagnostics segment develops therapeutic and diagnostic products using the Company's proprietary Phage Display technology, licenses this proprietary technology to third parties and licenses affinity ligands developed using the Company's Phage Display technology to third parties for separations applications.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

    The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of the:


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
THREE MONTHS ENDED JUNE 30, 2001                         -----------   -------------   -----------
Revenue from external customers........................  $ 4,628,000    $ 3,581,000    $ 8,209,000
Segment loss from operations...........................  $  (585,000)   $(1,985,000)   $(2,570,000)
Segment assets.........................................  $10,034,000    $ 4,533,000    $14,567,000


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
THREE MONTHS ENDED JUNE 30, 2000                         -----------   -------------   -----------
Revenue from external customers........................  $ 3,308,000    $ 2,148,000    $ 5,456,000
Segment loss from operations...........................  $  (542,000)   $(2,032,000)   $(2,574,000)
Segment assets.........................................  $ 6,543,000    $ 2,793,000    $ 9,336,000


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
SIX MONTHS ENDED JUNE 30, 2001                           -----------   -------------   -----------
Revenue from external customers........................  $ 8,474,000    $ 6,803,000    $15,277,000
Segment loss from operations...........................  $(1,347,000)   $(3,125,000)   $(4,472,000)
Segment assets.........................................  $10,034,000    $ 4,533,000    $14,567,000

                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
SIX MONTHS ENDED JUNE 30, 2000                           -----------   -------------   -----------
Revenue from external customers........................  $ 6,686,000    $ 3,577,000    $10,263,000
Segment loss from operations...........................  $(1,546,000)   $(4,075,000)   $(5,621,000)
Segment assets.........................................  $ 6,543,000    $ 2,793,000    $ 9,336,000


                                                           Three Months Ended                    Six Months Ended
                                                                June 30,                             June 30,
                                                     -------------------------------     --------------------------------
                                                         2001              2000              2001                2000
                                                     ------------       ------------     ------------       -------------
RECONCILIATIONS:
Loss from operations:
   Loss from operations from reportable
     segments................................        $ (2,570,000)      $ (2,574,000)    $ (4,472,000)      $ (5,621,000)
     Unallocated amounts:
        Corporate expenses...................          (1,828,000)        (1,820,000)      (4,218,000)        (3,422,000)
        Interest income, net.................             609,000            160,000        1,475,000            318,000
                                                     ------------       ------------     ------------       ------------
   Consolidated net loss.....................        $ (3,789,000)      $ (4,234,000)    $ (7,215,000)      $ (8,725,000)
                                                     ============       ============     ============       ============



7.       RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

8.  COMMITMENTS AND CONTINGENCIES

    On June 13, 2001, the Company signed a ten-year lease with the Massachusetts Institute of Technology. The leased property is located in Cambridge, Massachusetts and will serve as the Company's corporate headquarters and main research facility. Under the terms of the lease, the Company will initially lease 67,197 square feet. The Company expects to occupy this space in the first quarter of 2002. The Company is obligated to lease an additional 24,122 square feet by the sixtieth month of our initial occupancy date. The Company has the option to extend the lease for two additional five-year terms.

    Minimum future lease payments for the new property as of the years ending December 31 are as follows:

          2001                                    $               --
          2002                                    $        3,629,000
          2003                                    $        3,629,000
          2004                                    $        3,629,000
          2005 and thereafter                     $       34,196,000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

    Total revenues for the quarter ended June 30, 2001 were $8.2 million, compared with $5.5 million for the same period in 2000, an increase of $2.8 million or 50%. Product sales, and product development and license revenues accounted for 56% and 44% respectively, of total revenues in the quarter ended June 30, 2001, as compared with 61% and 39% in the quarter ended June 30, 2000. Product sales increased to $4.6 million in the three months ended June 30, 2001 from $3.3 million in the same period in 2000, an increase of $1.3 million or 40%. The increase in product sales is primarily due to increased unit sales of Biotage's pharmaceutical discovery systems. Product development and license fee revenues increased to $3.6 million for the three months ended June 30, 2001 from $2.1 million for the three months ended June 30, 2000, an increase of $1.4 million or 67%. The increase in product development and license fee revenues is due to several large funded collaborative arrangements, as well as the continued expansion of our phage display licensing program.

         As a result of amortization of product development and license fees signed in 2000, our deferred revenue decreased to $11.2 million from $11.3 million as of June 30, 2001 and December 31, 2000, respectively. These product development and license fees are amortized over the expected term of each agreement, ranging from one to six years.

    Cost of products sold for the quarter ended June 30, 2001 was $2.1 million compared to $1.6 million for the same quarter in 2000, an increase of $500,000 or 32%. The cost of products sold as a percentage of product sales decreased to 45% in the quarter ended June 30, 2001 from 48% for the same quarter in 2000. This decrease is primarily due to inventory obsolescence related to component piece parts for older systems in the quarter ended June 30, 2000 and an increase in product sales to absorb overhead costs in the quarter ended June 30, 2001.

    Research and development expenses for the three months ended June 30, 2001 were $5.3 million, compared with $3.5 million for the same three months in 2000, an increase of $1.7 million or 50%. This increase resulted primarily from expenditures on new collaborative arrangements and increased headcount to expand internal efforts to develop biopharmaceutical, diagnostic products and industrial enzymes.

    Selling, general and administrative expenses increased to $5.3 million for the three months ended June 30, 2001 compared to $4.8 million for the same three months in 2000, an increase of $508,000 or 11%. This increase is primarily due to increased personnel in sales and marketing functions at Biotage, including the opening of a sales office in Japan and in legal, finance and human resources to support corporate administrative functions.

    Net interest income increased to $609,000 for the three months ended June 30, 2001, from $160,000 for the same three months in 2000, due to a higher average balance available for investment as a result of the proceeds from our initial public offering in August 2000.

    Our net loss for the quarter ended June 30, 2001 was $3.8 million compared to $4.2 million for the same quarter in 2000.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    Total revenues for the six months ended June 30, 2001 were $15.3 million, compared with $10.3 million for the same six month period in 2000, an increase of $5 million or 49%. Product sales, and product development and license revenues accounted for 55% and 45% respectively, of total revenues in the six months ended June 30, 2001, as compared with 65% and 35% in the six months ended June 30, 2000. Product sales increased to $8.5 million in the six months ended June 30, 2001 from $6.7 million in the same six month period in 2000, an increase of $1.8 million or 27%. The increase in product sales is primarily due to increased unit sales of Biotage's pharmaceutical discovery systems. Product development and license fee revenues increased to $6.8 million for the six months ended June 30, 2001 from $3.6 million for the six months ended June 30, 2000, an increase of $3.2 million or 90%. The increase in product development and license fee revenues is due to several large funded collaborative arrangements, as well as the continued expansion of our phage display licensing program.

    As a result of amortization of product development and license fees signed in 2000, our deferred revenue decreased to $11.2 million from $11.3 million as of June 30, 2001 and December 31, 2000, respectively. These product development and license fees are amortized over the expected term of each agreement, ranging from one to six years.

    Cost of products sold for the six months ended June 30, 2001 was $3.8 million compared to $3.1 million for the same six month period in 2000, an increase of $775,000 or 25%. The cost of products sold as a percentage of product sales decreased to 45% in the six months ended June 30, 2001 from 46% for the same six month period in 2000. This decrease is primarily due to inventory obsolescence related to component piece parts for older systems in the six months ended June 30, 2000 and an increase in product sales to absorb overhead costs in the six months ended June 30, 2001.

    Research and development expenses for the six months ended June 30, 2001 were $9.4 million, compared with $7.4 million for the same six month period in 2000, an increase of $2.0 million or 27%. This increase resulted primarily from expenditures on new collaborative arrangements and increased headcount to expand internal efforts to develop biopharmaceutical, diagnostic products and industrial enzymes.

    Selling, general and administrative expenses increased to $10.7 million for the six months ended June 30, 2001 compared to $8.8 million for the same six month period in 2000, an increase of $1.9 million or 21%. This increase is primarily due to increased personnel in sales and marketing functions at Biotage, including the opening of a sales office in Japan and in legal, finance and human resources to support corporate administrative functions.

    Net interest income increased to $1.5 million for the six months ended June 30, 2001, from $318,000 for the same six month period in 2000, due to a higher average balance available for investment as a result of the proceeds from our initial public offering in August 2000.

    Our net loss for the six months ended June 30, 2001 was $7.2 million compared to $8.7 million for the same six month period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at a price of $15.00 per share resulting in net proceeds to the Company, after commissions and expenses, of $62.4 million. Through June 30, 2001, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $131.2 million. We have also generated funds from product sales, product development and license fee revenues, interest income and other sources. As of June 30, 2001, we had cash and cash equivalents of approximately $63.1 million, a decrease of $11.1 million from December 31, 2000. Our funds are currently invested in U.S. Treasury obligations.

    Our operating activities used cash of $9.0 million and $852,000 for the six months ended June 30, 2001 and 2000, respectively. The use of cash in the six months ended June 30, 2001 resulted primarily from our losses from operations and changes in our working capital accounts, net of depreciation, amortization and non-cash compensation expense. Cash used by operating activities for the six months ended June 30, 2000 was primarily due to cash received from large funded collaboration arrangements included in deferred revenue which was partially offset by cash used to pay accounts payable.

    Our investing activities used cash of $2.1 million and $1.2 million for the six months ended June 30, 2001 and 2000, respectively. Our investing activities consisted of purchases of equipment. We anticipate that we will invest $6.0 million to $8.0 million in the next twelve months for leasehold improvements to satisfy facilities requirements for our research activities. Additionally, our Biotage subsidiary plans to begin construction on a 50,000 square foot facility in Charlottesville, Virginia at an estimated cost of $4.0 million to $6.0 million.

    Our financing activities provided cash of $134,000 and $1.3 million for the six months ended June 30, 2001 and 2000, respectively. Our financing activities for the six months ended June 30, 2001 and 2000 consisted primarily of proceeds from the exercise of stock options and proceeds from the sale-leaseback of equipment, offset by repayments of capital lease obligations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk is confined to our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. government securities funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2001, we had cash and cash equivalents of $63.1 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

    Most of our transactions are conducted in U.S. dollars. We have collaboration, technology license agreements and product sales with parties located outside the United States. Transactions under certain other agreements are conducted in the local foreign currency. We do not believe that there would be a material impact on our results of operations or cash flows; unless the exchange rate undergoes a change of 10% or more.


PART II - OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities

     On August 14, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-37394) in connection with the initial public offering of our common stock. On August 18, 2000, we sold 4,600,000 shares of our common stock (including 600,000 shares pursuant to the exercise by the underwriters of their overallotment option) at a price of $15.00 per share to the underwriters. We received net proceeds in the initial public offering of approximately $62,350,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities in connection with the offering. From August 18, 2000 through June 30, 2001, we invested the net proceeds from the offering in highly liquid, short-term investments.


Item 4 - Submission of Matters to a Vote of Security Shareholders

     At the Annual Meeting of Stockholders held on May 17, 2001, The Company's stockholders voted as follows:

(a) To elect Henry E. Blair, Gregory D. Phelps and John W. Littlechild to the Board of Directors, each to serve a three year term.

              NOMINEE                    VOTE "FOR"               VOTE WITHHELD
              -------                    ----------               -------------
           Henry E. Blair                13,456,226                  222,732
         Gregory D. Phelps               13,456,228                  222,730
        John W. Littlechild              13,674,278                    4,680

There were no broker non-votes or abstentions with respect to this matter.

The term in office of James W. Fordyce, Thomas L. Kempner, Alix Marduel, Constantine E. Anagnostopoulos, Henry R. Lewis and David J. McLachlan continued after the meeting.

Item 6(a) - Exhibits

               EXHIBITS      DESCRIPTION

                 10.1 Lease dated June 13, 2001 between the Massachusetts Institute of Technology and the Company. Filed herewith.




Item 6(b) - Reports on Form 8-K

         A Current Report on Form 8-K was filed with the U.S. Securities and Exchange Commission on June 27, 2001 to announce the adoption of a shareholders' rights plan. The Rights Agreement was filed as Exhibit 4.1 to that report.

                                   DYAX CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYAX CORP.


Date:  August 14, 2001                  /s/ Stephen S. Galliker
                                        ----------------------------------
                                        Executive Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer

                                   DYAX CORP.

                                  EXHIBIT INDEX



               EXHIBITS      DESCRIPTION

                 10.1 Lease dated June 13, 2001 between the Massachusetts Institute of Technology and the Company. Filed herewith.