Form 10-Q
period 2001-09-30
DYAX CORP
filed 2001-11-06
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the period ended September 30, 2001

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

           YES   X                                     NO
               ----

Number of shares outstanding of Dyax Corp.'s Common Stock as of November 6,
2001:

Common Stock, par value $.01                       19,278,284 shares outstanding

                                   DYAX CORP.

                                TABLE OF CONTENTS


                                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets (Unaudited)
                September 30, 2001 and December 31, 2000 .................................3

         Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
                For the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000.............................4

         Consolidated Statements of Cash Flows (Unaudited)
                For the nine months ended September 30, 2001 and 2000.....................5

         Notes to Unaudited Interim Consolidated Financial Statements.....................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..................................10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .....................13

PART II- OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities .....................................13

Item 6(a) - Exhibits.....................................................................13

Item 6(b) - Reports on Form 8-K .........................................................14

Signatures ..............................................................................15

Exhibit Index............................................................................16

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

                                   DYAX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                September 30,          December 31,
                                                                                     2001                  2000
                                                                             --------------------     ---------------
                                  ASSETS
Current assets:
   Cash and cash equivalents......................................                $ 55,992,000          $ 74,205,000
   Accounts receivable, net.......................................                   5,928,000             6,509,000
   Inventories....................................................                   3,028,000             2,719,000
   Current portion of notes receivable, officers..................                     213,000               412,000
   Other current assets...........................................                     898,000               780,000
                                                                                  ------------          ------------

     Total current assets.........................................                  66,059,000            84,625,000
Fixed assets, net.................................................                   8,637,000             4,101,000
Notes receivable, officers........................................                   1,357,000             1,380,000
Goodwill and other intangibles, net...............................                     380,000             1,100,000
Restricted cash...................................................                   4,279,000                    --
Other assets......................................................                     158,000               199,000
                                                                                  ------------          ------------

     Total assets.................................................                $ 80,870,000          $ 91,405,000
                                                                                  ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................                $  7,303,000          $  7,983,000
   Current portion of deferred revenue............................                   4,668,000             4,161,000
   Current portion of capital leases..............................                   1,105,000               683,000
                                                                                  ------------          ------------

     Total current liabilities....................................                  13,076,000            12,827,000
Deferred revenue..................................................                   5,679,000             7,141,000
Capital leases....................................................                   2,003,000             1,580,000
                                                                                  ------------          ------------

     Total liabilities............................................                  20,758,000            21,548,000

Commitments

Stockholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized at September 30,
     2001 and December 31, 2000; 19,270,158 shares issued and outstanding at
     September 30, 2001 and 19,046,711
     shares issued at December 31, 2000...........................                     193,000               190,000
   Additional paid-in capital.....................................                 141,155,000           140,936,000
   Receivable from officer for common stock purchase..............                    (418,000)             (418,000)
   Accumulated (deficit) .........................................                 (78,076,000)          (66,844,000)
   Treasury stock (0 and 1,378 common shares at cost at September
     30, 2001 and December 31, 2000, respectively)................                          --                    --
   Deferred compensation..........................................                  (2,738,000)           (3,980,000)
   Accumulated other comprehensive loss...........................                      (4,000)              (27,000)
                                                                                  ------------          ------------

     Total stockholders' equity...................................                  60,112,000            69,857,000
                                                                                  ------------          ------------

     Total liabilities and stockholders' equity...................                $ 80,870,000          $ 91,405,000
                                                                                  ============          ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE INTERIM
                   CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                             -----------------------              --------------------
                                                             2001               2000              2001               2000
                                                             ----               ----              ----               ----

Revenues:
   Product revenues..........................           $   4,798,000       $  3,604,000      $ 13,272,000       $ 10,291,000
   Product development and license fee revenues             4,248,000          2,692,000        11,051,000          6,269,000
                                                        -------------       ------------      ------------       ------------
Total revenues...............................               9,046,000          6,296,000        24,323,000         16,560,000

Operating expenses:
   Cost of products sold.....................               2,305,000          1,710,000         6,151,000          4,780,000
   Research and development:
     Other research and development..........               4,529,000          3,521,000        13,574,000         10,514,000
     Noncash compensation....................                 163,000            211,000           502,000            606,000
   Selling, general and administrative:
     Other selling, general and administrative              6,339,000          3,683,000        16,661,000         12,049,000
     Noncash compensation....................                 207,000            257,000           622,000            740,000
                                                        -------------       ------------      ------------       ------------

Total operating expenses.....................              13,543,000          9,382,000        37,510,000         28,689,000
                                                        -------------       ------------      ------------       ------------

Loss from operations.........................              (4,497,000)        (3,086,000)      (13,187,000)       (12,129,000)

   Interest income, net......................                 480,000            592,000         1,955,000            911,000
                                                        -------------       ------------      ------------       ------------

Net loss.....................................            (4,017,000)          (2,494,000)      (11,232,000)       (11,218,000)
                                                        -------------       ------------      ------------       ------------
Other comprehensive loss:
   Foreign currency translation adjustments..                 252,000           (190,000)           23,000            (47,000)
                                                        -------------       ------------      ------------       ------------
Comprehensive loss...........................           $  (3,765,000)      $ (2,684,000)     $(11,209,000)      $(11,265,000)
                                                        =============       ============      ============       ============

Basic and diluted net loss per share.........           $        (.21)      $       (.24)     $       (.59)      $      (2.20)
                                                        =============       ============      ============       ============
Shares used in computing basic and diluted net
   loss per share............................              19,264,790         10,558,553        19,195,586          5,105,308
                                                        =============       ============      ============       ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE INTERIM
                   CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         -------------------------
                                                                                         2001                 2000
                                                                                         ----                 ----

Cash flows from operating activities:
   Net loss...........................................................             $(11,232,000)         $ (11,218,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................                 986,000                669,000
     Amortization of goodwill and other intangibles....................                 720,000                668,000
     Compensation expenses associated with stock options...............               1,124,000              1,346,000
   Changes in operating assets and liabilities:
     Accounts receivable...............................................                 531,000             (1,993,000)
     Inventories.......................................................                (317,000)              (262,000)
     Notes receivable, officers........................................                 222,000                (89,000)
     Other assets......................................................                 (74,000)              (532,000)
     Accounts payable and accrued expenses.............................                (664,000)            (1,772,000)
     Deferred revenue..................................................                (952,000)             6,556,000
                                                                                   ------------           ------------

Net cash used in operating activities..................................              (9,656,000)            (6,627,000)
                                                                                   ------------           ------------

Cash flows from investing activities:
   Purchase of fixed assets............................................              (5,538,000)            (1,543,000)
                                                                                   ------------           ------------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock from initial public
     offering..........................................................                      --             62,350,000
   Proceeds from the issuance of common stock and the exercise of stock
     options and warrants..............................................                 340,000                573,000
  Proceeds from sale-leaseback of equipment............................               1,121,000              1,186,000
  Increase in restricted cash for facility lease.......................              (4,279,000)                    --
  Repayment of capital lease obligations...............................                (266,000)              (366,000)
                                                                                   ------------           ------------

Net cash (used in) provided by financing activities....................              (3,084,000)            63,743,000
Effect of foreign currency translation on cash balances................                  65,000                196,000
                                                                                   ------------           ------------

Net (decrease) increase in cash and cash equivalents...................             (18,213,000)            55,769,000
Cash and cash equivalents at beginning of the period...................              74,205,000             16,726,000
                                                                                   ------------           ------------

Cash and cash equivalents at end of the period.........................            $ 55,992,000           $ 72,495,000
                                                                                   ============           ============

Supplemental disclosure of cash flow information:
   Interest paid.......................................................            $    102,000           $    135,000
                                                                                   ============           ============
Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of property and equipment under capital leases..........            $  1,121,000           $  1,186,000
                                                                                   ============           ============
   Deferred compensation...............................................            $         --           $  1,368,000
                                                                                   ============           ============


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE INTERIM
                   CONSOLIDATED FINANCIAL STATEMENTS.

                                   DYAX CORP.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


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

         The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP")for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying financial statements in order to be consistent with the current year's classifications.

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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



2. INVENTORY

         Inventories consist of the following:


                                                     SEPTEMBER 30,   DECEMBER 31,
                                                          2001           2000
                                                     ------------    ------------

Raw materials........................................  $1,910,000    $1,627,000
Work in process......................................     187,000       231,000
Finished products....................................     931,000       861,000
                                                       ----------    ----------
                                                       $3,028,000    $2,719,000
                                                       ==========    ==========

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2001         2000
                                                     ------------   ------------

Accounts payable.....................................  $4,196,000   $4,489,000
Accrued wages and related taxes......................   1,967,000    2,311,000
Accrued warranty costs...............................     146,000      146,000
Other accrued liabilities............................     994,000    1,037,000
                                                       ----------   ----------
                                                       $7,303,000   $7,983,000
                                                       ==========   ==========

4. NET LOSS PER SHARE

         Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares from the conversion of preferred stock and exercise of stock options and warrants are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share.

   The following sets forth the computation of net loss per share:


                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                         ----------------------               -----------------------
                                                         2001              2000               2001               2000
                                                         ----              ----               ----               ----

Numerator: Net Loss..........................         $(4,017,000)     $(2,494,000)      $(11,232,000)      $(11,218,000)
                                                      ===========      ===========       ============       ============

Denominator: Weighted average common shares,
   basic and diluted.........................          19,264,790       10,558,553         19,195,586          5,105,308
                                                      ===========      ===========       ============       ============

Net loss per share: Basic and diluted........         $      (.21)     $      (.24)      $       (.59)      $      (2.20)
                                                      ===========      ===========       ============       ============



         At September 30, 2001 and 2000, the following potentially dilutive common shares were excluded because their effect was antidiliutive:


                                                      September 30,
                                            -------------------------------------
                                              2001                        2000
                                            ---------                  ----------

Stock options.............................  3,148,926                   2,312,292
Unvested restricted stock.................         --                      14,265


5. COMPREHENSIVE LOSS

   Accumulated other comprehensive loss is calculated as follows:


                                                              Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                            -----------------------              -----------------------
                                                            2001               2000              2001               2000

Accumulated other comprehensive loss:
   Foreign currency translation adjustment:
        Balance at beginning of period.......           $   (256,000)      $     35,000      $    (27,000)      $   (108,000)
        Change during period.................                252,000           (190,000)           23,000            (47,000)
                                                        ------------       -------------     ------------       -------------
        Balance at end of period.............           $     (4,000)      $   (155,000)     $     (4,000)      $   (155,000)
                                                        ============       ============      ============       ============

6.  BUSINESS SEGMENTS

         The Company discloses business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment data does not include allocation of corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on losses before corporate administrative costs, interest and taxes.

         The Company has two reportable segments: Separations and Therapeutics/ Diagnostics. The Separations segment develops, manufactures and sells chromatography separations systems and products through the Company's Biotage subsidiary. The Therapeutics/Diagnostics segment develops therapeutic and diagnostic products using the Company's proprietary phage display technology, licenses this proprietary technology to third parties and licenses affinity ligands developed using the Company's phage display technology to third parties for separations applications.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

         The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of:


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
                                                         -----------   -------------   -----------

THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue from external customers........................  $ 4,798,000    $ 4,248,000    $ 9,046,000
Segment loss from operations...........................  $  (619,000)   $(2,091,000)   $(2,710,000)
Segment assets.........................................  $11,597,000    $ 2,505,000    $14,102,000


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
THREE MONTHS ENDED SEPTEMBER 30, 2000                    -----------   -------------   -----------

Revenue from external customers........................  $ 3,604,000    $ 2,692,000    $ 6,296,000
Segment loss from operations...........................  $  (882,000)   $  (663,000)   $(1,545,000)
Segment assets.........................................  $ 8,317,000    $ 2,958,000    $11,275,000


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
NINE MONTHS ENDED SEPTEMBER 30, 2001                     -----------   -------------   -----------

Revenue from external customers........................  $13,272,000    $11,051,000    $24,323,000
Segment loss from operations...........................  $(1,967,000)   $(5,215,000)   $(7,182,000)
Segment assets.........................................  $11,597,000    $ 2,505,000    $14,102,000


                                                                       THERAPEUTICS/
                                                         SEPARATIONS    DIAGNOSTICS       TOTAL
NINE MONTHS ENDED SEPTEMBER 30, 2000                     -----------   -------------   -----------

Revenue from external customers........................  $10,291,000    $ 6,269,000    $16,560,000
Segment loss from operations...........................  $(2,428,000)   $(4,738,000)   $(7,166,000)
Segment assets.........................................  $ 8,317,000    $ 2,958,000    $11,275,000



                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                         ----------------------              ------------------------
                                                         2001              2000              2001                2000
                                                         ----              ----              ----                ----

RECONCILIATIONS:
Loss from operations:
   Loss from operations from reportable
     segments................................        $ (2,710,000)      $ (1,545,000)    $ (7,182,000)      $ (7,166,000)
     Unallocated amounts:
        Corporate expenses...................          (1,787,000)        (1,541,000)      (6,005,000)        (4,963,000)
        Interest income, net.................             480,000            592,000        1,955,000            911,000
                                                     ------------       ------------     ------------       ------------
   Consolidated net loss.....................        $ (4,017,000)      $ (2,494,000)    $(11,232,000)      $(11,218,000)
                                                     ============       ============     ============       ============

7. RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for using the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS 141 and SFAS 142 on the Company's financial statements has not yet been determined.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and provides a single accounting model for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and will thus be adopted by the Company, as required, on January 1, 2002. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or operating results.


8. COMMITMENTS AND CONTINGENCIES

         On June 13, 2001, the Company signed a ten-year lease with the Massachusetts Institute of Technology. The leased property is located in Cambridge, Massachusetts and will serve as the Company's corporate headquarters and main research facility. Under the terms of the lease, the Company will initially lease 67,197 square feet. The Company expects to occupy this space in the first quarter of 2002. The Company is obligated to lease an additional 24,122 square feet by the sixtieth month from the initial occupancy date. The Company has the option to extend the lease for two additional five-year terms. The Company must provide the lessor with a Letter of Credit in the amount of $4,279,000 which may be reduced after the fifth year of the lease term. This amount is included as restricted cash on the balance sheet.

         Minimum future lease payments for the new property as of the years ending December 31 are as follows:


          2002                                                      $  3,629,000
          2003                                                         3,629,000
          2004                                                         3,629,000
          2005                                                         3,629,000
          2006 and thereafter                                         30,567,000


9. COLLABORATION AND LICENSE AGREEMENTS

         In October 2001, the Company's collaboration and license agreement with Human Genome Sciences, Inc. ("HGSI") was modified effective as of July
1, 2001. Under the modified agreement, which provides the Company non-exclusive research access to up to 20 HGSI targets, the Company will fund its own research in connection with such targets through June 2003 using one-half of the research personnel previously allocated to the HGSI funded research effort. This modification reduces the overall funding commitment of HGSI by approximately $4 million. The Company has options to obtain exclusive licenses to develop therapeutic product candidates for up to three of the targets for which it funds the research, subject to achieving specified research goals, and HGSI has options to assume development and commercialization of the product candidates. The modified agreement also adds technical milestones that may be payable to the Company in connection with the portion of the research that continues to be funded by HGSI until March 2003. The upfront license fees received in March 2000 will now be recognized as revenue over the term of the modified agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a biopharmaceutical company that has developed and patented phage display technology with applications in the discovery and development of a broad range of compounds for the treatment and diagnosis of diseases and for the purification and manufacture of biopharmaceuticals and other chemicals. We are using phage display to build a broad portfolio of product candidates that we plan to develop and commercialize either ourselves or through collaborations. We are further leveraging this technology platform with collaborative arrangements and licenses that can produce revenues through research funding, patent and library license fees, milestone payments and royalties. We are currently engaged in funded collaborative arrangements with biotechnology and pharmaceutical companies for the discovery and/or development of biopharmaceutical, separations and diagnostic lead compounds, and we have over 50 licensees.

         We also develop, manufacture and sell chromatography separations systems and products through our Biotage subsidiary. We are a leading developer, manufacturer and supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research and clinical development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Total revenues for the three month period ended September 30, 2001 ("2001 Quarter") were $9.0 million, compared with $6.3 million for the three month period ended September 30, 2000 ("2000 Quarter"), an increase of $2.8 million or 44%. Product sales and product development and license revenues accounted for 53% and 47% respectively, of total revenues in the 2001 Quarter, as compared with 57% and 43% in the 2000 Quarter. Product sales increased to $4.8 million in the 2001 Quarter from $3.6 million in the 2000 Quarter, an increase of $1.2 million or 33%. The increase in product sales is primarily due to increased unit sales of Biotage's pharmaceutical discovery systems and cartridges. We expect that product sales and total revenues in the fourth quarter of 2001 will approximate levels in the fourth quarter of 2000.

         Product development and license fee revenues increased to $4.2 million for the 2001 Quarter from $2.7 million for the 2000 Quarter, an increase of $1.6 million or 58%. The increase in product development and license fee revenues is due to the continued expansion of our phage display licensing program, for which revenue increased to $2.7 million in the 2001 Quarter from $1.1 million in the 2000 Quarter, including the recognition of a fully paid up patent license.

         Cost of products sold for the 2001 Quarter was $2.3 million compared to $1.7 million for the 2000 Quarter, an increase of $595,000 or 35%. The cost of products sold as a percentage of product sales remained relatively stable, increasing to 48% in the 2001 Quarter from 47% for the 2000 Quarter.

         Research and development expenses for the 2001 Quarter were $4.7 million, compared with $3.7 million for the 2000 Quarter, an increase of $1.0 million or 26%. This increase resulted primarily from increased clinical trial costs for our lead compounds and increased headcount to expand internal efforts to develop biopharmaceuticals, diagnostic products and industrial enzymes. The increase was partially offset by a reduction in research and development expenses at our Biotage subsidiary.

         Selling, general and administrative expenses increased to $6.5 million for the 2001 Quarter compared to $3.9 million for the 2000 Quarter, an increase of $2.6 million or 66%. This increase is primarily due to increased personnel in sales and marketing functions at Biotage, increased headcount to support corporate administrative functions in legal, finance, business development and human resources and increased legal fees related to intellectual property.

         Net interest income decreased to $480,000 for the 2001 Quarter from $592,000 for the 2000 Quarter, due to lower interest rates.

         Our net loss for the 2001 Quarter was $4.0 million compared to $2.5 million for the 2000 Quarter.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Total revenues for the nine months ended September 30, 2001 ("2001 Period") were $24.3 million, compared with $16.6 million for the nine months ended September 30, 2000 ("2000 Period"), an increase of $7.7 million or 47%. Product sales and product development and license revenues accounted for 55% and 45% respectively, of total revenues in the 2001 Period, as compared with 62% and 38% in the 2000 Period. Product sales increased to $13.3 million in the 2001 Period from $10.3 million in the 2000 Period, an increase of $3.0 million or 29%. The increase in product sales is primarily due to increased unit sales of Biotage's pharmaceutical discovery systems.

         Product development and license fee revenues increased to $11.1 million for the 2001 Period from $6.3 million for the 2000 Period, an increase of $4.8 million or 76%. The increase in product development and license fee revenues is due to funded collaborative arrangements that began in 2000 and the continued expansion of our phage display licensing program, for which revenue increased to $5.3 million in the 2001 Period from $2.5 million in the 2000 Period, including the recognition of a fully paid up patent license in 2001.

         Cost of products sold for the 2001 Period was $6.2 million compared to $4.8 million for the 2000 Period, an increase of $1.4 million or 29%. The cost of products sold as a percentage of product sales remained stable at 46% for the 2001 and 2000 Periods.

         Research and development expenses for the 2001 Period were $14.1 million, compared with $11.1 million for the 2000 Period, an increase of $3.0 million or 27%. This increase resulted primarily from increased clinical trial costs for our lead compounds and increased headcount to expand internal efforts to develop biopharmaceutical, diagnostic products and industrial enzymes. The increase was partially offset by a reduction in research and development expenses at Biotage.

         Selling, general and administrative expenses increased to $17.3 million for the 2001 Period compared to $12.8 million for the 2000 Period, an increase of $4.5 million or 35%. This increase is primarily due to increased personnel in sales and marketing functions at Biotage, increased headcount to support corporate administrative functions in legal, finance, business development and human resources and increased legal fees related to intellectual property.

         Net interest income increased to $2.0 million for the 2001 Period, from $911,000 for the 2000 Period, due to a higher average balance available for investment as a result of the proceeds from our initial public offering in August 2000, offset by lower interest rates.

         Our net loss for both the 2001 and 2000 Periods was $11.2 million.

LIQUIDITY AND CAPITAL RESOURCES

         On August 18, 2000, the Company completed its initial public offering of 4,600,000 shares of common stock at a price of $15.00 per share resulting in net proceeds to the Company, after commissions and expenses, of $62.4 million. Through September 30, 2001, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $131.3 million. We have also generated funds from product sales, product development and license fee revenues, interest income and other sources. As of September 30, 2001, we had cash and cash equivalents of approximately $56.0 million, a decrease of $18.2 million from December 31, 2000. Our funds are currently invested in U.S. Treasury obligations.

         Our operating activities used cash of $9.7 million and $6.6 million for the 2001 and 2000 Periods, respectively. The use of cash in the 2001 Period resulted primarily from our losses from operations and changes in our working capital accounts, net of depreciation, amortization and non-cash compensation expense. Cash used by operating activities for the 2000 Period was primarily due to our losses from operations, net of depreciation, amortization and noncash compensation expense, offset by cash received from funded collaboration arrangements included in deferred revenue. Our deferred revenue decreased from $11.3 million at December 31, 2000 to $10.3 million at September 30, 2001 due to recognition of upfront product development fees and amortization of license fees received in 2000. Based on the October 2001 modification of our collaboration and license agreement with HGSI, which provides us non-exclusive research access to up to 20 HGSI targets, we will fund our own research in connection with such targets through June 2003 using one-half of the research personnel previously allocated to the HGSI funded research effort. This modification reduces the overall funding commitment of HGSI by approximately $4 million.

         Our investing activities used cash of $5.5 million and $1.5 million for the 2001 and 2000 Periods, respectively. Our investing activities for the 2001 Period consisted of purchases of equipment and land. We anticipate that we will invest $6.0 million to $8.0 million in the next twelve months for leasehold improvements to satisfy facilities requirements for our research activities. Additionally, our Biotage subsidiary plans to begin construction on a 51,000 square foot facility in the University of Virginia's North Fork Research Park in Charlottesville, Virginia at an estimated cost of $6.0 million. The land for this facility was purchased during September 2001.

         Our financing activities used cash of $3.1 million and provided cash of $63.7 million for the 2001 and 2000 Periods, respectively. Our financing activities for the 2001 Period consisted primarily of restricting cash as part of a facility lease offset by proceeds from the exercise of stock options, and proceeds from the sale-leaseback of equipment. Our financing activities for the 2000 Period consisted primarily of proceeds from the issuance of common stock from our initial public offering, proceeds from the exercise of stock options and proceeds from the sale-leaseback of equipment, offset by repayments of capital lease obligations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our strategies, results of operations, research and development programs and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections about the industry and markets in which we compete. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors, which may affect future operating results, include, without limitation, those set forth in Exhibit 99.1 entitled, "Factors Affecting Future Operating Results" filed with our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (File No. 000-24537).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. government securities money market funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2001, we had cash and cash equivalents of $56.0 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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


PART II - OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities

         On August 14, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-37394) in connection with the initial public offering of our common stock. On August 18, 2000, we sold 4,600,000 shares of our common stock (including 600,000 shares pursuant to the exercise by the underwriters of their overallotment option) at a price of $15.00 per share to the underwriters. We received net proceeds in the initial public offering of approximately $62,350,000. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities in connection with the offering. From August 18, 2000 through September 30, 2001, we invested the net proceeds from the offering in highly liquid, short-term investments.


Item 6(a) - Exhibits

            EXHIBITS         DESCRIPTION

              10.1 Amendment to the Collaboration and License Agreement Between Human Genome Sciences, Inc. and Dyax Corp. dated July 1, 2001

Item 6(b) - Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   DYAX CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYAX CORP.

Date:  November 6, 2001                 /s/ STEPHEN S. GALLIKER
                                        ----------------------------------
                                        Executive Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer

                                   DYAX CORP.

                                  EXHIBIT INDEX



               EXHIBITS         DESCRIPTION

                 10.1 Amendment to the Collaboration and License Agreement Between Human Genome Sciences, Inc. and Dyax Corp. dated July 1, 2001