Form 10-K/A
period 2001-12-31
DYAX CORP
filed 2002-04-24
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/ Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from __________ to
     __________

                        Commission File Number 000-24537

                                   DYAX CORP.
               --------------------------------------------------
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

       Delaware                                         04-3053198
------------------------                      ---------------------------------
(STATE OF INCORPORATION)                      (IRS EMPLOYER IDENTIFICATION NO.)


              300 Technology Square, Cambridge, Massachusetts 02139
           -----------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

         Company's telephone number, including area code: (617) 250-5500
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, $.01 PAR VALUE
                                                              ----------------------------
                                                              (TITLE OF CLASS)

Indicate by checkmark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES /X/   NO

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Company's common stock, par value $.01 per share, held by nonaffiliates of the Company as of March 25, 2002, based on the last reported sale price of the Company's common stock on The Nasdaq National Market as of the close of business on that day, was $64,381,724. The number of shares outstanding of the Company's common stock as of March 25, 2002, was 19,579,489.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held on May 16, 2002, which Definitive Proxy Statement was filed with the Securities and Exchange Commission on April 22, 2002, are incorporated by reference into Part III of the Company's Form 10-K for the fiscal year ended December 31, 2001.

EXPLANATORY NOTE:

Dyax Corp. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002, for the purposes of (i) filing as Exhibit 3.4 a Certificate of Correction to the Restated Certificate of Incorporation which corrects certain typographical errors therein, (ii) re-filing as Exhibit 10.1 the correct form of its current Amended and Restated 1995 Equity Incentive Plan previously approved by stockholders, and (iii) filing an updated Exhibit 21.1, Subsidiaries of the Registrant. There have been no changes to the financial data.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Item 14, the item being amended. The Index to Exhibits, which is incorporated by reference into Item 14, indicates the exhibits being filed herewith.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A.) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2. FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 2001, 2000, AND 1999
                                 (IN THOUSANDS)

                                               BALANCE AT
                                              BEGINNING OF                                   BALANCE AT END
                                                    PERIOD       ADDITIONS      DEDUCTIONS        OF PERIOD
                                              ------------       ---------      ----------   --------------
Allowance for Doubtful Accounts:
  2001...............................                 $130             $25              --             $155
  2000...............................                 $129              $1              --             $130
  1999...............................                 $129              --              --             $129

                                                BALANCE AT
                                              BEGINNING OF                                   BALANCE AT END
                                                    PERIOD       ADDITIONS      DEDUCTIONS        OF PERIOD
                                              ------------       ---------      ----------   --------------
Deferred Tax Asset Valuation
Allowance:
  2001...............................              $27,596          $5,926              --          $33,522
  2000...............................              $21,916          $5,680              --          $27,596
  1999...............................              $16,541          $5,375              --          $21,916

                                                BALANCE AT
                                              BEGINNING OF                                   BALANCE AT END
                                                    PERIOD       ADDITIONS      DEDUCTIONS        OF PERIOD
                                              ------------       ---------      ----------   --------------
Accrued warranty costs:
  2001...............................                 $146            $150              --             $296
  2000...............................                 $146              --              --             $146
  1999...............................                 $160              --           $(14)             $146

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

3.4             Certificate of Correction to the Restated Certificate of
                Incorporation of the Company. Filed herewith.

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

10.1 Amended and Restated 1995 Equity Incentive Plan, as amended through October 2001. Filed herewith.

10.2            1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the
                Company's Registration Statement on Form S-1 (File No.
                333-37394) and incorporated herein by reference.

10.3            The 1995 Amended and Restated Equity Incentive Plan Inland
                Revenue Approved Sub-Plan for the United Kingdom, as amended on October 26, 2001. Previously filed.

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

10.24           Amendment to the Collaboration and License Agreement, dated July
                1, 2001, between Human Genome Sciences, Inc. and the Company.
                Filed as Exhibit 10.1 to the Company's Quarterly Report on Form
                10-Q for the quarter ending September 30, 2001 (File No.
                000-24537) and incorporated herein by reference.

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

21.1            Subsidiaries of the Company. Filed herewith.

23.1            Consent of PricewaterhouseCoopers LLP, independent accountants.
                Previously filed.

99.1 Factors Affecting Future Operations and Results. Previously filed.

*Indicates a contract with management.

+This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of April, 2002.

                                          DYAX CORP.

                                          /s/ Stephen S. Galliker
                                          -------------------------------------
                                          Stephen S. Galliker
                                          Executive Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer