Form 10-Q
period 2002-03-31
DYAX CORP
filed 2002-05-14
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the period ended March 31, 2002

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

                   300 TECHNOLOGY SQUARE, CAMBRIDGE, MA 02139
                    (Address of Principal Executive Offices)

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

           YES   /X/        NO   / /

Number of shares outstanding of Dyax Corp.'s Common Stock, par value $0.01, as of May 6, 2002: 19,633,207.

                                   DYAX CORP.

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets (Unaudited)
                March 31, 2002 and December 31, 2001....................................3

         Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
                For the three months ended March 31, 2002 and 2001......................4

         Consolidated Statements of Cash Flows (Unaudited)
                For the three months ended March 31, 2002 and 2001......................5

         Notes to Unaudited Consolidated Financial Statements...........................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................................10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ...................14

PART II- OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities ...................................14

Item 6 - Exhibits and Reports on Form 8-K..............................................15

Signature .............................................................................16

Exhibit Index..........................................................................17

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   DYAX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  March 31,            December 31,
                                                                                     2002                   2001
                                                                               ---------------       ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................             $    44,275,000       $    51,034,000
   Accounts receivable, net.......................................                   6,974,000             7,128,000
   Inventories....................................................                   3,635,000             3,267,000
   Current portion of notes receivable, employees.................                     168,000               159,000
   Other current assets...........................................                     445,000               541,000
                                                                               ---------------       ---------------

     Total current assets.........................................                  55,497,000            62,129,000
Fixed assets, net.................................................                  15,272,000            12,915,000
Notes receivable, employees.......................................                   1,317,000             1,346,000
Goodwill and other intangibles, net...............................                     152,000               157,000
Restricted cash...................................................                   4,365,000             4,365,000
Other assets......................................................                     529,000               529,000
                                                                               ---------------       ---------------

     Total assets.................................................             $    77,132,000       $    81,441,000
                                                                               ===============       ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................             $    11,323,000       $    10,104,000
   Current portion of deferred revenue............................                   6,738,000             5,821,000
   Current portion of long-term obligations.......................                   2,321,000             2,194,000
                                                                               ---------------       ---------------

     Total current liabilities....................................                  20,382,000            18,119,000
Deferred revenue..................................................                   3,033,000             3,618,000
Long-term obligations.............................................                   4,760,000             4,240,000
                                                                               ---------------       ---------------

     Total liabilities............................................                  28,175,000            25,977,000

Commitments

Stockholders' equity:

   Common stock, $0.01 par value; 50,000,000 shares authorized at
     March 31, 2002 and December 31, 2001; 19,612,826 shares issued and outstanding at March 31, 2002 and 19,433,928 shares issued
     at December 31, 2001.........................................                     196,000               194,000
   Additional paid-in capital.....................................                 141,731,000           141,384,000
   Accumulated deficit ...........................................                 (91,073,000)          (84,009,000)
   Deferred compensation..........................................                  (1,842,000)           (2,199,000)
   Accumulated other comprehensive (loss) income..................                     (55,000)               94,000
                                                                               ---------------       ---------------

     Total stockholders' equity...................................                  48,957,000            55,464,000
                                                                               ---------------       ---------------

     Total liabilities and stockholders' equity...................             $    77,132,000       $    81,441,000
                                                                               ===============       ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                   DYAX CORP.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                         --------------------------------
                                                             2002               2001
                                                         ------------        ------------
     Revenues:
        Product revenues.........................        $  4,982,000        $  3,846,000
        Product development and license fee
          revenues...............................           3,904,000           3,222,000
                                                         ------------        ------------
     Total revenues..............................           8,886,000           7,068,000

     Operating expenses:
        Cost of products sold....................           2,172,000           1,768,000
        Research and development:
          Other research and development...                 7,467,000           3,962,000
          Noncash compensation...................             123,000             171,000
        Selling, general and administrative:
          Other selling, general and
          administrative.........................           5,995,000           5,250,000
          Noncash compensation...................             156,000             209,000
                                                         ------------        ------------

     Total operating expenses....................          15,913,000          11,360,000
                                                         ------------        ------------

     Loss from operations........................          (7,027,000)         (4,292,000)

        Other (expense) income, net..............             (37,000)            866,000
                                                         ------------        ------------

     Net loss....................................          (7,064,000)         (3,426,000)
                                                         ------------        ------------
     Other comprehensive loss:
        Foreign currency translation adjustments.            (149,000)           (157,000)
                                                         ------------        ------------
     Comprehensive loss..........................        $ (7,213,000)       $ (3,583,000)
                                                         ============        ============
     Basic and diluted net loss per share........        $       (.36)       $       (.18)
                                                         ============        ============
     Shares used in computing basic and diluted
        net loss per share.......................          19,560,357          19,099,185
                                                         ============        ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                   DYAX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 -------------------------------------
                                                                                      2002                   2001
                                                                                 --------------         --------------
Cash flows from operating activities:
   Net loss...........................................................           $   (7,064,000)        $   (3,426,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of fixed assets.....................                 579,000                288,000
     Amortization of goodwill and other intangibles....................                   5,000                222,000
     Compensation expenses associated with stock options...............                 279,000                380,000
   Changes in operating assets and liabilities:
     Accounts receivable...............................................                 124,000               (392,000)
     Inventories.......................................................                (372,000)              (390,000)
     Notes receivable, employees.......................................                  20,000                 85,000
     Other assets......................................................                  93,000                  1,000
     Accounts payable and accrued expenses.............................               1,461,000             (1,614,000)
     Deferred revenue..................................................                 334,000                187,000
                                                                                 --------------         --------------

Net cash used in operating activities..................................              (4,541,000)            (4,659,000)
                                                                                 --------------         --------------

Cash flows from investing activities:
   Purchase of fixed assets............................................              (5,308,000)              (854,000)
                                                                                 --------------           ------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock and the exercise of stock
     options...........................................................                 427,000                147,000
   Proceeds from landlord for leasehold improvements...................               2,352,000                     --
   Proceeds from long-term obligations.................................               1,212,000                     --
   Repayment of long-term obligations..................................                (562,000)              (170,000)
                                                                                 --------------         --------------

Net cash provided by (used in) financing activities                                   3,429,000                (23,000)
Effect of foreign currency translation on cash balances................                (339,000)               (37,000)
                                                                                 --------------         --------------

Net decrease in cash and cash equivalents..............................              (6,759,000)            (5,573,000)
Cash and cash equivalents at beginning of the period...................              51,034,000             74,205,000
                                                                                 --------------         --------------

Cash and cash equivalents at end of the period.........................          $   44,275,000         $   68,632,000
                                                                                 ==============         ==============

Supplemental disclosure of cash flow information:
   Interest paid.......................................................          $      210,000         $       45,000
                                                                                 ==============         ==============
Supplemental disclosure of non cash investing and financing activities:
   Acquisition of property and equipment under long-term obligations...          $    1,212,000         $           --
                                                                                 ==============         ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                   DYAX CORP.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Dyax Corp. (Dyax or the Company) is a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutic products. The Company uses a proprietary, patented method, known as phage display, to identify a broad range of compounds with the potential for the treatment of various diseases. The Company is using phage display technology to build a broad portfolio of product candidates that it plans to develop and commercialize itself or with others. On behalf of collaborators, the Company also uses phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals and chemicals. The Company is further leveraging its phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. The Company, through its Biotage subsidiary, develops, manufactures and sells chromatography separations systems and products.

          The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior years have been reclassified in the accompanying unaudited consolidated financial statements in order to be consistent with current year classifications.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

          It is management's opinion that the accompanying interim financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.        INVENTORY

          Inventories consist of the following:

                                                                  March 31,     December 31,
                                                                    2002            2001
                                                                ------------    ------------
                Raw materials............................       $  2,617,000    $  2,396,000
                Work in process..........................            402,000         237,000
                Finished products........................            616,000         634,000
                                                                ------------    ------------
                                                                $  3,635,000    $  3,267,000
                                                                ============    ============


3.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

                                                                  March 31,     December 31,
                                                                    2002            2001
                                                                ------------    ------------
                Accounts payable.............................   $  8,647,000    $  6,504,000
                Accrued compensation and related taxes.......      1,381,000       2,357,000
                Accrued warranty costs.......................        296,000         296,000
                Other accrued liabilities....................        999,000         947,000
                                                                ------------    ------------
                                                                $ 11,323,000    $ 10,104,000
                                                                ============    ============

4.        NET LOSS PER SHARE

          Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share.

          The following sets forth the computation of net loss per share:

                                                                       Three Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                     2002             2001
                                                                -------------     -------------
          Numerator: Net Loss..........................         $  (7,064,000)    $  (3,426,000)

          Denominator: Weighted average common shares,
             basic and diluted.........................            19,560,357        19,099,185
                                                                -------------     -------------
          Net loss per share: Basic and diluted........         $        (.36)    $        (.18)
                                                                =============     =============


          At March 31, 2002 and 2001, the following potentially dilutive common shares were excluded because their effect was antidilutive:

                                                                             March 31,
                                                                -------------------------------
                                                                     2002             2001
                                                                -------------     -------------
          Stock options...............................              3,498,670         2,671,758

5.        COMPREHENSIVE LOSS

          Accumulated other comprehensive income (loss) is calculated as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                                -------------------------------
                                                                   2002              2001
                                                                -------------     -------------
    Accumulated other comprehensive income (loss):
       Foreign currency translation adjustment:
            Balance at beginning of period.......               $      94,000     $     (27,000)
            Change during period.................                    (149,000)         (157,000)
                                                                -------------     -------------
            Balance at end of period.............               $     (55,000)    $    (184,000)
                                                                =============     =============

6.        BUSINESS SEGMENTS

          The Company discloses business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment data does not include allocations of corporate administrative costs to each of its operating segments. The Company evaluates the performance of its segments and allocates resources to them based on losses before corporate administrative costs, interest and taxes.

          The Company has two reportable segments: (i) Separations and (ii) Therapeutics/Diagnostics. The Separations segment develops, manufactures and sells chromatography separations systems and products through the Company's Biotage subsidiary. The Therapeutics/Diagnostics segment develops therapeutic and diagnostic products using the Company's proprietary phage display technology, licenses this proprietary technology to third parties and licenses affinity ligands developed using the Company's phage display technology to third parties for separations applications.

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

         The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals.

                                                                         Therapeutics/
      THREE MONTHS ENDED MARCH 31, 2002                Separations        Diagnostics             Total
                                                      --------------     --------------       -------------
      Revenue from external customers.......           $  4,982,000       $   3,904,000       $   8,886,000
      Segment loss from operations..........           $   (358,000)      $  (4,636,000)      $  (4,994,000)
      Segment assets........................           $ 16,946,000       $   8,011,000       $  24,957,000

                                                                         Therapeutics/
      THREE MONTHS ENDED MARCH 31, 2001                Separations        Diagnostics             Total
                                                      --------------     --------------       -------------
      Revenue from external customers.......           $  3,846,000       $   3,222,000       $   7,068,000
      Segment loss from operations..........           $   (743,000)      $  (1,145,000)      $  (1,888,000)
      Segment assets........................           $  9,046,000       $   4,162,000       $  13,208,000

                                                               Three Months Ended
                                                                   March 31,
                                                       --------------------------------
                                                            2002              2001
                                                       -------------      -------------
         RECONCILIATIONS:
            Loss from operations from reportable
              segments................................ $  (4,994,000)     $  (1,888,000)
              Unallocated amounts:
                 Corporate expenses...................    (2,033,000)        (2,404,000)
                 Other (expense) income, net..........       (37,000)           866,000
                                                       -------------      -------------
            Consolidated net loss..................... $  (7,064,000)     $  (3,426,000)
                                                       =============      =============

7.        GOODWILL AND OTHER INTANGIBLE ASSETS

          In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company has ceased goodwill amortization during the quarter ended March 31, 2002 and will undertake a transitional goodwill impairment test prior to June 30, 2002. The impact of impairment, if any, of goodwill on the Company's financial statements is not expected to be material. For the quarter ended March 31, 2001, the Company's goodwill amortization expense was approximately $217,000. Pro forma net loss for the quarter ended March 31, 2001 was $3.2 million excluding goodwill amortization expense. Pro forma basic and diluted net loss per share for the quarter ended March 31, 2001 was $0.17. Intangible assets other than goodwill continue to be amortized over their remaining estimated useful lives.

Goodwill and other intangibles consist of the following:

                                                   March 31,                      December 31,
                                                    2002                              2001
                                          --------------------------      -----------------------------
                                            Gross                            Gross
                                          Carrying      Accumulated         Carrying      Accumulated
                                           Amount       Amortization         Amount       Amortization
                                        ------------    ------------      ------------    -------------
        Goodwill...............         $  2,452,000    $  2,341,000      $  2,452,000    $   2,341,000
        Patent.................              100,000          78,000           100,000           76,000
        Covenant Not to Compete               75,000          56,000            75,000           53,000
                                        ------------    ------------      ------------    -------------
                                        $  2,627,000    $  2,475,000      $  2,627,000    $   2,470,000
                                        ============    ============      ============    =============

          Patents are amortized on a straight-line basis over a period of 15 years. The covenant not to compete is amortized on a straight-line basis over five years. Amortization expense is not expected to be material to the Company's financial position or operating results.

8.        RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

          In August 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position or operating results.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and provides a single accounting model for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002 with no significant effects on the Company's financial position or operating results.

9.        COMMITMENTS AND CONTINGENCIES

          In connection with the construction of Biotage's new facility in Charlottesville, Virginia, Biotage obtained a $4.25 million loan from a commercial bank on April 24, 2002. Under terms of the loan agreement, interest is payable monthly on the amount outstanding until completion of construction, limited to a maximum of 16 months. On completion of construction, the loan will convert to a term loan and will be repaid over 20 years with interest at between 5.83% and 7.00%. Interest will be fixed at 5.83% for the first five years and will be adjusted once every five years thereafter, but may be adjusted earlier if Biotage fails to maintain an average non-interest bearing compensating balance of $750,000 at the lending bank. Biotage is required to advance the first $1.25 million of construction costs prior to drawing down amounts on the loan. $943,000 in construction costs were incurred during the three months ended March 31, 2002. The Company expects construction to be completed by September 30, 2002. As of March 31, 2002, there were no amounts outstanding under the loan.

          During 2001, the Company signed a capital lease agreement providing for a lease facility for qualified fixed asset purchases. In the first quarter of 2002, the Company sold to and leased back from the lessor $553,000 of laboratory, production and office equipment under this lease facility. The lease facility bears interest at a rate of 10.14% and is payable in 42 monthly installments. The lessor has no obligation to fund any further amounts.

          In June 2001, the Company signed a ten-year lease with the Massachusetts Institute of Technology (MIT) to lease 67,197 square feet of space. Under terms of the lease, the Company is obligated to lease an additional 24,122 square feet by August 15, 2007 and has the option to extend the lease for two additional five-year terms. The Company was required to provide the lessor with a letter of credit in the amount of $4,279,000, which may be reduced after the fifth year of the lease term. This amount is included as restricted cash on the Company's balance sheet. The Company is eligible for a loan from MIT totaling $2.4 million to be used for leasehold improvements. In the first quarter of 2002, the Company received $659,000 under this loan, which was included in long-term obligations on the Company's balance sheet. The loan bears interest at a rate of 12.00% and is payable in 119 equal monthly installments through February 2012.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

          Total revenues for the three month period ended March 31, 2002 (the "2002 Quarter") were $8.9 million, compared with $7.1 million for the three month period ended March 31, 2001 (the "2001 Quarter"), an increase of $1.8 million or 26%. Product revenues and product development and license fee revenues accounted for 56% and 44%, respectively, of our total revenues in the 2002 Quarter, as compared with 54% and 46% in the 2001 Quarter. Product revenues increased to $5.0 million in the 2002 Quarter from $3.8 million in the 2001 Quarter, an increase of $1.1 million or 30%. The increase in product revenues was primarily due to increased unit sales in Biotage's drug discovery purification consumables business, particularly revenues from its Horizon product that was launched in the third quarter of 2001.

          Product development and license fee revenues increased to $3.9 million for the 2002 Quarter from $3.2 million for the 2001 Quarter, an increase of $682,000 or 21%. This increase was primarily due to higher revenue under our DX-890 collaboration, representing reimbursements due from a collaborative partner for our cost of drug manufacture. This increase was partly offset by a decrease in patent licensing revenue.

          Deferred revenue as of March 31, 2002 increased by $332,000 from December 31, 2001. This increase was primarily due to the timing of revenue invoicing under our patent and license fee agreements. Patent and license fee revenues are generally invoiced annually on the anniversary dates of the agreements, and a significant number of the agreements' anniversary dates occur during the first quarter. Deferred revenue is recognized as revenue over future periods and in accordance with Staff Accounting Bulletin No. 101.

          Cost of products sold for the 2002 Quarter was $2.2 million compared to $1.8 million for the 2001 Quarter, an increase of $404,000 or 23%. The cost of products sold as a percentage of product sales decreased to 44% in the 2002 Quarter from 46% for the 2001 Quarter. This was mainly due to a favorable product mix in the 2002 Quarter compared with the 2001 Quarter, spreading relatively fixed manufacturing overhead costs over an increased revenue base and increased sales by Biotage's foreign subsidiaries.

          Research and development expenses for the 2002 Quarter were $7.6 million, compared with $4.1 million for the 2001 Quarter, an increase of $3.5 million or 84%. The increase resulted primarily from increased compound manufacturing and related expenditures for clinical trials, salaries and fringe expenses. These increases were partially offset by a decrease in non cash compensation as a result of continued amortization of deferred compensation.

          Selling, general and administrative expenses increased to $6.2 million for the 2002 Quarter compared to $5.5 million for the 2001 Quarter, an increase of $692,000 or 13%. The increase was primarily due to increased professional fees related to expanding and protecting our intellectual property, higher facilities costs and selling and marketing expenses at Biotage as we expand our sales capabilities. These increases were partially offset by a decrease in non cash compensation as a result of continued amortization of deferred compensation.

          Other expense/income was a net expense of $37,000 for the 2002 Quarter compared to income of $866,000 for the 2001 Quarter. Interest income decreased due to lower cash and cash equivalent balances and lower interest rates. Interest expense increased due to additional long-term debt obligations.

          Our net loss for the 2002 Quarter was $7.1 million compared to $3.4 million for the 2001 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

          Through March 31, 2002, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $132.1 million, including net proceeds of $62.4 million from our August 2000 initial public offering. We have also generated funds from product sales, product development and license fee revenues, interest income and other sources. As of March 31, 2002, we had cash and cash equivalents of approximately $44.3 million, a decrease of approximately $6.8 million from December 31, 2001. We invest excess cash in U.S. Treasury obligations.

          Our operating activities used cash of $4.5 million and $4.7 million for the 2002 and 2001 Quarters, respectively. The use of cash in both periods resulted primarily from losses from operations and changes in our working capital accounts, net of depreciation, amortization and non cash compensation expense.

          Our investing activities used cash of $5.3 million and $854,000 for the 2002 and 2001 Quarters, respectively. Our investing activities consisted of purchases of fixed assets. We estimate that we will invest an additional
$3.5 million in the remaining nine months of 2002 for leasehold improvements to satisfy facility requirements for our research activities. Additionally, our Biotage subsidiary will continue construction on a 51,000 square foot facility in Charlottesville, Virginia at a cost of approximately $4.0 million to $6.0 million, which will be financed partially through debt. On April 24, 2002, Biotage obtained a $4.25 million loan with a bank.

          Our financing activities provided cash of $3.4 million for the 2002 Quarter and used cash of $23,000 for the 2001 Quarter. Our financing activities for the 2002 Quarter consisted of proceeds from: landlord for leasehold improvements, borrowings under long-term obligations, the exercise of stock options and the sale of common stock under our employee stock purchase plan. These proceeds were partly offset by repayments of long-term obligations. Our financing activities for the 2001 Quarter consisted primarily of proceeds from the exercise of stock options offset by repayments of long-term obligations.

          Under the lease signed with MIT in June 2001, we are entitled to reimbursement by MIT of up to $2.4 million in costs relating to certain leasehold improvements. During the 2002 Quarter, we received the entire $2.4 million and applied it as a reduction to the purchase of leasehold improvements. Also under the lease, we are eligible for a loan totaling $2.4 million for leasehold improvements. In the first quarter of 2002, we received $659,000 under this loan, which was included in the balance sheet as long-term obligations. MIT is obligated to fund the remaining $1.7 million on this loan. The loan bears interest at a rate of 12.00% and is payable in 119 equal monthly installments ending in February 2012.

          We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by assets under lease. Other debt obligations are collateralized by a stand-by letter of credit for the amount financed. If at the end of any quarter our unrestricted cash is less than the greater of $25.0 million or annualized cash needs, we must provide to a lender an irrevocable letter of credit in the amount equal to the amount of leasehold improvements financed by that lender, which was $2.9 million at March 31, 2002. Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four. We believe that we will be able to obtain funding for our future fixed asset purchases through existing or alternative lenders. If we cannot obtain additional funding we will have to use our existing cash and cash equivalents to fund future fixed asset purchases.

          We currently have a $3.0 million loan facility available from Genzyme Corporation that was established as part of a collaboration for the research and development of DX-88. Interest would accrue at a rate of one percent over the prime rate. There are currently no amounts outstanding under this facility.

OUTLOOK

          For the remainder of 2002, we anticipate that total revenues should increase by approximately 18% to 22%. We expect cost of products sold as a percentage of product revenues to decline, driven primarily by our program of leveraging suppliers, growth in quantity buying and the market's acceptance of our higher margin Horizon systems. Also, in late 2001, we implemented a Material Resource Planning system, which should improve factory productivity and material planning. Research and development expenses are expected to rise approximately 75% to 100% in 2002 due to expansion of our laboratory facilities, continued progress of our clinical trials and expanded development of our preclinical pipeline. Growth in selling, general and administrative expenses is expected to be approximately 10% to 15%.

          As of March 31, 2002, we had two product candidates in clinical trials. DX-88 is in a phase II trial for hereditary angioedema and DX-890 is in a Phase II(a) trial for cystic fibrosis. We expect patient enrollment in both of these trials to be completed during 2002. We expect to incur significant additional costs in the development of these compounds.

     We believe that existing cash and cash equivalents plus anticipated cash flow from product revenues and collaborations will be sufficient to support our current operating plans through 2002. We expect net spending to be approximately $13.0 to $18.0 million during the remaining nine months of 2002. We anticipate that we will need to raise additional capital to fund our operations and we may raise such capital through the sale of equity or through debt financing. The sale of equity or issuance of debt may result in dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CRITICAL ACCOUNTING POLICIES

          In the Company's Form 10-K for the year ended December 31, 2001, the Company's most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to inventories, allowance for doubtful accounts, valuation of long-lived and intangible assets, revenue recognition and litigation claims. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2002. We did not make any changes in those policies during the quarter.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

          This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled "Management's Discussion and Analysis of Financial Conditions and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like "expect," "believe," "continue," "anticipate," "estimate," "may," "will," "could," "should," "opportunity," "future," "project," and similar expressions.

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

          As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 entitled, "Important Factors Affecting Future Operations and Results" filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is confined to our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. Treasury funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2002, we had cash and cash equivalents of $44.3 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

     Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements, and product sales with parties located outside the United States. Transactions under certain other agreements are conducted in local foreign currency. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

PART II - OTHER INFORMATION

ITEM 2 - Use of Proceeds from Registered Securities

          On August 14, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-37394) in connection with the initial public offering of our common stock. On August 18, 2000, we sold 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise by the underwriters of their overallotment option) at a price of $15.00 per share to the underwriters. We received proceeds in the initial public offering of approximately $62.4 million, net of underwriter commissions of approximately $4.8 million and other offering costs of approximately $1.8 million. No payments were made to directors, officers or affiliates of the Company or to 10% owners of any class of our equity securities in connection with the offering. From August 18, 2000 through March 31, 2002, we used approximately $20.9 million to fund operating activities and $14.2 million for the purchase of fixed assets. The remaining proceeds were held in cash and cash equivalents.


ITEM 6 - Exhibits and Reports on Form 8-K

      (a) - Exhibits

             See the Exhibit Index immediately following the signature page to this report, which Exhibit Index is incorporated herein by reference.

      (b) - Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   DYAX CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DYAX CORP.

Date: May 14, 2002                       /s/ STEPHEN S. GALLIKER
                                         ----------------------------------
                                         Executive Vice President, Finance
                                         and Administration, and Chief
                                         Financial Officer

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

3.4 Certificate of Correction to the Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.4 to the Company's Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 000-24537) and incorporated herein by reference.

10.1 Master Lease Agreement and related documents between the Company and General Electric Capital Corporation dated as of May 1, 2002. Filed herewith.

10.2 Loan Agreement and related documents, relative to $4,250,000 Industrial Revenue Bond financing dated as of May 1, 2001, among the Company, the Industrial Development Authority of Albemarle County, Virginia and Virginia National Bank. Filed herewith.