Form 10-Q
period 2002-06-30
DYAX CORP
filed 2002-08-15
CIK 907562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                       For the period ended June 30, 2002

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

             YES   /X/                               NO    / /

Number of shares outstanding of Dyax Corp.'s Common Stock, par value $0.01, as of August 12, 2002: 19,702,323.

                                   DYAX CORP.

                                TABLE OF CONTENTS

                                                                               PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets (Unaudited)
                June 30, 2002 and December 31, 2001..............................3

         Consolidated Statements of Operations and Comprehensive Loss
                (Unaudited) For the three months ended June 30, 2002 and
                2001 and for the six months ended June 30, 2002 and 2001.........4

         Consolidated Statements of Cash Flows (Unaudited)
                For the six months ended June 30, 2002 and 2001..................5

         Notes to Unaudited Consolidated Financial Statements....................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.............17

PART II- OTHER INFORMATION

Item 1 - Legal Proceedings......................................................17

Item 2 - Use of Proceeds from Registered Securities.............................17

Item 4 - Submission of Matters to a Vote of Security Shareholders...............18

Item 6 - Exhibits and Reports on Form 8-K.......................................18

Signature.......................................................................19

Exhibit Index...................................................................20

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   DYAX CORP.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        June 30,        December 31,
                                                                                          2002              2001
                                                                                      -------------    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................   $  39,429,000    $  51,034,000
   Accounts receivable, net........................................................       5,901,000        7,128,000
   Inventories.....................................................................       3,737,000        3,267,000
   Current portion of notes receivable, employees..................................          95,000          159,000
   Other current assets............................................................         591,000          541,000
                                                                                      -------------    -------------
        Total current assets.......................................................      49,753,000       62,129,000

Fixed assets, net of accumulated depreciaton of $6,372,000 and $4,982,000
   at June 30, 2002 and December 31, 2001, respectively............................      19,815,000       12,915,000
Notes receivable, employees........................................................       1,284,000        1,346,000
Goodwill and other intangible assets, net..........................................         146,000          157,000
Restricted cash....................................................................       4,713,000        4,365,000
Other assets.......................................................................       1,238,000          529,000
                                                                                      -------------    -------------

        Total assets...............................................................   $  76,949,000    $  81,441,000
                                                                                      =============    =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses...........................................   $   9,864,000    $  10,104,000
   Current portion of deferred revenue.............................................       8,165,000        5,821,000
   Current portion of long-term obligations........................................       2,760,000        2,194,000
                                                                                      -------------    -------------
        Total current liabilities..................................................      20,789,000       18,119,000

Deferred revenue...................................................................         288,000        3,618,000
Long-term obligations..............................................................      13,623,000        4,240,000
                                                                                      -------------    -------------
        Total liabilities..........................................................      34,700,000       25,977,000

Commitments and contingencies (Note 9)

Stockholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized at June 30, 2002 and
   December 31, 2001; 19,661,236 and 19,433,928 shares issued and
   outstanding at June 30, 2002 and December 31, 2001, respectively................         197,000          194,000
   Additional paid-in capital......................................................     141,761,000      141,384,000
   Accumulated deficit.............................................................     (98,775,000)     (84,009,000)
   Deferred compensation...........................................................      (1,489,000)      (2,199,000)
   Accumulated other comprehensive income..........................................         555,000           94,000
                                                                                      -------------    -------------
        Total stockholders' equity.................................................      42,249,000       55,464,000
                                                                                      -------------    -------------

        Total liabilities and stockholders' equity.................................   $  76,949,000    $  81,441,000
                                                                                      =============    =============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED
                                 FINANCIAL STATEMENTS.

                                   DYAX CORP.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                                ----------------------------    ----------------------------
                                                                    2002            2001            2002            2001
                                                                ------------    ------------    ------------    ------------
Revenues:
   Product revenues..........................................   $  5,845,000    $  4,628,000    $ 10,827,000    $  8,474,000
   Product development and license fee revenues..............      4,777,000       3,581,000       8,681,000       6,803,000
                                                                ------------    ------------    ------------    ------------
        Total revenues.......................................     10,622,000       8,209,000      19,508,000      15,277,000

Costs and  expenses:
   Cost of products sold.....................................      2,607,000       2,078,000       4,779,000       3,846,000
   Research and development:
        Research and development.............................      8,006,000       5,083,000      15,473,000       9,045,000
        Other - noncash compensation.........................        133,000         168,000         256,000         339,000
   Selling, general and administrative:
        Selling, general and administrative..................      7,376,000       5,072,000      13,371,000      10,322,000
        Other - noncash compensation.........................        157,000         206,000         313,000         415,000
                                                                ------------    ------------    ------------    ------------
Total costs and expenses.....................................     18,279,000      12,607,000      34,192,000      23,967,000
                                                                ------------    ------------    ------------    ------------

Loss from operations.........................................     (7,657,000)     (4,398,000)    (14,684,000)     (8,690,000)

   Other (expense) income, net...............................        (45,000)        609,000         (82,000)      1,475,000
                                                                ------------    ------------    ------------    ------------

Net loss.....................................................     (7,702,000)     (3,789,000)    (14,766,000)     (7,215,000)
Other comprehensive income (loss):
   Foreign currency translation adjustments..................        610,000         (72,000)        461,000        (229,000)
                                                                ------------    ------------    ------------    ------------
Comprehensive loss...........................................   $ (7,092,000)   $ (3,861,000)   $(14,305,000)   $ (7,444,000)
                                                                ============    ============    ============    ============

Basic and diluted net loss per share.........................   $      (0.39)   $      (0.20)   $      (0.75)   $      (0.38)
                                                                ============    ============    ============    ============
Shares used in computing basic and diluted net loss per share     19,643,659      19,220,875      19,602,238      19,161,082
                                                                ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                   DYAX CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities:
   Net loss....................................................................   $(14,766,000)   $ (7,215,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of fixed assets...........................      1,604,000         619,000
       Amortization of goodwill and other intangibles..........................         57,000         445,000
       Provision for doubtful accounts.........................................         83,000               -
       Inventory valuation adjustment..........................................       (279,000)         82,000
       Compensation expense associated with stock options......................        570,000         754,000
   Changes in operating assets and liabilities:
       Accounts receivable.....................................................      1,246,000      (1,794,000)
       Inventories.............................................................       (158,000)       (437,000)
       Notes receivable, employees.............................................        126,000         112,000
       Other assets............................................................       (750,000)       (231,000)
       Accounts payable and accrued expenses...................................       (307,000)     (1,222,000)
       Deferred revenue........................................................       (995,000)       (108,000)
                                                                                  ------------    ------------

   Net cash used in operating activities.......................................    (13,569,000)     (8,995,000)
                                                                                  ------------    ------------

Cash flows from investing activities:
       Purchase of fixed assets................................................    (10,723,000)     (2,142,000)
                                                                                  ------------    ------------

Cash flows from financing activities:
   Proceeds from the issuance of common stock and the exercise of stock options        520,000         205,000
   Proceeds from landlord for leasehold improvements...........................      2,352,000               -
   Proceeds from long-term obligations.........................................     10,754,000         291,000
   Increase in restricted cash.................................................       (348,000)              -
   Repayment of long-term obligations..........................................       (871,000)       (362,000)
                                                                                  ------------    ------------

   Net cash provided by financing activities...................................     12,407,000         134,000
   Effect of foreign currency translation on cash balances.....................        280,000         (66,000)
                                                                                  ------------    ------------

   Net decrease in cash and cash equivalents...................................    (11,605,000)    (11,069,000)
   Cash and cash equivalents at beginning of the period........................     51,034,000      74,205,000
                                                                                  ------------    ------------

   Cash and cash equivalents at end of the period..............................   $ 39,429,000    $ 63,136,000
                                                                                  ============    ============

   Supplemental disclosure of cash flow information:
       Interest paid...........................................................   $    443,000    $     69,000
                                                                                  ============    ============
   Supplemental disclosure of non-cash investing and financing activities:
       Acquisition of property and equipment under capital lease agreements
       (note: these amounts are also included in purchase of fixed assets
       and in proceeds from long-term obligations).............................   $  2,506,000    $    291,000
                                                                                  ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                   DYAX CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Dyax Corp. (Dyax or the Company) is a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutic products. The Company has two product candidates in clinical trials, DX-890 and DX-88, and has collaborative agreements for the development of both of these product candidates. The Company's collaborator for DX-890 recently completed a Phase IIa trial for cystic fibrosis. The Company is currently conducting a Phase II trial of DX-88 in hereditary angioedema (HAE) in Europe and expects to initiate a second Phase II study of DX-88 in HAE and a Phase I/II study of DX-88 in cardiopulmonary bypass in 2002.

         The Company uses a proprietary, patented method, known as phage display, to identify a broad range of compounds with the potential for the treatment of various diseases. The Company is using phage display technology to build a broad portfolio of product candidates that it plans to develop and commercialize on its own or with others. On behalf of collaborators, the Company also uses phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals. The Company is further leveraging its phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. The Company, through its Biotage subsidiary, develops, manufactures and sells chromatography separations systems and products and is a leading supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research and clinical development.

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

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         It is management's opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.       INVENTORY

         Inventories consist of the following:

                                     June 30,    December 31,
                                      2002           2001
                                  ------------   ------------
           Raw materials.......   $  2,551,000   $  2,396,000
           Work in process.....        640,000        237,000
           Finished products...        546,000        634,000
                                  ------------   ------------
                                  $  3,737,000   $  3,267,000
                                  ============   ============

3.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                         June 30,    December 31,
                                                          2002           2001
                                                      ------------   ------------
           Accounts payable........................   $  4,423,000   $  5,833,000
           Accrued compensation and related taxes..      2,325,000      2,357,000
           Accrued external R&D contracts..........      1,028,000        550,000
           Accrued legal fees......................        670,000        565,000
           Accrued building improvement costs......        494,000        121,000
           Accrued warranty costs..................        296,000        296,000
           Other accrued liabilities...............        628,000        382,000
                                                      ------------   ------------
                                                      $  9,864,000   $ 10,104,000
                                                      ============   ============

4.       NET LOSS PER SHARE

         Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share. Stock options totaling 3,544,850 and 3,040,873 were outstanding at June 30, 2002 and 2001, respectively.

5.       COMPREHENSIVE LOSS

         Accumulated other comprehensive income (loss) is calculated as follows:

                                                        Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                   ----------------------------    ---------------------------
                                                       2002            2001            2002           2001
                                                   ------------    ------------    ------------   ------------
Accumulated other comprehensive income (loss):
   Foreign currency translation adjustment:
        Balance at beginning of period..........   $    (55,000)   $   (184,000)   $     94,000   $    (27,000)
        Change during period....................        610,000         (72,000)        461,000       (229,000)
                                                   ------------    ------------    ------------   ------------
        Balance at end of period................   $    555,000    $   (256,000)   $    555,000   $   (256,000)
                                                   ============    ============    ============   ============

6.       BUSINESS SEGMENTS

         The Company discloses business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segment data does not include allocations of corporate administrative costs to each operating segment. The Company evaluates the performance of its segments and allocates resources to them based on losses before corporate administrative costs, interest and taxes.

         The Company has two reportable segments: (i) Separations and
(ii) Biopharmaceuticals (In previous filings, the Biopharmaceuticals segment was named Therapeutics/Diagnostics). The Separations segment develops, manufactures and sells chromatography separations systems and products through the Company's Biotage subsidiary. The Biopharmaceuticals segment is principally focused on the discovery, development and commercialization of therapeutic products. It also licenses its proprietary technology to third parties and licenses affinity ligands developed using the Company's phage display technology to third parties for separations applications.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

         The following table presents certain segment financial information and the reconciliation of segment loss from operations to consolidated totals.

                                                   Separations     Biopharmaceuticals        Total
                                                 ---------------   ------------------  ---------------
      THREE MONTHS ENDED JUNE 30, 2002

      Revenue from external customers and
      collaborators...........................   $     5,845,000    $     4,777,000    $    10,622,000
      Segment loss from operations............   $      (125,000)   $    (2,866,000)   $    (2,991,000)
      Segment assets..........................   $    18,556,000    $     7,479,000    $    26,035,000

      THREE MONTHS ENDED JUNE 30, 2001

      Revenue from external customers and
      collaborators...........................   $     4,628,000    $     3,581,000    $     8,209,000
      Segment loss from operations............   $      (585,000)   $    (1,985,000)   $    (2,570,000)
      Segment assets..........................   $    10,034,000    $     4,533,000    $    14,567,000

      SIX MONTHS ENDED JUNE 30, 2002

      Revenue from external customers and
      collaborators...........................   $    10,827,000    $     8,681,000    $    19,508,000
      Segment loss from operations............   $      (483,000)   $    (6,071,000)   $    (6,554,000)
      Segment assets..........................   $    18,556,000    $     7,479,000    $    26,035,000

      SIX MONTHS ENDED JUNE 30, 2001

      Revenue from external customers and
      collaborators...........................   $     8,474,000    $     6,803,000    $    15,277,000
      Segment loss from operations............   $    (1,347,000)   $    (3,125,000)   $    (4,472,000)
      Segment assets..........................   $    10,034,000    $     4,533,000    $    14,567,000

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                             ----------------------------    ----------------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
RECONCILIATIONS:
Loss from operations:
   Loss from operations from reportable
     segments.............................   $ (2,991,000)   $ (2,570,000)   $ (6,554,000)   $ (4,472,000)
     Unallocated amounts:
        Corporate expenses................     (4,666,000)     (1,828,000)     (8,130,000)     (4,218,000)
        Other (expense) income, net.......        (45,000)        609,000         (82,000)      1,475,000
                                             ------------    ------------    ------------    ------------
   Consolidated net loss..................   $ (7,702,000)   $ (3,789,000)   $(14,766,000)   $ (7,215,000)
                                             ============    ============    ============    ============

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Pursuant to SFAS 142, the Company ceased amortizing goodwill on January 1, 2002 and completed a test for goodwill impairment as of June 30, 2002. No impairment charge was required. The Company's goodwill amortization expense was approximately $217,000 for the quarter ended June 30, 2001 and $434,000 for the six months ended June 30, 2001. Adjusted net loss excluding goodwill amortization expense for the quarter ended June 30, 2001 was $3.6 million and was $6.8 million for the six months ended June 30, 2001. Adjusted basic and diluted net loss per share for the quarter ended June 30, 2001 was $0.19 and for the six months ended June 30, 2001 was $0.35. Intangible assets other than goodwill continue to be amortized over their remaining estimated useful lives. Patents are amortized on a straight-line basis over a period of 15 years. The covenant not to compete is amortized on a straight-line basis over five years. Amortization expense is not expected to be material to the Company's financial position or operating results in future periods.

Goodwill and other intangible assets consist of the following:

                                            June 30,                     December 31,
                                              2002                          2001
                                   ---------------------------   ---------------------------
                                      Gross                         Gross
                                     Carrying     Accumulated      Carrying      Accumulated
                                      Amount      Amortization      Amount      Amortization
                                   ------------   ------------   ------------   ------------
       Goodwill.................   $  2,452,000   $  2,341,000   $  2,452,000   $  2,341,000
       Patent...................        100,000         80,000        100,000         76,000
       Covenant not to compete..         75,000         60,000         75,000         53,000
                                   ------------   ------------   ------------   ------------
                                   $  2,627,000   $  2,481,000   $  2,627,000   $  2,470,000
                                   ============   ============   ============   ============


         Capitalized software development costs were $275,000 and $141,000 at June 30, 2002 and December 31, 2001, respectively. These costs are amortized over the estimated useful lives of the related software products, currently five years. Accumulated amortization of these assets totaled $57,000 and $10,000 as of June 30, 2002 and December 31, 2001, respectively. The unamortized portion of these costs is included in other assets on the Company's consolidated balance sheets.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and provides a single accounting model for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have any effect on the Company's financial position or operating results.

9.       COMMITMENTS AND CONTINGENCIES

         On May 31, 2002, the Company and Genzyme Corporation amended their collaboration agreement for the development and commercialization of DX-88 (the Amended Collaboration Agreement). The Company and Genzyme also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan the Company up to $7.0 million and the Company pledged certain tangible and intangible personal property of or arising out of the DX-88 program. The security agreement provides for additional collateral should the Company, under the Amended Collaboration Agreement, exercise its option to purchase Genzyme's interest in the application of DX-88 in cardiopulmonary bypass and other surgery, or should the Company fail to meet certain financial covenants. The financial covenants state that the Company must maintain at least $20.0 million in cash or cash equivalents based on the Company's quarterly consolidated financial statements and that the Company maintains at least one continued listing standard for the Nasdaq National Market.

         Advances under the promissory note may be made once each calendar quarter, beginning on May 31, 2002 and ending upon completion of the first Phase II clinical trial for the treatment of HAE, and may not exceed $4.0 million during the second quarter of 2002 and $1.5 million during any subsequent calendar quarter. The loan bears interest at a rate of prime plus two percent, 6.75% at June 30, 2002. Interest is payable quarterly. The principal and all unpaid interest are due on May 31, 2005 (the Maturity Date). The Company may extend the Maturity Date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of the Maturity Date. As of June 30, 2002, the Company had received $4.0 million under this note, which is included in long-term obligations on the Company's balance sheet. The Company anticipates receiving the remaining $3.0 million prior to the end of 2002.

         In connection with the construction of Biotage's new facility in Charlottesville, Virginia, Biotage executed a loan agreement for approximately $4.3 million from a commercial bank on April 24, 2002. Under the terms of the loan agreement, interest is payable monthly on the amount outstanding until completion of construction, limited to a maximum of 16 months. On the earlier of completion of construction or 16 months, the loan will convert to a term loan and will be repaid over 20 years with interest at between 5.83% and 7.00%. Interest will be fixed at 5.83% for the first five years and will be adjusted once every five years thereafter, but may be adjusted earlier if Biotage fails to maintain an average non-interest bearing compensating balance of $750,000 at the lending bank. The Company expects construction to be completed by the fourth quarter of 2002. As of June 30, 2002, there was $1.6 million outstanding under the loan, which is included in long-term obligations on the Company's balance sheet.

         During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets. In the first half of 2002, the Company sold to and leased back from the lender $2.0 million of laboratory, production and office equipment. Interest pursuant to this agreement ranges between 10.01% and 10.14%. Principal and interest are payable over 36 months or 42 months based on the underlying fixed assets. Capital lease obligations are collateralized by the assets under lease. Other debt obligations are collateralized by a stand-by letter of credit for the amount financed. If at the end of any quarter the Company's unrestricted cash is less than the greater of $25.0 million or the Company's annualized cash needs, the Company must provide an irrevocable letter of credit in the amount equal to the amount of debt financed, which was $2.9 million at June 30, 2002. Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four. The lender has no obligation to fund any further amounts.

         In June 2001, the Company entered into an agreement to lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. The lease term commenced in the first quarter of 2002 and has an initial term of ten years, expiring at the end of February 2012. Under the terms of the agreement, the Company is obligated to lease an additional 24,122 square feet of space by August 2007 and has the option to extend the entire lease for two additional five-year terms. The Company was required to provide a cash-collateralized letter of credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. The cash collateral is included in restricted cash on the Company's balance sheet. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements, which is included in long-term obligations on the Company's balance sheet. The loan bears interest at a rate of 12.00% and is payable in 116 equal monthly installments through February 2012.

10.      COLLABORATIVE AGREEMENTS

         On May 31, 2002, the Company and Genzyme Corporation amended their collaboration agreement for the development and commercialization of DX-88 (the Amended Collaboration Agreement). Under the Amended Collaboration Agreement, the Company is responsible for funding the development of DX-88 for the treatment of HAE until the later of incurring $8.0 million of development costs or completion of the first Phase II clinical trial for HAE (the Initial Program). Genzyme has an option to acquire a 50 percent interest in the DX-88 program upon the Company's completion of the first Phase II clinical trial in HAE, and will have a period of 60 days after review of the data to exercise its option. If Genzyme exercises its option, it will be responsible for 50% of the development costs incurred subsequent to completion of the Initial Program, and upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will be obligated to pay the Company one-half of the development costs in excess of $6.0 million that were incurred by the Company through completion of the Initial Program. As of June 30, 2002, the Company had incurred approximately $8.3 million of costs under this program. Under the Amended Collaboration Agreement, the Company has an option until March 31, 2003 to purchase Genzyme's interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery.

11.      LITIGATION

         The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2001 that the Company's first phage display patent in Europe, Patent

436,597 (the 597 Patent) was opposed by two parties in late 1997. The oppositions primarily related to whether the written description of the inventions in the Company's European patent was sufficient under European patent law. A hearing on these oppositions was held on April 6, 2000 and the patent was revoked. The Company appealed this decision to the Technical Board of Appeals of the European Patent Office (the Technical Board).

         In July 2002, the Company announced that at a hearing on July 2, 2002, the Technical Board affirmed the April 6, 2000 revocation of the Company's 597 Patent ruling that the patent was not valid on the grounds that it failed to provide verification of the claimed display of a proteinaceous binding domain. The decision of the Technical Board is final and cannot be appealed.

         The Company has two divisional patent applications of the 597 Patent pending in the European Patent Office. The Company will not be able to prevent other parties from using its phage display technology in Europe if the European Patent Office does not grant it another patent. The Company cannot assure that it will prevail in the prosecution of these patent applications. The Company believes that the outcome of these proceedings will not have a material adverse effect on its financial position and operating results.

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

OVERVIEW

         We are a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutic products. We have two product candidates in clinical trials, DX-890 and DX-88, and have collaborative agreements for the development of both of these product candidates. Our collaborator for DX-890 recently completed a Phase IIa trial for cystic fibrosis. We are currently conducting a Phase II trial of DX-88 in hereditary angioedema (HAE) in Europe and expect to initiate a second Phase II study of DX-88 in HAE and a Phase I/II study of DX-88 in cardiopulmonary bypass in 2002.

         We use a proprietary, patented method, known as phage display, to identify a broad range of compounds with the potential for the treatment of various diseases. We are using phage display technology to build a broad portfolio of product candidates that we plan to develop and commercialize on our own or with others. On behalf of collaborators, we also use phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals. We are further leveraging our phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. We, through our Biotage subsidiary, develop, manufacture and sell chromatography separations systems and products and are a leading supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research and clinical development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Total revenues for the three month period ended June 30, 2002 (the 2002 Quarter) were $10.6 million, compared with $8.2 million for the three month period ended June 30, 2001 (the 2001 Quarter), an increase of $2.4 million or 29%. Product revenues and product development and license fee revenues accounted for 55% and 45%, respectively, of our total revenues in the 2002 Quarter, as compared with 56% and 44% in the 2001 Quarter. Product revenues increased to $5.8 million in the 2002 Quarter from $4.6 million in the 2001 Quarter, an increase of $1.2 million or 26%. The increase in product revenues was primarily due to increased unit sales in Biotage's drug discovery purification consumables business, significant sales of the Horizon product that was launched last year and increased shipments of large production scale equipment.

         Product development and license fee revenues increased to $4.8 million for the 2002 Quarter from $3.6 million for the 2001 Quarter, an increase of $1.2 million or 33%. This increase was primarily due to higher revenue from Debiopharm S.A. under our DX-890 collaboration representing reimbursement of our costs of drug manufacture, and higher revenue under a funded research agreement. These increases were partly offset by the absence in 2002 of government-funded programs, which were completed in 2001.

         Cost of products sold for the 2002 Quarter was $2.6 million compared to $2.1 million for the 2001 Quarter, an increase of $529,000 or 25%, which was consistent with the increase in product revenues. The gross margin on product revenues for the 2002 Quarter was 55.4% compared to 55.1% for the 2001 Quarter.

         Research and development expenses for the 2002 Quarter were $8.1 million, compared with $5.3 million for the 2001 Quarter, an increase of $2.9 million or 55%. The increase resulted primarily from higher external manufacture and development costs associated with our DX-890 and DX-88 product candidates, higher facility and depreciation costs related to our new premises in Cambridge and increased headcount. Research and development expense for the 2002 Quarter was approximately $740,000 less than the amount that was reported in our press release on July 30, 2002, due to a corrective reclassification that also resulted in a corresponding increase in Selling, General and Administrative expense in the 2002 Quarter. The reclassification did not change our previously announced net loss for the six months ended June 30, 2002.

         Selling, general and administrative expenses increased to $7.5 million for the 2002 Quarter compared to $5.3 million for the 2001 Quarter, an increase of $2.3 million or 43%. The increase was primarily due to higher costs in the following areas: professional fees related to expanding and protecting our intellectual property, sales and marketing expenses as we expand our chromatography product sales capabilities and facility costs related to our new premises in Cambridge.

         Other expense/income was a net expense of $45,000 for the 2002 Quarter compared to income of $609,000 for the 2001 Quarter. Interest income decreased due to lower cash and cash equivalent balances and lower interest rates. Interest expense increased due to additional long-term debt obligations.

         Our net loss for the 2002 Quarter was $7.7 million compared to $3.8 million for the 2001 Quarter.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Total revenues for the six month period ended June 30, 2002 (the 2002 Period) were $19.5 million, compared with $15.3 million for the six month period ended June 30, 2001 (the 2001 Period), an increase of $4.2 million or 28%. Product revenues and product development and license fee revenues accounted for 56% and 44%, respectively, of our total revenues in the 2002 Period, as compared with 55% and 45% in the 2001 Period. Product revenues increased to $10.8 million in the 2002 Period from $8.5 million in the 2001 Period, an increase of $2.4 million or 28%. The increase in product revenues was primarily due to increased unit sales in Biotage's drug discovery purification consumables business, significant sales of the Horizon product that was launched last year and increased shipments of large production scale equipment.

         Product development and license fee revenues increased to $8.7 million for the 2002 Period from $6.8 million for the 2001 Period, an increase of $1.9 million or 28%. This increase was primarily due to higher revenue from Debiopharm S.A. under our DX-890 collaboration representing reimbursements of our costs of drug manufacture, and higher revenue under a funded research collaboration. These increases were partly offset by an absence of government-funded programs, which were completed in 2001.

         Deferred revenue as of June 30, 2002 decreased by $986,000 from December 31, 2001. This decrease was primarily due to revenue recognized on research collaborations and patent and other license fee agreements partly offset by cash received under a funded research agreement. Deferred revenue is recognized as revenue over future periods and in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

         Cost of products sold for the 2002 Period was $4.8 million compared to $3.8 million for the 2001 Period, an increase of $933,000 or 24%. The gross margin on product revenues for the 2002 Period was 55.9% compared to 54.6% for the 2001 Period. This was mainly due to a favorable product mix in the 2002 Period compared with the 2001 Period, operating efficiencies and spreading relatively fixed manufacturing overhead costs over an increased revenue base.

         Research and development expenses for the 2002 Period were $15.7 million, compared with $9.4 million for the 2001 Period, an increase of $6.3 million or 68%. The increase resulted primarily from higher external manufacture and development costs associated with our DX-890 and DX-88 product candidates, higher facility and depreciation costs related to our new premises in Cambridge and higher headcount.

         Selling, general and administrative expenses increased to $13.7 million for the 2002 Period compared to $10.7 million for the 2001 Period, an increase of $2.9 million or 27%. The increase was primarily due to higher costs in the following areas: professional fees related to expanding and protecting our intellectual property, sales and marketing expenses as we expand our chromatography product sales capabilities and facility costs related to our new premises in Cambridge.

         Other expense/income was a net expense of $82,000 for the 2002 Period compared to income of $1.5 million for the 2001 Period. Interest income decreased due to lower cash and cash equivalent balances and lower interest rates. Interest expense increased due to additional long-term debt obligations.

         Our net loss for the 2002 Period was $14.8 million compared to $7.2 million for the 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 2002, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $132.2 million, including net proceeds of $62.4 million from our August 2000 initial public offering. We have also generated funds from product sales, product development, license fee revenues, interest income, long-term obligations and other sources. As of June 30, 2002, we had cash and cash equivalents of approximately $39.4 million, a decrease of approximately $11.6 million from December 31, 2001. We invest excess cash in U.S. Treasury obligations.

         Our operating activities used cash of $13.6 million and $9.0 million for the 2002 and 2001 Periods, respectively. The use of cash in both periods resulted primarily from losses from operations and changes in our working capital accounts, net of depreciation, amortization, provision for doubtful accounts, inventory valuation adjustments and noncash compensation expense.

         Our investing activities used cash of $10.7 million and $2.1 million for the 2002 and 2001 Periods, respectively. Our investing activities consisted of purchases of fixed assets funded primarily through long-term obligations.

         Our financing activities provided cash of $12.4 million and $134,000 for the 2002 and 2001 Periods, respectively. Our financing activities for the 2002 Period consisted primarily of borrowings under long-term obligations, proceeds from landlord's financing of leasehold improvements, the exercise of stock options and the sale of common stock under our employee stock purchase plan. These proceeds were partly offset by repayments of long-term obligations. Our financing activities for the 2001 Period consisted primarily of proceeds from additional debt and the exercise of stock options partly offset by repayments of long-term obligations.

         In the second quarter of 2002, we completed a build-out of our new Cambridge, Massachusetts premises. The cost of the build-out was $10.1 million. We funded this project with $4.8 million in proceeds from our landlord ($2.4 million in loans, $2.4 million in cost reimbursement), $2.8 million in loans from a commercial lender and $2.5 million of internal funds. As of June 30, 2002, accrued building improvement costs totaled approximately $500,000 and were included in accounts payable and accrued expenses on the balance sheet.

         We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease. Certain debt obligations are collateralized by a stand-by letter of credit for the amount financed. If at the end of any quarter our unrestricted cash is less than the greater of $25.0 million or annualized cash needs, we must provide to our principal lender an irrevocable letter of credit in an amount equal to the amount financed by that lender, which was $2.9 million at June 30, 2002. Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four. We believe that we will be able to obtain funding for our future fixed asset purchases through existing or alternative lenders. If we cannot obtain additional funding we will have to use our existing cash and cash equivalents to fund future fixed asset purchases.

         On May 31, 2002, we and Genzyme Corporation amended our collaboration agreement for the development and commercialization of DX-88 (the Amended Collaboration Agreement). Under the Amended Collaboration Agreement, we are responsible for funding the development of DX-88 for the treatment of HAE until the later of incurring $8.0 million of development costs or completion of the first Phase II clinical trial for HAE (the Initial Program). Genzyme has an option to acquire a 50 percent interest in the DX-88 program upon our completion of the first Phase II clinical trial in HAE, and will have a period of 60 days after review of the data to exercise its option. If Genzyme exercises its option, it will be responsible for 50% of the development costs incurred subsequent to completion of the Initial Program, and upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will be obligated to pay us one-half of the development costs in excess of $6.0 million that were incurred by us through completion of the Initial Program. As of June 30, 2002, we had incurred approximately $8.3 million of costs under this program. Under the Amended Collaboration Agreement, we have an option until March 31, 2003 to purchase Genzyme's interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery. We also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan us up to $7.0 million and we pledged certain tangible and intangible personal property of or arising out of the DX-88 program. The security agreement provides for additional collateral should we, under the Amended Collaboration Agreement, exercise our option to purchase Genzyme's interest in the application of DX-88 in cardiopulmonary bypass and other surgery, or should we fail to meet certain financial covenants. The financial covenants state that we must maintain at least $20.0 million in cash or cash equivalents based on our quarterly consolidated financial statements and that we maintain at least one continued listing standard for the Nasdaq National Market.

         Advances under the promissory note may be made once each calendar quarter, beginning on May 31, 2002 and ending upon completion of the first Phase II clinical trial for the treatment of HAE, and may not exceed $4.0 million during the second quarter of 2002 and $1.5 million during any subsequent calendar quarter. The loan bears interest at a rate of prime plus two percent, 6.75% at June 30, 2002. Interest is payable quarterly. The principal and all unpaid interest are due on May 31, 2005 (the Maturity
Date). We may extend the Maturity Date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of the Maturity Date. As of June 30, 2002, we had received $4.0 million under this note, which is included in long-term obligations on our balance sheet. We anticipate receiving the remaining $3.0 million prior to the end of 2002.

OUTLOOK

         For the year ending December 31, 2002, we anticipate that total revenues should be approximately $38 million to $40 million. We expect cost of products sold as a percentage of product revenues to be consistent with those in the first half of 2002.

         As of June 30, 2002, we had two product candidates in clinical trials, DX-890 and DX-88. Our collaborator for DX-890 recently completed a Phase IIa trial for the treatment of cystic fibrosis. We are currently conducting a Phase II trial of DX-88 in hereditary angioedema in Europe and expect to initiate a second Phase II study of DX-88 in HAE and a Phase I/II study of DX-88 in cardiopulmonary bypass in 2002. Research and development expenses are expected to be approximately $34 million to $39 million for the year ending December 31, 2002, an increase of approximately 75% to 100% from the year ended December 31, 2001, due to continued progress of our clinical trials, expanded development of our preclinical pipeline, facility costs associated with our Cambridge premises and higher headcount. Selling, general and administrative expenses are expected to be approximately $26 million to $28 million for the year ending December 31, 2002, an increase of approximately 10% to 15% from the year ended December 31, 2001.

         We estimate that our Biotage subsidiary will invest approximately $2.6 million in the remaining six months of 2002 to complete construction of its 51,000 square foot facility in Charlottesville, Virginia. This investment is being funded through a loan with a commercial bank. We expect to spend approximately $2.5 million on other fixed asset purchases during the remaining six months of 2002.

         We expect net cash outflows to be approximately $12 million during the remaining six months of 2002. We believe that existing cash and cash equivalents plus anticipated cash flow from product revenues and collaborations will be sufficient to support our current operating plans through 2003. We anticipate that we will need to raise additional cash to fund our operations and we may raise such capital through the sale of equity or through debt financing. The sale of equity or issuance of debt may result in dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. In light of the current condition of the capital markets, we will also have to consider other alternatives, including reducing the scope of our planned research, development and commercialization activities, which could negatively impact our business.

CRITICAL ACCOUNTING POLICIES

         In our Form 10-K for the year ended December 31, 2001, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to inventories, allowance for doubtful accounts, valuation of long-lived and intangible assets, revenue recognition and litigation claims. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter and six months ended June 30, 2002. We did not make any changes in those policies during the six months ended June 30, 2002.

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

         The forward-looking statements include statements about our:
         -  clinical trials;

         -  results of operations;
         -  research and development programs; and
         -  collaborations.

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

         The following factors, among others, create risks and uncertainties that could affect our future or other performance:
         - our history of operating losses and our expectation that we will incur significant additional operating losses;
         - any inability to raise the capital that we will need to sustain our operations;
         - any inability to successfully and expeditiously complete the rigorous clinical trials and regulatory approvals that any biopharmaceutical that we develop must undergo, which could substantially delay or prevent their development or marketing;
         - our dependence on third parties to manufacture biopharmaceuticals, which may adversely affect our ability to commercialize any biopharmaceuticals we may develop;
         - our lack of experience in conducting clinical trials, regulatory processes, and conducting sales and marketing activities, any or all of which may adversely impact our ability to commercialize any biopharmaceuticals we may develop;
         - our dependence on the expertise, effort, priorities and contractual obligations of our collaborators, any changes in our collaborators' business direction or priorities or defaults in their obligations may have an adverse impact on our research revenues and ultimately our license revenues and expenses;
         - any failure by us or our collaborators to gain market acceptance of our biopharmaceuticals;
         - competition and technological change that may make our potential products and technologies less attractive or obsolete;
         - any inability to obtain and maintain intellectual property protection for our products and technologies;
         - time consuming and expensive proceedings to obtain, enforce or defend patents and to defend against charges of infringement that may result in unfavorable outcomes and could limit our patent rights and our activities;
         - significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;
         -  any loss or inability to hire and retain qualified personnel;
         -  difficulties in managing our growth;
         - our dependence on one supplier for a key component in our separations products;
         - risks associated with international sales and operations and collaborations;
         - failure to acquire technology and integrate complementary businesses;
         - our common stock may continue to have a volatile public trading price and low trading volume; and
         - anti-takeover provisions in our governing documents and under Delaware law and our shareholder rights plan that may make an acquisition of us more difficult.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. Treasury funds, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2002, we had cash and cash equivalents of $39.4 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

         Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements, and product sales with parties located outside the United States. Transactions under certain of these and other agreements are conducted in local foreign currency. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2001 that the Company's first phage display patent in Europe, Patent 436,597 (the 597 Patent) was opposed by two parties in late 1997. The oppositions primarily related to whether the written description of the inventions in the Company's European patent was sufficient under European patent law. A hearing on these oppositions was held on April 6, 2000 and the patent was revoked. The Company appealed this decision to the Technical Board of Appeals of the European Patent Office (the Technical Board).

         In July 2002, the Company announced that at a hearing on July 2, 2002, the Technical Board affirmed the April 6, 2000 revocation of the Company's 597 Patent ruling that the patent was not valid on the grounds that it failed to provide verification of the claimed display of a proteinaceous binding domain. The decision of the Technical Board is final and cannot be appealed.

         The Company has two divisional patent applications of the 597 Patent pending in the European Patent Office. The Company will not be able to prevent other parties from using its phage display technology in Europe if the European Patent Office does not grant it another patent. The Company cannot assure that it will prevail in the prosecution of these patent applications. The Company believes that the outcome of these proceedings will not have a material adverse effect on its financial position and operating results.

Item 2 - Use of Proceeds from Registered Securities

         On August 18, 2000, we sold 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise by the underwriters of their overallotment option) at a price of $15.00 per share in our initial public offering and received proceeds of approximately $62.4 million, net of underwriter commissions. From August 18, 2000 through June 30, 2002, we used approximately $30.0 million to fund operating activities and $22.0 million for the purchase of fixed assets. The remaining proceeds were held in cash and cash equivalents at June 30, 2002.

Item 4 - Submission of Matters to a Vote of Security Shareholders

         We held our Annual Meeting of Stockholders on May 16, 2002. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

         (a) Proposal to elect James W. Fordyce, Thomas L. Kempner and Alix Marduel to the Board of Directors, each to serve a three-year term.

                         NOMINEE               VOTES FOR      VOTES WITHHELD
                         -------               ---------      --------------
                    James W. Fordyce           15,833,251         569,250

                    Thomas L. Kempner          15,828,471         574,030

                    Alix Marduel               15,450,197         952,304

         There were no broker non-votes or abstentions with respect to this matter.

         Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax. The terms in office of directors Constantine E. Anagnostopoulos, Henry R. Lewis, David J. McLachlan, Henry E. Blair, Gregory D. Phelps and John W. Littlechild continued after the meeting.

         (b) Proposal to amend Dyax's Amended and Restated 1995 Equity Incentive Plan to, among other things, increase the number of shares reserved for issuance under the plan from 4.5 million to 6.5 million shares and to provide for automatic annual increases up to an aggregate amount of not more than 10.25 million shares. The proposal received a majority of the shares represented in person or by proxy and therefore has been adopted.

         VOTES FOR    VOTES AGAINST    VOTES ABSTAINING    BROKER NON-VOTES
         ---------    -------------    ----------------    ----------------
         9,611,515      2,734,854          126,458             3,929,674

         (c) Proposal to amend Dyax's 1998 Employee Stock Purchase Plan to increase the number of shares of Common Stock issued and issuable under the plan from 98,000 to 200,000 shares. The proposal received a majority of the shares represented in person or by proxy and therefore has been adopted.

         VOTES FOR    VOTES AGAINST     VOTES ABSTAINING   BROKER NON-VOTES
         ----------   -------------     ----------------   ----------------
         11,566,092      775,901            130,834            3,929,674

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DYAX CORP.

Date:  August 14, 2002                  /s/ STEPHEN S. GALLIKER
                                        ----------------------------------
                                        Executive Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer

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

10.1        Amended and Restated Collaboration Agreement Between Genzyme
            Corporation and Dyax Corp dated May 31, 2002. Filed herewith.

10.2        Senior Secured Promissory Note Between Genzyme Corporation and Dyax
            Corp dated May 31, 2002. Filed herewith.

10.3        Security Agreement Between Genzyme Corporation and Dyax Corp dated
            May 31, 2002. Filed herewith.