Form 10-Q
period 2002-09-30
DYAX CORP
filed 2002-11-15
CIK 907562

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File No. 000-24537

DYAX CORP.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	04-3053198
(State of Incorporation)	(I.R.S. Employer Identification Number)

300 TECHNOLOGY SQUARE, CAMBRIDGE, MA 02139
(Address of Principal Executive Offices)

(617) 225-2500
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         ☒                            NO          ☐

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of November 11, 2002: 19,702,323.

DYAX CORP.

TABLE OF CONTENTS

PART I		FINANCIAL INFORMATION

Item 1	-	Financial Statements

Consolidated Balance Sheets (Unaudited) as of September 30, 2002 and December 31, 2001

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk

Item 4	-	Controls and Procedures.

PART II	-	OTHER INFORMATION

Item 1	-	Legal Proceedings

Item 2	-	Use of Proceeds from Registered Securities

Item 6	-	Exhibits and Reports on Form 8-K

Signature

Certifications

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DYAX CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$34,170,000	$51,034,000
Accounts receivable, net	6,554,000	7,128,000
Inventories	3,843,000	3,267,000
Current portion of notes receivable, employees	85,000	159,000
Other current assets	884,000	541,000

Total current assets	45,536,000	62,129,000
Fixed assets, net of accumulated depreciaton of $7,232,000 and $4,982,000 at September 30, 2002 and December 31, 2001, respectively	20,928,000	12,915,000
Notes receivable, employees	1,268,000	1,346,000
Goodwill and other intangible assets, net	363,000	288,000
Restricted cash	5,603,000	4,365,000
Other assets	304,000	398,000

Total assets	$74,002,000	$81,441,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,348,000	$10,104,000
Current portion of deferred revenue	7,221,000	5,821,000
Current portion of long-term obligations	3,047,000	2,194,000

Total current liabilities	20,616,000	18,119,000
Deferred revenue	577,000	3,618,000
Long-term obligations	15,939,000	4,240,000

Total liabilities	37,132,000	25,977,000

Commitments (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2002 and December 31, 2001; 19,702,323 shares issued and outstanding at September 30, 2002 and 19,433,928 shares issued and outstanding at December 31, 2001	197,000	194,000
Additional paid-in capital	141,838,000	141,384,000
Accumulated deficit	(104,450,000)	(84,009,000)
Deferred compensation	(1,159,000)	(2,199,000)
Accumulated other comprehensive income	444,000	94,000

Total stockholders’ equity	36,870,000	55,464,000

Total liabilities and stockholders’ equity	$74,002,000	$81,441,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product revenues	$6,051,000	$4,798,000	$16,878,000	$13,272,000
Product development and license fee revenues	4,485,000	4,248,000	13,166,000	11,051,000
Total revenues	10,536,000	9,046,000	30,044,000	24,323,000

Costs and expenses:
Cost of products sold	2,558,000	2,305,000	7,337,000	6,151,000
Research and development:
Research and development	8,026,000	4,529,000	23,499,000	13,574,000
Other - noncash compensation	129,000	163,000	385,000	502,000
Selling, general and administrative:
Selling, general and administrative	5,258,000	6,339,000	18,629,000	16,661,000
Other - noncash compensation	157,000	207,000	470,000	622,000

Total costs and expenses	16,128,000	13,543,000	50,320,000	37,510,000

Loss from operations	(5,592,000)	(4,497,000)	(20,276,000)	(13,187,000)

Other (expense) income, net	(83,000)	480,000	(165,000)	1,955,000

Net loss	(5,675,000)	(4,017,000)	(20,441,000)	(11,232,000)
Other comprehensive loss:
Foreign currency translation adjustments	(111,000)	252,000	350,000	23,000
Comprehensive loss	$(5,786,000)	$(3,765,000)	$(20,091,000)	$(11,209,000)

Basic and diluted net loss per share	$(0.29)	$(0.21)	$(1.04)	$(0.59)
Shares used in computing basic and diluted net loss per share	19,700,540	19,264,790	19,635,365	19,195,586

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(20,441,000)	$(11,232,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	2,712,000	986,000
Amortization of goodwill and other intangibles	66,000	720,000
Provision for doubtful accounts	31,000	—
Inventory valuation adjustment	105,000	—
Loss on the disposal of fixed assets	53,000	—
Compensation expenses associated with stock options	854,000	1,124,000
Changes in operating assets and liabilities:
Accounts receivable	665,000	531,000
Inventories	(652,000)	(317,000)
Notes receivable, employees	152,000	222,000
Other assets	(399,000)	(74,000)
Accounts payable and accrued expenses	278,000	(664,000)
Deferred revenue	(1,646,000)	(952,000)

Net cash used in operating activities	(18,222,000)	(9,656,000)

Cash flows from investing activities:
Purchase of fixed assets	(11,004,000)	(4,417,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock and the exercise of stock options	643,000	340,000
Proceeds from landlord for leasehold improvements	2,352,000	—
Proceeds from long-term obligations	11,595,000	—
Repayment of long-term obligations	(1,096,000)	(266,000)
(Increase) in restricted cash	(1,218,000)	(4,279,000)

Net cash provided by, (used in) financing activities	12,276,000	(4,205,000)
Effect of foreign currency translation on cash balances	86,000	65,000

Net decrease in cash and cash equivalents	(16,864,000)	(18,213,000)
Cash and cash equivalents at beginning of the period	51,034,000	74,205,000

Cash and cash equivalents at end of the period	$34,170,000	$55,992,000

Supplemental disclosure of cash flow information:
Interest paid	$672,000	$102,000
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$2,009,000	$1,121,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL

STATEMENTS.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutic antibodies, small proteins and peptides.  The Company has two product candidates in clinical trials, DX-890 and DX-88, and has collaborative agreements for the development of both of these product candidates.  The Company’s collaborator for DX-890 has completed a Phase IIa trial in adult patients with cystic fibrosis and has initiated a second Phase IIa trial in children with cystic fibrosis.  The Company is currently conducting two Phase II trials of DX-88 for the treatment of patients with hereditary angioedema (HAE): one is being conducted in Europe and the other is being conducted in the United States of America (U.S.) with the intent to add international sites.  The Company is also conducting a Phase I/II study of DX-88 in cardiopulmonary bypass in the U.S.

The Company uses its proprietary, patented method, known as phage display, to identify a broad range of compounds with the potential for the treatment of various conditions and diseases.  The Company is using phage display technology to build a broad portfolio of product candidates that it plans to develop and commercialize on its own or with others.  On behalf of collaborators, the Company also uses phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals.  The Company is further leveraging its phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties.  The Company, through its Biotage subsidiary, develops, manufactures and sells chromatography separations systems and products and is a leading supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research, clinical development and commercial use.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.        INVENTORY

Inventories consist of the following:

	September 30, 2002	December 31, 2001

Raw materials	$2,735,000	$2,396,000
Work in process	284,000	237,000
Finished products	824,000	634,000
	$3,843,000	$3,267,000

3.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2002	December 31, 2001

Accounts payable	$4,090,000	$5,833,000
Accrued employee compensation and related taxes	2,158,000	2,357,000
Accrued external R&D contracts	1,676,000	550,000
Accrued employee severance	486,000	—
Accrued legal fees	438,000	565,000
Accrued building improvement costs	338,000	121,000
Accrued warranty costs	316,000	296,000
Other accrued liabilities	846,000	382,000
	$10,348,000	$10,104,000

4.        NET LOSS PER SHARE

Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and therefore are excluded from the calculation of diluted net loss per share.  Stock options totaling 3,434,559 and 3,148,926 were outstanding at September 30, 2002 and 2001, respectively.

5.        COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment:
Balance at beginning of period	$555,000	$(256,000)	$94,000	$(27,000)
Change during period	(111,000)	252,000	350,000	23,000
Balance at end of period	$444,000	$(4,000)	$444,000	$(4,000)

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

The Company has two reportable segments: (i) Separations and

(ii) Biopharmaceuticals (previously known as Therapeutics/Diagnostics).  The Separations segment, which is conducted through our wholly owned subsidiary, Biotage, Inc., develops, manufactures and sells chromatography separations systems. The Biopharmaceuticals segment is principally focused on the discovery, development and commercialization of therapeutic products.  It also licenses its proprietary technology to third parties and licenses affinity ligands developed using the Company’s phage display technology to third parties for separations and other applications.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technologies and marketing strategies.

The following table presents certain segment financial information and the reconciliation of segment loss from operations to consolidated totals.

	Separations	Biopharmaceuticals	Total
THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenue from external customers and collaborators	$6,051,000	$4,485,000	$10,536,000
Segment gain (loss) from operations	$19,000	$(3,042,000)	$(3,023,000)
Segment assets	$21,868,000	$12,514,000	$34,382,000

THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenue from external customers and collaborators	$4,798,000	$4,248,000	$9,046,000
Segment gain (loss) from operations	$(619,000)	$(2,091,000)	$(2,710,000)
Segment assets	$11,597,000	$2,505,000	$14,102,000

NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenue from external customers and collaborators	$16,878,000	$13,166,000	$30,044,000
Segment gain (loss) from operations	$(466,000)	$(9,056,000)	$(9,522,000)
Segment assets	$21,868,000	$12,514,000	$34,382,000

NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue from external customers and collaborators	$13,272,000	$11,051,000	$24,323,000
Segment gain (loss) from operations	$(1,967,000)	$(5,215,000)	$(7,182,000)
Segment assets	$11,597,000	$2,505,000	$14,102,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
RECONCILIATIONS:
Loss from operations:
Loss from operations from reportable segments	$(3,023,000)	$(2,710,000)	$(9,522,000)	$(7,182,000)
Unallocated amounts:
Corporate expenses	(2,569,000)	(1,787,000)	(10,754,000)	(6,005,000)
Other (expense) income, net	(83,000)	480,000	(165,000)	1,955,000
Consolidated net loss	$(5,675,000)	$(4,017,000)	$(20,441,000)	$(11,232,000)

7.        GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.  Pursuant to SFAS 142, the Company ceased amortizing goodwill on January 1, 2002 and completed a test for goodwill impairment during

2002.  No impairment charge was required.  Intangible assets other than goodwill continue to be amortized on a straight-line basis over their remaining estimated useful lives.  Capitalized software development costs are amortized over the estimated useful lives of the related software products, currently three to five years.  Patents are amortized over a period of 15 years.  The covenant not to compete is amortized over a period of five years.  Amortization expense is not expected to be material to the Company’s financial position or operating results in future periods.  The Company’s goodwill amortization expense was approximately $254,000 for the quarter ended September 30, 2001 and $689,000 for the nine months ended September 30, 2001.  Adjusted net loss excluding goodwill amortization expense for the quarter ended September 30, 2001 would have been $3.8 million and would have been $10.5 million for the nine months ended September 30, 2001. Adjusted basic and diluted net loss per share for the quarter ended September 30, 2001 would have been $0.20 and for the nine months ended September 30, 2001 would have been $0.55.

Goodwill and other intangible assets consist of the following:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$2,452,000	$2,341,000	$2,452,000	$2,341,000
Capitalized software development costs	282,000	59,000	141,000	10,000
Patent	100,000	82,000	100,000	76,000
Covenant not to compete	75,000	64,000	75,000	53,000
	$2,909,000	$2,546,000	$2,768,000	$2,480,000

8.        RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees.  SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  While management has not determined the impact of the new standard, it is not expected to be material to the Company.

9.        COMMITMENTS AND CONTINGENCIES

On August 29, 2002, the Company’s Biotage subsidiary signed a $400,000 promissory note with a commercial bank to fund the purchase of furniture and fixtures.  The note is payable ratably over 60 months, beginning October 1, 2002, and carries an interest rate of 7.0%.  Under the terms of the note, Biotage has assigned $400,000 to the bank as collateral, which is included in restricted cash on the Company’s balance sheet.  As of September 30, 2002, there was $400,000 outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

On May 31, 2002, the Company and Genzyme Corporation amended and restated their collaboration agreement for the development of DX-88 (the Amended Collaboration Agreement).  The Company and Genzyme also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan the Company up to $7.0 million and the Company pledged certain tangible and intangible personal property of or arising out of the DX-88 program.  The security agreement provides for additional collateral should the Company, under the Amended Collaboration Agreement, exercise its option to purchase Genzyme’s interest in the application of DX-88 in cardiopulmonary bypass and other surgery, or should the Company fail to meet certain financial covenants.  The financial covenants state that the Company must maintain at least $20.0 million in cash or cash equivalents based on the Company’s quarterly consolidated financial statements and that the Company maintains at least one continued listing standard for the Nasdaq National Market.

As of September 30, 2002, the Company has received $5.5 million under this Genzyme note, which is included in long-term obligations on the Company’s balance sheet.  The Company anticipates receiving the remaining $1.5 million in the fourth quarter of 2002.  The note bears interest at the prime rate plus two percent, 6.75% at September 30, 2002.  Interest is payable quarterly.  The principal and all unpaid interest will be due on the maturity date of May 31, 2005.  The Company may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of the initial maturity date.

In connection with the construction of Biotage’s new facility in Charlottesville, Virginia, Biotage executed a loan agreement for approximately $4.3 million from a commercial bank on April 24, 2002.  Under the terms of the loan agreement, interest is payable monthly on the amount outstanding until completion of construction, limited to a maximum of 16 months.  On the earlier of completion of construction or 16 months, the loan will convert to a term loan and will be repaid over 20 years with interest at a rate between 5.83% and 7.00%.  Interest will be fixed at 5.83% for the first five years and will be adjusted once every five years thereafter, but may be adjusted earlier if Biotage fails to maintain an average non-interest bearing compensating balance of $750,000 at the lending bank, which is included in cash and cash equivalents on the Company’s balance sheet.  Construction of the facility was substantially completed in October 2002.  As of September 30, 2002, there was $2.8 million outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.  Biotage expects to draw down the remaining $1.5 million during the fourth quarter of 2002.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets.  Interest pursuant to this agreement ranges between 10.01% and 10.14%.  Principal and interest are payable over 36 months or 42 months.  Capital lease obligations are collateralized by the assets under lease.  Other debt obligations are collateralized by a stand-by letter of credit for the amount financed.  If at the end of any fiscal quarter the Company’s unrestricted cash is less than the greater of $25.0 million or the Company’s annualized cash needs, the Company must provide an irrevocable letter of credit in the amount equal to the amount of debt financed, which was $2.3 million at September 30, 2002.  Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four.  The lender has no obligation to fund any further amounts.  During the nine months ended September 30, 2002, the Company sold to and leased back from the lender $2.0 million of laboratory, production and office equipment.  No gain or loss was recorded as part of these transactions.

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets.  Interest pursuant to this agreement is 5.6%.  Principal and interest are payable over 60 months.  Dyax S.A. was required to provide cash collateral in the amount of $389,000, which is included in restricted cash on the Company’s balance sheet.  During the nine months ended September 30, 2002, Dyax S.A. sold to and leased back from the lender $553,000 of laboratory and office equipment, which is included in long-term obligations on the Company’s balance sheet.  No gain or loss was recorded as part of this transaction.

In June 2001, the Company entered into an agreement to lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts.  The lease commenced in the first quarter of 2002 and has an initial term of ten years, expiring February 2012.  The Company was required to provide a cash-collateralized letter of credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term.  The cash collateral is included in restricted cash on the Company’s balance sheet.  Under the terms of the agreement, the landlord loaned the

Company approximately $2.4 million to be used towards the cost of leasehold improvements, which is included in long-term obligations on the Company’s balance sheet.  The loan bears interest at a rate of 12.00% and is payable in 116 equal monthly installments through February 2012.  Under the terms of the lease agreement, the Company is obligated to lease an additional 24,122 square feet of space on November 1, 2007 and has the option to extend the entire lease for two additional five-year terms.

10.       COLLABORATIVE AGREEMENTS

On May 31, 2002, the Company and Genzyme Corporation amended their collaboration agreement for the development and commercialization of DX-88 (the Amended Collaboration Agreement).  Under the Amended Collaboration Agreement, the Company is responsible for funding the development of DX-88 for the treatment of HAE until the later of incurring $8.0 million of development costs or completion of the first Phase II clinical trial for HAE (the Initial Program).  Genzyme has an option to acquire a 50% interest in the DX-88 program upon the Company’s completion of the Initial Program, and will have a period of 60 days after review of the data to exercise its option.  If Genzyme exercises its option, it will be responsible for 50% of the development costs incurred subsequent to completion of the Initial Program.  Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will be obligated to pay the Company one-half of the development costs in excess of $6.0 million that were incurred by the Company through completion of the Initial Program.  As of September 30, 2002, the Company had incurred approximately $10.1 million of costs under this program.  Under the Amended Collaboration Agreement, the Company has an option until March 31, 2003 to purchase Genzyme’s interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery.

11.       LITIGATION

The Company reported in its Annual Report on Form 10-K for the year ended December 31, 2001 that it was engaged in a United States court proceeding relating to patents owned by a third party.  In December 1999, George Pieczenik and I.C. Technologies America, Inc. sued the Company in New York for patent infringement of United States patents 5,866,363, 4,528,266 and 4,359,535. The complaint was dismissed for lack of jurisdiction and the decision of the District Court was upheld by the court of appeals for the Federal Circuit, on September 17, 2001.  On July 12, 2000, the plaintiffs filed a complaint against the Company in the United States District Court in Massachusetts alleging infringement of the same three patents.  The Court has construed the claims and in the next phase of the case, will determine whether the Company’s activities infringe these claims and if they are valid and enforceable.  Although the Company cannot predict the outcome of this litigation, the Company believes that the resolution of this lawsuit is unlikely to have a material adverse effect on its financial position and operating results.

The Company also reported in its Annual Report on Form 10-K for the year ended December 31, 2001 that the Company’s first phage display patent in Europe, European Patent 436,597 (the 597 Patent), was opposed by two parties in late 1997. The oppositions primarily related to whether the written description of the inventions in the Company’s European patent was sufficient under European patent law. A hearing on these oppositions was held on April 6, 2000 and the patent was revoked. The Company appealed this decision to the Technical Board of Appeals of the European Patent Office (the Technical Board).  At a hearing on July 2, 2002, the Technical Board affirmed the April 6, 2000 revocation of the Company’s 597 Patent ruling that the patent was not valid on the grounds that it failed to provide verification of the claimed display of a proteinaceous binding domain. The decision of the Technical Board is final and cannot be appealed.

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

Item 2 -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and elsewhere in this report contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks and uncertainties include those described under “Important Factors That May Affect Future Operations and Results” below.

OVERVIEW

We are a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutic antibodies, small proteins and peptides.  We have two product candidates in clinical trials, DX-890 and DX-88, and have collaborative agreements for the development of both of these product candidates.  Our collaborator for DX-890 has completed a Phase IIa trial in adult patients with cystic fibrosis and has initiated a second Phase IIa trial in children with cystic fibrosis.  We are currently conducting two Phase II trials of DX-88 for the treatment of patients with hereditary angioedema (HAE): one is being conducted in Europe and the other is being conducted in the U.S. with the intent to add international sites.  We are also conducting a Phase I/II study of DX-88 in cardiopulmonary bypass in the U.S.

We use our proprietary, patented method, known as phage display, to identify a broad range of compounds with the potential for the treatment of various conditions and diseases.  We are using phage display technology to build a broad portfolio of product candidates that we plan to develop and commercialize on our own or with others.  On behalf of collaborators, we also use phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals.  We are further leveraging our phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties.  We, through our Biotage subsidiary, develop, manufacture and sell chromatography separations systems and products and are a leading supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research, clinical development and commercial use.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues for the three month period ended September 30, 2002 (the 2002 Quarter) were $10.5 million, compared with $9.0 million for the three month period ended September 30, 2001 (the 2001 Quarter), an increase of $1.5 million or 16%. Product revenues and product development and license fee revenues accounted for 57% and 43%, respectively, of our total revenues in the 2002 Quarter, as compared with 53% and 47% in the 2001 Quarter. Product sales increased to $6.1 million in the 2002 Quarter from $4.8 million in the 2001 Quarter, an increase of $1.3 million or 26%. The increase in product sales was primarily due to continued market acceptance of Biotage’s recently introduced Horizon™ line of products as well as increased penetration of Biotage products in the international marketplace.

Product development and license fee revenues increased to $4.5 million for the 2002 Quarter from $4.2 million for the 2001 Quarter, an increase of $237,000 million or 6%.  This increase was primarily due to higher revenue from Debiopharm S.A. in the form of reimbursement of our costs of drug manufacture under our DX-890 collaboration, and higher revenue under funded research agreements.  These increases were partly offset by lower license fee revenue, as product development and license fee revenues for the 2001 Quarter included a one-time $1.5 million fully paid-up license.

Cost of products sold for the 2002 Quarter was $2.6 million compared to $2.3 million for the 2001 Quarter, an increase of $253,000 or 11%.  The gross margin on product revenues for the 2002 Quarter was 58% compared to 52% for the 2001 Quarter.

This was primarily due to a favorable product mix in the 2002 Quarter compared with the 2001 Quarter, operating efficiencies and spreading relatively fixed manufacturing overhead costs over an increased revenue base.

Research and development expenses for the 2002 Quarter were $8.2 million, compared with $4.7 million for the 2001 Quarter, an increase of $3.5 million or 74%.  The increase resulted primarily from higher external manufacturing and development costs associated with our DX-890 and DX-88 product candidates, higher facility and depreciation costs related to our new premises in Cambridge, and severance costs associated with a September 2002 staff reduction.

Selling, general and administrative expenses decreased to $5.4 million for the 2002 Quarter compared to $6.5 million for the 2001 Quarter, a decrease of $1.1 million or 17%. The decrease was primarily due to lower costs in outside patent and other legal counsel.

In September 2002, we refocused the operations of our Biopharmaceuticals segment to reduce future cash expenditures.  In particular, we reduced the scope of our early discovery research programs in the area of small protein and peptide discovery to focus early stage discovery efforts on monoclonal antibodies.  In conjunction with this refocusing, we terminated the employment of 21 people in the areas of research and development, and selling, general and administrative.  The staff reduction resulted in a one-time charge of approximately $660,000 for severance and related costs.  Of this amount, $550,000 was included in research and development expenses and $110,000 was included in selling, general and administrative expenses for the 2002 Quarter.  As of September 30, 2002, $486,000 of accrued severance and related costs is included in accounts payable and accrued expenses on the balance sheet.  Such accrued severance and related costs will be paid through March 2003.

Other expense/income was a net expense of $83,000 for the 2002 Quarter compared to income of $480,000 for the 2001 Quarter.  Interest income decreased due to lower cash and cash equivalent balances and lower interest rates.  Interest expense increased due to additional long-term debt obligations.

Our net loss for the 2002 Quarter was $5.7 million compared to $4.0 million for the 2001 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues for the nine month period ended September 30, 2002 (the 2002 Period) were $30.0 million, compared with $24.3 million for the nine month period ended September 30, 2001 (the 2001 Period), an increase of $5.7 million or 24%. Product revenues and product development and license fee revenues accounted for 56% and 44%, respectively, of our total revenues in the 2002 Period, as compared with 55% and 45% in the 2001 Period. Product sales increased to $16.9 million in the 2002 Period from $13.3 million in the 2001 Period, an increase of $3.6 million or 27%. The increase in product sales was primarily due to continued market acceptance of Biotage’s recently introduced Horizon™ line of products, as well as increased penetration of Biotage products in the international marketplace, increased unit sales in Biotage’s drug discovery purification consumables business, and increased shipments of large production scale equipment.

Product development and license fee revenues increased to $13.2 million for the 2002 Period from $11.1 million for the 2001 Period, an increase of $2.1 million or 19%.  This increase was primarily due to higher revenue from Debiopharm S.A. in the form of reimbursements of our costs of drug manufacture under our DX-890 collaboration, and higher revenue under funded research collaborations.

Deferred revenue as of September 30, 2002 decreased by $1.6 million from December 31, 2001.  This decrease was primarily due to revenue recognized on research collaborations and patent and other license fee agreements partly offset by cash received under funded research agreements.  Deferred revenue is recognized as revenue over future periods and in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Cost of products sold for the 2002 Period was $7.3 million compared to $6.2 million for the 2001 Period, an increase of $1.2 million or 19%. The gross margin on product revenues for the 2002 Period was 57% compared to 54% for the 2001 Period.  This was mainly due to a favorable product mix in the 2002 Period compared with the 2001 Period, operating efficiencies and spreading relatively fixed manufacturing overhead costs over an increased revenue base.

Research and development expenses for the 2002 Period were $23.9 million, compared with $14.1 million for the 2001 Period, an increase of $9.8 million or 70%.  The increase resulted primarily from higher external manufacturing and development costs associated with our DX-890 and DX-88 product candidates, higher facility and depreciation costs related to our new premises in Cambridge and a higher average research and development headcount for the 2002 period.

Selling, general and administrative expenses increased to $19.1 million for the 2002 Period compared to $17.3 million for the 2001 Period, an increase of $1.8 million or 11%. The increase was primarily due to higher costs in the following areas: professional fees related to intellectual property (principally incurred in the first six months of 2002), sales and marketing expenses as we expand our chromatography product sales capabilities and facility costs related to our new premises in Cambridge.

Other expense/income was a net expense of $165,000 for the 2002 Period compared to income of $2.0 million for the 2001 Period.  Interest income decreased due to lower cash and cash equivalent balances and lower interest rates.  Interest expense increased due to additional long-term debt obligations.

Our net loss for the 2002 Period was $20.4 million compared to $11.2 million for the 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2002, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $132.4 million, including net proceeds of $62.4 million from our August 2000 initial public offering.  We have also generated funds from product sales, product development, license fee revenues, interest income, long-term debt obligations and other sources.  As of September 30, 2002, we had cash and cash equivalents of approximately $34.2 million, a decrease of approximately $16.9 million from December 31, 2001.  We primarily invest excess cash in U.S. Treasury obligations.

Our operating activities used cash of $18.2 million and $9.7 million for the 2002 and 2001 Periods, respectively. The use of cash in both periods resulted primarily from losses from operations and changes in our working capital accounts, net of depreciation, amortization, provision for doubtful accounts, inventory valuation adjustments, loss on disposal of fixed assets and noncash compensation expense.

Our investing activities used cash of $11.0 million and $4.4 million for the 2002 and 2001 Periods, respectively.  Our investing activities consisted primarily of purchases of fixed assets funded primarily through long-term obligations.

 Our financing activities provided cash of $12.3 million for the 2002 Period and used $4.2 million of cash during the 2001 Period.  Our financing activities for the 2002 Period consisted primarily of borrowings under long-term obligations, proceeds from landlord’s financing of leasehold improvements, the exercise of stock options and the sale of common stock under our employee stock purchase plan.  These proceeds were partly offset by an increase in restricted cash to secure our long-term obligations and repayments of long-term obligations.  Our financing activities for the 2001 Period consisted primarily of an increase in restricted cash to secure the lease of our Cambridge premises.

In the second quarter of 2002, we completed a build-out of our new Cambridge, Massachusetts premises.  The cost of the build-out was $10.1 million.  We funded this project with $4.8 million in proceeds from our landlord ($2.4 million in loans, $2.4 million in cost reimbursement), $2.8 million in loans from a commercial lender and $2.5 million of internal funds.  As of September 30, 2002, accrued building improvement costs totaled approximately $338,000 and were included in accounts payable and accrued expenses on the balance sheet.

We have financed fixed asset purchases through capital leases and debt.  Capital lease obligations are collateralized by the assets under lease.  Certain debt obligations are collateralized by a stand-by letter of credit for the amount financed.  If at the end of any quarter our unrestricted cash is less than the greater of $25.0 million or annualized cash needs, we must provide to the lender an irrevocable letter of credit in an amount equal to the amount financed by that lender, which was $2.3 million at September 30, 2002.  Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four.

On May 31, 2002, we and Genzyme Corporation amended our collaboration agreement for the development and commercialization of DX-88 (the Amended Collaboration Agreement).  Under the Amended Collaboration Agreement, we are responsible for funding the development of DX-88 for the treatment of HAE until the later of incurring $8.0 million of development costs or completion of the first Phase II clinical trial for HAE (the Initial Program).  Genzyme has an option to acquire a 50% interest in the DX-88 program upon our completion of the Initial Program, and will have a period of 60 days after review of the data to exercise its option.  If Genzyme exercises its option, it will be responsible for 50% of the development costs incurred subsequent to completion of the Initial Program.  Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will be obligated to pay us one-half of the development costs in excess of $6.0 million that were incurred by us through completion of the Initial Program.  As of September 30, 2002, we had incurred approximately $10.1 million of costs under this program.  Under the Amended Collaboration Agreement, we have an option until March 31, 2003 to purchase Genzyme’s interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery.  We also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan us up to $7.0 million and we pledged certain tangible and intangible personal property of or arising out of the DX-88 program.  The security agreement provides for additional collateral should we, under the Amended Collaboration Agreement, exercise our option to purchase Genzyme’s interest in the application of DX-88 in cardiopulmonary bypass and other surgery, or should we fail to meet certain financial covenants.  The financial covenants state that we must maintain at least $20.0 million in cash or cash equivalents based on our quarterly consolidated financial statements and that we maintain at least one continued listing standard for the Nasdaq National Market.

As of September 30, 2002, we had received $5.5 million under this Genzyme note, which is included in long-term obligations on our balance sheet.  We anticipate receiving the remaining $1.5 million in the fourth quarter of 2002.  The loan bears interest at the prime rate plus two percent, 6.75% at September 30, 2002.  Interest is payable quarterly.  The principal and all unpaid interest are due on the maturity date of May 31, 2005.  We may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of the initial maturity date.

OUTLOOK

For the year ending December 31, 2002, we anticipate that total revenues should be approximately $38 million to $40 million.  We expect cost of products sold as a percentage of product revenues to be consistent with those in the first nine months of 2002.

Research and development expenses are expected to be approximately $34 million to $39 million for the year ending December 31, 2002, an increase of approximately 75% to 100% from the year ended December 31, 2001, primarily due to continued progress of our clinical trials, expanded development of our preclinical pipeline and facility costs associated with our Cambridge premises.  Selling, general and administrative expenses are expected to be approximately $24 million to $27 million for the year ending December 31, 2002.

We expect to spend approximately $500,000 on fixed asset purchases during the remaining three months of 2002.

We expect net cash outflows to be approximately $20 million to $25 million for the year ending December 31, 2002.  We believe that existing cash and cash equivalents plus anticipated cash flow from product sales, licenses and collaborations will be sufficient to support our current operating plans through 2004.  However, the timing and amount of anticipated cash flow from product sales, licenses and collaborations are uncertain and are subject to substantial risk.  Consequently, we may have to raise additional cash during the period through 2004 to fund our operations and we may raise such capital through the sale of equity or through debt financing.  The sale of equity or issuance of debt may result in dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all.  In such an event, we will also have to consider other alternatives, including reducing the scope of our planned activities, which could negatively impact our business.

CRITICAL ACCOUNTING POLICIES

In our Form 10-K for the year ended December 31, 2001, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to inventories, allowance for doubtful accounts, valuation of long-lived and intangible assets, revenue recognition and litigation claims. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter and nine months ended September 30, 2002. We did not make any changes in those policies during the nine months ended September 30, 2002, except for the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “should,” “opportunity,” “future,” “project,” and similar expressions.

The forward-looking statements include statements about our:

•                  clinical trials;

•                  results of operations;

•                  research and development programs;

•                  liquidity; and

•                  collaborations.

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

The following factors, among others, create risks and uncertainties that could affect our future or other performance:

•                  our history of operating losses and our expectation that we will incur significant additional operating losses;

•                  any inability to raise the capital that we will need to sustain our operations;

•                  any inability to successfully and expeditiously complete the rigorous clinical trials and regulatory approvals that any biopharmaceutical that we develop must undergo, which could substantially delay or prevent their development or marketing;

•                  our dependence on third parties to manufacture biopharmaceuticals, which may adversely affect our ability to commercialize any biopharmaceuticals we may develop;

•                  our lack of experience in conducting clinical trials, regulatory processes, and conducting sales and marketing activities, any or all of which may adversely impact our ability to commercialize any biopharmaceuticals we may develop;

•                  our dependence on the expertise, effort, priorities and contractual obligations of our collaborators, any changes in our collaborators’ business direction or priorities or defaults in their obligations may have an adverse impact on our research revenues and ultimately our license revenues and expenses;

•                  any failure by us or our collaborators to gain market acceptance of our biopharmaceuticals;

•                  competition and technological change that may make our potential products and technologies less attractive or obsolete;

•                  any inability to obtain and maintain intellectual property protection for our products and technologies;

•                  time consuming and expensive proceedings to obtain, enforce or defend patents and to defend against charges of infringement that may result in unfavorable outcomes and could limit our patent rights and our activities;

•                  significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue to fluctuate in the future;

•                  any loss or inability to hire and retain qualified personnel;

•                  difficulties in managing our growth;

•                  our dependence on one supplier for a key component in our separations products;

•                  risks associated with international sales and operations and collaborations;

•                  failure to acquire technology and integrate complementary businesses;

•                  our common stock may continue to have a volatile public trading price and low trading volume; and

•                  anti-takeover provisions in our governing documents and under Delaware law and our shareholder rights plan that may make an acquisition of us more difficult.

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 entitled, “Important Factors Affecting Future Operations and Results” filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk with respect to our cash and cash equivalents and our variable rate long-term obligations.

As of September 30, 2002, we had cash and cash equivalents of $34.2 million consisting of cash and highly liquid, short-term investments, primarily U.S. Treasury funds.  The value of our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial.  We currently do not hedge interest rate exposure. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.  We believe that we are subject to limited credit risk.

As of September 30, 2002, we had $19.0 million outstanding under long-term obligations.  Interest rates on $10.7 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest rates on the remaining $8.3 million are variable as follows:  i) Interest on the $5.5 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 1% increase in the prime rate will result in an additional $55,000 in annual interest expense.  ii) Interest on Biotage’s $2.8 million Charlottesville facility loan is fixed over the next five years and therefore would not be subject to interest rate fluctuations over that period.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements, product sales, and a research subsidiary located outside the U.S. Transactions under certain of these agreements and by our research subsidiary are conducted in local foreign currency.  If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 4 - CONTROLS AND PROCEDURES

(a)              - Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)             - Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Information regarding the July 2002 decision of the Technical Board of Appeals of the European Patent Office to affirm the April 2000 revocation of the Company’s European patent on phage display, which was disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, is incorporated herein by reference.

Item 2 - Use of Proceeds from Registered Securities

On August 18, 2000, we sold 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise by the underwriters of their over allotment option) at a price of $15.00 per share in our initial public offering and received proceeds of approximately $62.4 million, net of underwriter commissions.  From August 18, 2000 through September 30, 2002, we used approximately $34.6 million to fund operating activities and $22.3 million for the purchase of fixed assets.  The remaining proceeds were held in cash and cash equivalents at September 30, 2002.

Item 6 - Exhibits and Reports on Form 8-K

(a)   - Exhibits

See the Exhibit Index immediately following the signature page to this report, which Exhibit Index is incorporated herein by reference.

(b)   - Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 2, 2002 regarding the decision by the Technical Board of Appeals of the European Patent Office to affirm the April 2000 revocation of Dyax Corp.’s European patent on phage display.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: November 14, 2002
/s/ STEPHEN S. GALLIKER
Executive Vice President, Finance and Administration, and Chief Financial Officer

DYAX CORP.

CERTIFICATIONS

I, Henry E. Blair, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Dyax Corp.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ HENRY E. BLAIR
Chief Executive Officer

I, Stephen S. Galliker, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Dyax Corp.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ STEPHEN S. GALLIKER
Chief Financial Officer

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference.

3.2

Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference.

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) and incorporated herein by reference.

3.4

Certificate of Correction to the Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.4 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A (File No. 000-24537) and incorporated herein by reference.