Form 10-Q
period 2003-03-31
DYAX CORP
filed 2003-05-07
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

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

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of May 1, 2003: 24,475,658.

DYAX CORP.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DYAX CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$30,996,000	$28,199,000
Accounts receivable, net of allowances for doubtful accounts of $249,000 and $256,000 at March 31, 2003 and December 31, 2002, respectively	6,173,000	6,829,000
Inventories	3,211,000	3,389,000
Current portion of notes receivable, employees	1,278,000	1,353,000
Other current assets	2,214,000	2,018,000

Total current assets	43,872,000	41,788,000
Fixed assets, net of accumulated depreciation of $8,262,000 and $7,150,000 at March 31, 2003 and December 31, 2002, respectively	21,765,000	22,455,000
Notes receivable, employees	—	20,000
Goodwill, net	111,000	111,000
Other intangibles, net	3,546,000	3,638,000
Restricted cash	5,920,000	5,635,000
Other assets	263,000	259,000

Total assets	$75,477,000	$73,906,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,896,000	$12,979,000
Current portion of deferred revenue	7,151,000	7,565,000
Current portion of long-term obligations	3,820,000	3,552,000

Total current liabilities	23,867,000	24,096,000
Deferred revenue	223,000	233,000
Long-term obligations	17,506,000	17,946,000
Other long-term liabilities	946,000	788,000

Total liabilities	42,542,000	43,063,000

Commitments and Contingencies (Notes 11,12 and 13)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized at March 31, 2003 and December 31, 2002; 24,473,046 and 19,705,040 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	245,000	197,000
Additional paid-in capital	149,884,000	141,637,000
Accumulated deficit	(117,206,000)	(110,827,000)
Deferred compensation	(492,000)	(668,000)
Accumulated other comprehensive income	504,000	504,000

Total stockholders’ equity	32,935,000	30,843,000

Total liabilities and stockholders’ equity	$75,477,000	$73,906,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenues:
Separations product revenues	$5,419,000	$4,982,000
Biopharmaceutical product development and license fee revenues	3,856,000	3,904,000
Total revenues	9,275,000	8,886,000

Costs and expenses:
Cost of products sold	2,445,000	2,172,000

Research and development:
Research and development	7,422,000	7,467,000
Other non-cash compensation	46,000	123,000

Selling, general and administrative:
Selling, general and administrative	5,325,000	5,995,000
Other non-cash compensation	94,000	156,000

Total costs and expenses	15,332,000	15,913,000

Loss from operations	(6,057,000)	(7,027,000)

Other (expense) income:
Interest income	102,000	173,000
Interest expense	(424,000)	(210,000)
Total other (expense) income	(322,000)	(37,000)

Net loss	(6,379,000)	(7,064,000)

Other comprehensive loss:
Foreign currency translation adjustments	—	(149,000)
Comprehensive loss	$(6,379,000)	$(7,213,000)

Basic and diluted net loss per share	$(0.31)	$(0.36)
Shares used in computing basic and diluted net loss per share	20,378,534	19,560,357

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,379,000)	$(7,064,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,063,000	579,000
Amortization of other intangibles	144,000	5,000
Provision for doubtful accounts	(7,000)	—
Loss on the disposal of fixed assets	43,000	—
Compensation expenses associated with stock options	140,000	279,000
Changes in operating assets and liabilities:
Accounts receivable	656,000	124,000
Inventories	174,000	(372,000)
Other assets	(197,000)	93,000
Accounts payable and accrued expenses	(99,000)	1,461,000
Deferred revenue	(423,000)	334,000
Other long-term liabilities	145,000	—

Net cash used in operating activities	(4,740,000)	(4,561,000)

Cash flows from investing activities:
Increase in capitalized software development costs	(52,000)	—
Purchase of fixed assets	(306,000)	(5,308,000)
Notes receivable, employees	95,000	20,000

Net cash used in investing activities	(263,000)	(5,288,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	71,000	427,000
Net proceeds from registered directed offering	8,261,000	—
Proceeds from landlord for leasehold improvements	—	2,352,000
Proceeds from long-term obligations	703,000	1,212,000
Repayment of long-term obligations	(980,000)	(562,000)
Increase in restricted cash	(270,000)	—

Net cash provided by financing activities	7,785,000	3,429,000
Effect of foreign currency translation on cash balances	15,000	(339,000)

Net increase (decrease) in cash and cash equivalents	2,797,000	(6,759,000)
Cash and cash equivalents at beginning of the period	28,199,000	51,034,000

Cash and cash equivalents at end of the period	$30,996,000	$44,275,000

Supplemental disclosure of cash flow information:
Interest paid	$455,000	$210,000
Income taxes paid	$—	$—
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$58,000	$1,121,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL

STATEMENTS.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutics for oncology and inflammatory conditions. The Company has two product candidates in clinical trials, DX-88 and DX-890, and has collaborative agreements for the development of both of these product candidates. The Company is currently conducting a phase II 48-patient double-blind placebo-controlled trial of DX-88 for the treatment of patients with hereditary angioedema in the United States of America (U.S.) with the intent to add international sites. During the quarter ended March 31, 2003, the Company completed a phase II nine-patient open-label European study in hereditary and acquired angioedema and was granted orphan drug designation for the angioedema indication in both the U.S. and in Europe. The Company is also conducting a phase I/II study of DX-88 in cardiopulmonary bypass in the U.S. The Company’s collaborator for DX-890 has completed a phase IIa trial in adult patients with cystic fibrosis and has initiated a second phase IIa trial in children with cystic fibrosis.

The Company uses its proprietary, patented technology, known as phage display, to identify human monoclonal antibodies, small proteins and peptides as potential therapeutics for the treatment of various conditions and diseases.  The Company is using phage display technology to build a broad portfolio of product candidates that it plans to develop and commercialize on its own or with others.  On behalf of collaborators, the Company also uses phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals.  The Company is further leveraging its phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair presentation of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.             PRODUCT WARRANTY

The Company provides separations product customers with a twelve-month warranty for performance in all material respects in accordance with its standard published specifications on its chromatography separations systems from the date of shipment. Estimated warranty obligations based on prior claim history, are included in the results of operations as cost of products sold and are evaluated and provided for at the time of sale.

Accrued warranty cost activity during the three months ended March 31, 2003 consists of the following:

Balance at December 31, 2002	$316,000
Accruals of warranties issued during the period	60,000
Settlements made during the period	(60,000)

Balance at March 31, 2003	$316,000

3.             STOCKHOLDERS’ EQUITY

Stock Options:  The Company’s 1995 Equity Incentive Plan is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Company accounts for the plan using the intrinsic value method prescribed under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002

Net loss as reported	$(6,379,000)	$(7,064,000)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,124,000)	(2,010,000)
Pro forma net loss	$(8,503,000)	$(9,074,000)

Non-cash stock-based employee compensation included in net loss as reported	$140,000	$279,000
Basic and diluted net loss per share as reported	$(.31)	$(.36)
Pro forma basic and diluted net loss per share	$(.42)	$(.46)

The fair value of each stock option granted is estimated on the grant date using the minimum value method with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2002

Expected option term	6.0	6.0
Risk-free interest rate	3.34%	4.88%
Expected dividend yield	None	None
Volatility factor	160%	108%

4.             INVENTORY

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$2,578,000	$2,410,000
Work in process	224,000	355,000
Finished products	409,000	624,000
	$3,211,000	$3,389,000

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2003	December 31, 2002

Accounts payable	$5,007,000	$3,429,000
Accrued employee compensation and related taxes	2,116,000	2,928,000
Accrued external research and development and contract manufacturing	2,553,000	2,398,000
Licensed patent technology payable	1,500,000	2,000,000
Other accrued liabilities	1,720,000	2,224,000
	$12,896,000	$12,979,000

6.             NET LOSS PER SHARE

Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”.  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 4,193,390 and 3,498,670 were outstanding at March 31, 2003 and 2002, respectively.

7.             COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) is calculated as follows:

	Three Months Ended March 31,
	2003	2002
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment:
Balance at beginning of period	$504,000	$94,000
Change during period	—	(149,000)
Balance at end of period	$504,000	$(55,000)

8.             BUSINESS SEGMENTS

The Company discloses business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Segment data does not include allocations of corporate administrative costs to each operating segment.  The Company evaluates the performance of its segments and allocates resources to them based on losses before corporate administrative costs, interest and taxes.

The Company has two reportable segments: (i) Separations and (ii) Biopharmaceutical.  The Separations segment, which is conducted through our wholly owned subsidiary, Biotage, Inc., develops, manufactures and sells chromatography separations systems.  The Biopharmaceutical segment is principally focused on the discovery, development and commercialization of therapeutic products.  It also licenses its proprietary technology to third parties and licenses affinity ligands developed using the Company’s phage display technology to third parties for separations and other applications.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technologies and marketing strategies.

The following table presents certain segment financial information and the reconciliation of segment loss from operations to consolidated totals.

	Separations	Biopharmaceutical	Total
THREE MONTHS ENDED MARCH 31, 2003

Revenues from external customers and collaborators	$5,419,000	$3,856,000	$9,275,000
Segment loss from operations	$(516,000)	$(3,951,000)	$(4,467,000)
Segment assets	$21,743,000	$17,101,000	$38,844,000

THREE MONTHS ENDED MARCH 31, 2002

Revenues from external customers and collaborators	$4,982,000	$3,904,000	$8,886,000
Segment loss from operations	$(358,000)	$(4,636,000)	$(4,994,000)
Segment assets	$16,946,000	$8,011,000	$24,957,000

	Three Months Ended March 31,
	2003	2002
RECONCILIATIONS:
Loss from operations:
Loss from operations from reportable segments	$(4,467,000)	$(4,994,000)
Unallocated amounts:
Corporate expenses	(1,590,000)	(2,033,000)
Other (expense) income, net	(322,000)	(37,000)
Consolidated net loss	$(6,379,000)	$(7,064,000)

9.             GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.  Pursuant to SFAS 142, the Company ceased amortizing goodwill on January 1, 2002 and completed a test for goodwill impairment during July 2002.  No impairment charge was required.  Intangible assets other than goodwill continue to be amortized on a straight-line basis over their remaining estimated useful lives. Capitalized license rights are amortized using a systematic method over their useful lives.  Useful lives are based on management’s estimate of the period that the capitalized license will generate revenues directly or indirectly, currently seven years.  Capitalized software development costs are amortized over the estimated useful lives of the related software products, currently three to five years.  Patents are amortized over a period of fifteen years.  The covenant not to compete is amortized over a period of five years.  The remaining goodwill balance of $111,000 as of March 31, 2003 has been allocated to the Company’s Separations business segment.

Goodwill and other intangible assets consist of the following:

	March 31, 2003			December 31, 2002
	Weighted -Average Life- Years	Gross Carrying Amount	Accumulated Amortization	Weighted -Average Life- Years	Gross Carrying Amount	Accumulated Amortization
Licensed patent technology	7	$3,500,000	$208,000	7	$3,500,000	$83,000
Goodwill	—	2,452,000	2,341,000	—	2,452,000	2,341,000
Capitalized software development costs	5	334,000	99,000	5	282,000	85,000
Patent	15	100,000	85,000	15	100,000	83,000
Covenant not to compete	5	75,000	71,000	5	75,000	68,000
		$6,461,000	$2,804,000		$6,409,000	$2,660,000

Estimated five year future amortization expense for other intangible assets as of December 31, 2002 are as follows:

2003	$574,000
2004	568,000
2005	550,000
2006	518,000
2007	511,000

10.           COMMITMENTS AND CONTINGENCIES

On March 28, 2003, the Company’s Biotage subsidiary entered into a master capital lease for the purchase of qualified fixed assets. During the three months ended March 31, 2003, Biotage sold to and leased back from the lender a total of $143,000 of laboratory equipment. Interest pursuant to this capital lease is 9.90%. Principal and interest payments are payable monthly over 36 months. No gain or loss was recorded as part of this transaction. The Company was required to provide cash collateral in the amount of $500,000, of which $162,000 is included in restricted cash on the Company’s balance sheet. As of March 31, 2003, there was $139,000 in obligations under capital lease arrangements outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

In connection with the construction of Biotage’s facility in Charlottesville, Virginia, Biotage executed a loan agreement for approximately $4.3 million from a commercial bank.  Construction was completed during the forth quarter of 2002.  The note will be converted to a term loan in August 2003 and will be repaid over 20 years with interest at a rate fixed for five-year periods based on the five-year U.S. Treasury note rate in effect plus 1.58%.  Interest is fixed at 5.83% for the first five years and will be adjusted once every five years thereafter, but may be adjusted earlier if Biotage fails to maintain an average non-interest bearing compensating balance of $750,000 at the lending bank, which is included in cash and cash equivalents on the Company’s balance sheet.  As of March 31, 2003, there was $4.3 million outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

On August 29, 2002, the Company’s Biotage subsidiary signed a $400,000 promissory note with a commercial bank to fund the purchase of furniture and fixtures.  The note is payable ratably over 60 months, beginning October 1, 2002, and carries an interest rate of 7.0%.  Under the terms of the note, Biotage has assigned $400,000 to the bank as collateral, which is included in restricted cash on the Company’s balance sheet.  As of March 31, 2003, there was $366,000 outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

On May 31, 2002, the Company and Genzyme Corporation amended and restated their collaboration agreement for the development of DX-88 (the Amended Collaboration Agreement).  The Company and Genzyme also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan the Company up to $7.0 million and the Company pledged a percentage interest in its wholly owned subsidiary, Biotage.  The security agreement provides for the Company to pledge a higher percentage interest in Biotage should the Company, under the Amended Collaboration Agreement, fail to meet certain financial covenants.  The financial covenants state that the Company must maintain at least $20.0 million in cash or cash equivalents based on the Company’s quarterly consolidated financial statements and that the Company maintains at least one continued listing standard for the Nasdaq National Market.

As of October 18, 2002, the Company had received the $7.0 million under this Genzyme note.  The note bears interest at the prime rate (4.25% at March 31, 2003) plus 2%.  Interest is payable quarterly.  The principal and all unpaid interest will be due on the maturity date of May 31, 2005.  The Company may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of the initial maturity date.  As of March 31, 2003, there was $7.0 million outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets. During the year ended December 31, 2002, Dyax S.A. sold to and leased back from the lender a total of $1.7 million of laboratory and office equipment. Interest pursuant to this capital lease ranges between 4.55% and 5.60%. Principal and interest are payable quarterly over 60 months.  No gain or loss was recorded as part of these transactions. Dyax S.A. was required to provide cash collateral in the amount of $539,000, which is included in restricted cash on the Company’s balance sheet. As of March 31, 2003, there was $1.4 million in obligations under capital lease arrangements outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements.  Interest pursuant to this agreement ranges between 10.01% and 10.33%.  Principal and interest are payable ratably over 36 or 42 months. Capital lease obligations are collateralized by the assets under lease.  Other debt obligations are collateralized by a stand-by letter of credit for the amount financed.  If at the end of any fiscal quarter the Company’s unrestricted cash is less than the greater of $25.0 million or the Company’s annualized cash needs, the Company must provide an irrevocable letter of credit in the amount equal to the amount of debt financed, which was $1.8 million at March 31, 2003.  Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four.  The lender has no obligation to fund any further amounts.  During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company sold to and leased back from the lender $170,000 and $2.0 million, respectively, of leasehold improvements, laboratory, production and office equipment.  No gain or loss was recorded as part of these transactions. As of March 31, 2003, there was $3.0 million outstanding related to capital leases and $1.8 million outstanding related to the leasehold improvements debt agreement, totaling $4.8 million outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 1997, the Company signed a capital lease agreement for the purchase of qualified fixed assets from a lender for a total of $2.9 million of laboratory and office equipment.  Interest pursuant to this agreement ranges between 10.42% and 14.02%.  Principal and interest are payable ratably over 60 months. The capital lease obligations are collateralized by the assets under the lease. As of March 31, 2003, there was $877,000 outstanding under the agreement, which is included in long-term obligations on the Company’s balance sheet.

The Company also has a capital lease for equipment in The Netherlands, the former site of its European research facility. In 2000, the Company sold to the lessor and leased back $297,000 of laboratory equipment under this facility. Interest pursuant to this agreement is at 5.60%. Principal and interest is payable monthly over 60 months.  No gain or loss was recorded as part of this transaction.  As of March 31, 2003, there was $134,000 outstanding under the capital lease, which is included in long-term obligations on the Company’s balance sheet.

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts.  The lease commenced in the first quarter of 2002 and has an initial term of ten years, expiring February 2012.  The Company was required to provide a cash-collateralized letter of credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term.  The cash collateral is included in restricted cash on the Company’s balance sheet.  Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million during 2002 to be used towards the cost of leasehold improvements, the outstanding balance of $2.3 million is included in long-term obligations on the Company’s balance sheet as of March 31, 2003.  The loan bears interest at a rate of 12.00% and is payable in 107 remaining equal monthly installments through February 2012.  Under the terms of the lease agreement, the Company is obligated to lease an additional 24,122 square feet of space on November 1, 2007 and has the option to extend the entire lease for two additional five-year terms.

The Company had operating leases covering 25,000 square feet of manufacturing, office and storage space in Charlottesville, Virginia.  The leases for the Charlottesville facility expired during January 2003. The Company leases approximately 4,000 square feet of office space in the United Kingdom under an operating lease that permits the Company to renew after each five-year period over a twenty five year period; however, should the Company elect not to renew at the end of a five year period, there is a termination fee equal to one year’s rent. The Company maintains approximately 1,500 square feet of office space in Japan under an operating lease, which expires in January 2005. The Company maintains approximately 10,000 square feet of laboratory and office space in Belgium under an operating lease, which expires in December 2004.  The Belgium lease has three additional one-year term extension options. Additionally, the Company has operating leases for automobiles and equipment expiring in July 2003 through November 2005.

Rent expense for the three months ended March 31, 2003 and 2002 was approximately $903,000 and $997,000, respectively.  Rent expense for the three months ended March 31, 2003 and 2002 was net of sublease payments of $346,000 and $0, respectively.

11.           COLLABORATIVE AGREEMENT

On May 31, 2002, the Company and Genzyme Corporation amended their collaboration agreement for the development and commercialization of DX-88.  Under the Amended Collaboration Agreement, the Company had an option until March 31, 2003 to purchase Genzyme’s interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery. The Company exercised its option to purchase Genzyme’s interest in the cardiopulmonary bypass and other surgery indication in the first quarter of 2003, which requires the Company to pay $1.0 million to Genzyme in the second quarter of 2003. Upon exercise, the security agreement provided that Genzyme release its security interest in the portion of the DX-88 program relating to the cardiopulmonary bypass and other surgery indication and that the Company pledge a percentage of its interest in its wholly owned subsidiary, Biotage, as additional collateral for the Genzyme loan (see note 11).

On January 6, 2003, the Company and Cambridge Antibody Technology Limited (CAT) amended a licensing agreement between the parties dated December 31, 1997. Under the expanded terms of the amended agreement, CAT granted the Company worldwide licenses for research and certain other purposes for all CAT antibody phage display patents (the “CAT patents”). The Company also received options for licenses to develop therapeutic and diagnostic antibody products under the CAT patents. CAT will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers. CAT will have the option to co-fund and co-develop antibodies developed by the Company and to share the Company’s revenues from certain other applications of antibody phage display technology.  Additionally, CAT is no longer required to pay the Company royalties related to the Company’s Ladner patents on antibody products developed by CAT, except in relationship to Humira™. CAT has options to buy the Company out of any future royalties it may owe on Humira™ under a predetermined schedule. The Companies are currently in dispute regarding these potential royalty payments.

12.           LITIGATION

George Pieczenik and I.C. Technologies America, Inc. sued the Company in 1999 for patent infringement of three United States patents. The complaint was initially filed against the Company in New York, dismissed for lack of jurisdiction and then refiled in the United States District Court in Massachusetts. On February 25, 2003, the District Court granted summary judgment of noninfringement in the Company’s favor with respect to the three asserted patents.  On March 5, 2003, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.

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

OVERVIEW

We are a biopharmaceutical company principally focused on the discovery, development and commercialization of therapeutics for oncology and inflammatory conditions. We have two product candidates in clinical trials, DX-88 and DX-890, and have collaborative agreements for the development of both of these product candidates. We are currently conducting a phase II 48-patient double-blind placebo-controlled trial of DX-88 for the treatment of patients with hereditary angioedema in the United States of America (U.S.) with the intent to add international sites. During the quarter ended March 31, 2003, we completed a phase II nine-patient open-label European study in hereditary and acquired angioedema and were granted orphan drug designation for the angioedema indication in both the U.S. and in Europe. We are also conducting a phase I/II study of DX-88 in cardiopulmonary bypass in the U.S. Our collaborator for DX-890 has completed a phase IIa trial in adult patients with cystic fibrosis and has initiated a second phase IIa trial in children with cystic fibrosis.

We use our proprietary, patented technology, known as phage display, to identify human monoclonal antibodies, small proteins and peptides as potential therapeutics for the treatment of various conditions and diseases. We are using phage display technology to build a broad portfolio of product candidates that we plan to develop and commercialize either ourselves or with others. On behalf of collaborators, we also use phage display technology to identify compounds that can be used in therapeutics, diagnostic imaging, the development of research reagents, and in purifying and manufacturing biopharmaceuticals. We are further leveraging our phage display technology through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties.

We also develop, manufacture and sell chromatography separations systems and products through our Biotage subsidiary. We are a leading developer, manufacturer and supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research and clinical development.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Total revenues for the three month period ended March 31, 2003 (the 2003 Quarter) were $9.3 million, compared with $8.9 million for the three month period ended March 31, 2002 (the 2002 Quarter), an increase of $389,000 or 4%. Separations product revenues and Biopharmaceutical product development and license fee revenues accounted for 58% and 42%, respectively, of our total revenues in the 2003 Quarter, as compared with 56% and 44% in the 2002 Quarter. Separations product sales increased to $5.4 million in the 2003 Quarter from $5.0 million in the 2002 Quarter, an increase of $437,000 million or 9%. The increase in separations product sales was primarily due to increased sales of our discovery consumables as well as increased sales of Kiloprep systems.

Biopharmaceutical product development and license fee revenues were $3.9 million in both the 2003 Quarter and the 2002 Quarter. In the 2003 Quarter, we had higher revenues in our funded research and collaboration efforts in the areas of therapeutics, affinity separations and research reagents. This increase was offset by lower revenue from our DX-890 product collaboration with Debiopharm S.A. in the form of reimbursement of our costs of drug manufacture, which on a quarter to quarter basis may vary substantially due to the timing of production activities.

Cost of products sold for the 2003 Quarter was $2.4 million compared to $2.2 million for the 2002 Quarter, an increase of $273,000 or 13%.  The gross margin on product revenues for the 2003 Quarter was 55% compared to 56% for the 2002 Quarter, primarily reflecting a product mix of more lower margin Kiloprep systems and production cartridge sales during the 2003 Quarter as compared to the product mix for the 2002 Quarter.

Research and development expenses for the 2003 Quarter were $7.5 million, compared with $7.6 million for the 2002 Quarter, a decrease of $122,000 or 2%.  The decrease resulted primarily from lower compound manufacturing expenditures for collaborative arrangements, reduced employee costs and lower non-cash compensation charges. These decreases were partly offset by a $1.0 million charge to acquire additional rights to our DX-88 compound in the cardiopulmonary bypass and other surgery indication from Genzyme, which will be paid in the second quarter of 2003, and costs related to product line development by our Biotage subsidiary.

Selling, general and administrative expenses decreased to $5.4 million for the 2003 Quarter compared to $6.2 million for the 2002 Quarter, a decrease of $732,000 or 12%. The decrease was primarily due to lower costs in outside patent and other legal counsel, lower employee costs, and benefits received from subletting a portion of our Cambridge, MA facility and the occupancy of our Charlottesville, VA facility. These decreases were partly offset by higher depreciation expense, insurance expense and marketing costs at our Biotage subsidiary.

Other expense/income was a net expense of $322,000 for the 2003 Quarter compared to net expense of $37,000 for the 2002 Quarter.  Interest income decreased due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense increased due to additional long-term debt obligations.

Our net loss for the 2003 Quarter was $6.4 million compared to $7.1 million for the 2002 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2003, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $140.7 million, including net proceeds of $62.4 million from our August 2000 initial public offering and net proceeds of $8.3 million from our March 2003 registered directed offering.  We have also generated funds from separations product sales, biopharmaceutical product development revenues, biopharmaceutical license fees, interest income, long-term debt obligations and other sources.  As of March 31, 2003, we had cash and cash equivalents of approximately $31.0 million, an increase of approximately $2.8 million from December 31, 2002.  We primarily invest excess cash in U.S. Treasury obligations and certificates of deposit.

Our operating activities used cash of $4.7 million and $4.6 million for the 2003 and 2002 Quarters, respectively. The use of cash in both quarters resulted primarily from losses from operations and changes in our working capital accounts, net of depreciation, amortization, provision for doubtful accounts, loss on disposal of fixed assets and non-cash compensation expense.

Our investing activities used cash of $263,000 and $5.3 million for the 2003 and 2002 Quarters, respectively.  Our investing activities consisted primarily of purchases of fixed assets. Our reduced investment level during the 2003 Quarter compared to the 2002 Quarter reflects the 2002 completion of our facilities expansion projects.

Our financing activities provided cash of $7.8 million for the 2003 Quarter and $3.4 million of cash during the 2002 Quarter.  Our financing activities for the 2003 Quarter consisted primarily of the $8.3 million net proceeds from the registered directed offering, proceeds from long-term obligations, the exercise of stock options and the sale of common stock under our employee stock purchase plan.  These proceeds were partly offset by repayments of long-term obligations and an increase in restricted cash to secure our long-term obligations.  Our financing activities for the 2002 Quarter consisted primarily of proceeds from our Cambridge landlord for leasehold improvements, borrowings under long-term obligations, the exercise of stock options and the sale of common stock under our employee stock purchase plan.  These proceeds were partly offset by repayments of long-term obligations.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under the leases. Certain debt obligations are collateralized by a stand-by letter of credit for the amount financed.  If at the end of any quarter our unrestricted cash is less than the greater of $25.0 million or annualized cash needs, we must provide to the lender an irrevocable letter of credit in an amount equal to the amount financed by that lender, which was $1.8 million at March 31, 2003.  Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four. We anticipate we will be required to provide this letter of credit during the 3rd quarter of 2003.

OUTLOOK

For the year ended December 31, 2003, we anticipate total revenues will increase by approximately 20% to 30%. Separations product revenues should continue to grow due to our continued strength in the chromatography separations systems market, particularly our cartridge chromatography and Horizon instrumentation product lines. We also expect Biopharmaceutical product development and license revenues to grow based on our expectations regarding additional collaboration opportunities available to us in the therapeutic antibody area, the continued progress in clinical development, and expanded arrangements relating to our DX-88 and DX-890 product candidates.

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

CRITICAL ACCOUNTING POLICIES

In our Form 10-K for the year ended December 31, 2002, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to inventories, allowance for doubtful accounts, valuation of long-lived and intangible assets, revenue recognition and litigation claims. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2003. We did not make any changes in those policies during the three months ended March 31, 2003.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.

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

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 entitled, “Important Factors Affecting Future Operations and Results” filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. Treasury funds and certificates of deposit, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2003, we had cash and cash equivalents of $31.0 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of March 31, 2003, we had $21.3 million outstanding under long-term obligations.  Interest rates on $10.0 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest rates on the remaining $11.3 million are variable as follows:  i) Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 1% increase in the prime rate will result in an additional $70,000 in annual interest expense.  ii) Interest on Biotage’s $4.3 million Charlottesville facility loan is fixed over the next five years and therefore would not be subject to interest rate fluctuations over that period.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements, product sales, sales office subsidiaries and a research subsidiary located outside the United States. Transactions under certain of these agreements and by our subsidiaries are conducted in local foreign currencies.  If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures are effective in timely alerting them to material information required to be disclosed by us in the reports that we file with the SEC.  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds from Registered Securities

On August 18, 2000, we sold 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise by the underwriters of their over allotment option) at a price of $15.00 per share in our initial public offering and received proceeds of approximately $62.4 million, net of underwriter commissions.  From August 18, 2000 through March 31, 2003, we used approximately $44.0 million to fund operating activities and $17.0 million for the purchase of fixed assets.

Item 6 - Exhibits and Reports on Form 8-K

(a)   - Exhibits

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

10.1 †	Amended Agreement between Cambridge Antibody Technology Limited and Dyax Corp. dated January 6, 2003. Filed herewith.

99.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†                                                                 This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

(b)   - Reports on Form 8-K

i.                  We filed a Current Report on Form 8-K on February 19, 2003, regarding our issuance of a press release announcing our financial results for the fourth quarter and year ended December 31, 2002.

ii.               We filed a Current Report on Form 8-K on March 18, 2003, in order to furnish certain exhibits for incorporation by reference into our Registration Statement on Form S-3 that was previously filed with Securities and Exchange Commission (File No. 333-86904).  This Registration Statement was declared effective by the Commission on May 3, 2002. In connection with our sale of 4,721,625 shares of common stock, we filed (i) a Placement Agent Agreement dated March 13, 2003 between Dyax and Pacific Growth Equities, Inc., (ii) a Form of Common Stock Purchase Agreement between Dyax and each of the purchasers named in Schedule I thereto, and (iii) an opinion from Palmer & Dodge LLP relating to the sale and issuance of shares of Dyax common stock sold in the offering.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: May 7, 2003
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

Date: May 7, 2003	/s/ Henry E. Blair
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

Date: May 7, 2003	/s/ Stephen S. Galliker
Chief Financial Officer

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

10.1 †	Amended Agreement between Cambridge Antibody Technology Limited and Dyax Corp. dated January 6, 2003. Filed herewith.

99.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†                                                                  This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.