Form 10-Q/A
period 2003-03-31
DYAX CORP
filed 2003-08-14
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

YES        ☒                           NO         ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). .

YES        ☐                           NO         ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of May 1, 2003: 24,475,658.

EXPLANATORY NOTE

Dyax Corp. (the “Company”) is filing this amendment in response to comments received from the Securities and Exchange Commission regarding the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which was originally filed on May 7, 2003 (the “Quarterly Report”).  This report (i) adds “Item 5. Other Information” to Part II of the Quarterly Report and (ii) re-files Exhibit 10.1 reincorporating certain language that was originally redacted when Exhibit 10.1 was initially filed with the Quarterly Report.  This report continues to speak as of the date of the original filing, and the Company has not updated the disclosure in this report to speak as of a later date. All information contained in this report and the original filing is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 5 – Other Information.

Under its January 3, 2003 Amendment Agreement with Cambridge Antibody Technology Limited, the Company will have to pay, in addition to royalties on any net sales, the following aggregate fees and development milestone payments:  up to $5.4 million for each product license for therapeutic antibodies, and up to $1.4 million for each product license for diagnostic antibody products; provided, however, that for each type of license, there are circumstances in which the aggregate fees and development milestones payable by the Company may be less.

Item 6 – Exhibits and Reports on Form 8-K

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

10.1 †	Amendment Agreement between Cambridge Antibody Technology Limited and Dyax Corp. dated January 3, 2003. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

DYAX CORP.

Date: August 14, 2003
/s/ Stephen S. Galliker
Executive Vice President, Finance and Administration, and Chief Financial and Accounting Officer

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

10.1 †	Amendment Agreement between Cambridge Antibody Technology Limited and Dyax Corp. dated January 3, 2003. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†                                                        This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.