Form 10-Q
period 2003-06-30
DYAX CORP
filed 2003-08-14
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

YES                          ☐                                    NO                              ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of August 11, 2003: 24,550,576.

DYAX CORP.

PART I - FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

DYAX CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$25,564,000	$28,199,000
Accounts receivable, net of allowances for doubtful accounts of $234,000 and $256,000 at June 30, 2003 and December 31, 2002, respectively	7,961,000	6,829,000
Inventories	3,348,000	3,389,000
Current portion of notes receivable, employees	55,000	1,353,000
Other current assets	4,078,000	2,018,000

Total current assets	41,006,000	41,788,000
Fixed assets, net of accumulated depreciation of $9,197,000 and $7,150,000 at June 30, 2003 and December 31, 2002, respectively	21,224,000	22,455,000
Notes receivable, employees	—	20,000
Goodwill, net	111,000	111,000
Other intangibles, net	3,481,000	3,638,000
Restricted cash	5,996,000	5,635,000
Other assets	258,000	259,000

Total assets	$72,076,000	$73,906,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,771,000	$12,979,000
Current portion of deferred revenue	7,990,000	7,565,000
Current portion of long-term obligations	3,651,000	3,552,000

Total current liabilities	26,412,000	24,096,000
Deferred revenue	295,000	233,000
Long-term obligations	17,158,000	17,946,000
Other long-term liabilities	1,209,000	788,000

Total liabilities	45,074,000	43,063,000

Commitments and Contingencies (Notes 11,12 and 13)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized at June, 2003; 24,486,112 and 19,705,040 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	245,000	197,000
Additional paid-in capital	149,899,000	141,637,000
Accumulated deficit	(123,275,000)	(110,827,000)
Deferred compensation	(348,000)	(668,000)
Accumulated other comprehensive income	481,000	504,000

Total stockholders’ equity	27,002,000	30,843,000

Total liabilities and stockholders’ equity	$72,076,000	$73,906,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Separations product revenues	$5,034,000	$5,845,000	$10,453,000	$10,827,000
Biopharmaceutical product development and license fee revenues	3,348,000	4,777,000	7,204,000	8,681,000
Total revenues	8,382,000	10,622,000	17,657,000	19,508,000

Costs and expenses:
Cost of products sold	2,182,000	2,607,000	4,627,000	4,779,000

Research and development:
Research and development	6,737,000	8,006,000	14,157,000	15,473,000
Other non-cash compensation	46,000	133,000	92,000	256,000
Less research and development expenses reimbursed by joint venture	(833,000)	—	(833,000)	—
Net research and development	5,950,000	8,139,000	13,416,000	15,729,000

Selling, general and administrative:
Selling, general and administrative	5,865,000	7,305,000	11,192,000	13,311,000
Other non-cash compensation	94,000	157,000	188,000	313,000
Net selling, general and administrative	5,959,000	7,462,000	11,380,000	13,624,000

Total costs and expenses	14,091,000	18,208,000	29,423,000	34,132,000

Loss from operations	(5,709,000)	(7,586,000)	(11,766,000)	(14,624,000)

Other (expense) income:
Interest income	67,000	148,000	161,000	325,000
Interest expense	(427,000)	(264,000)	(843,000)	(467,000)
Total other (expense) income	(360,000)	(116,000)	(682,000)	(142,000)

Net loss	(6,069,000)	(7,702,000)	(12,448,000)	(14,766,000)

Other comprehensive loss:
Foreign currency translation adjustments	(23,000)	610,000	(23,000)	461,000
Comprehensive loss	$(6,092,000)	$(7,092,000)	$(12,471,000)	$(14,305,000)

Basic and diluted net loss per share	$(0.25)	$(0.39)	$(0.55)	$(0.75)
Shares used in computing basic and diluted net loss per share	24,479,314	19,643,659	22,440,252	19,602,238

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:

Net loss	$(12,448,000)	$(14,766,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	2,114,000	1,604,000
Amortization of other intangibles	282,000	57,000
Provision for doubtful accounts	—	83,000
Loss on the disposal of fixed assets	17,000	—
Compensation expenses associated with stock options	282,000	569,000
Changes in operating assets and liabilities:
Accounts receivable	(1,085,000)	1,246,000
Inventories	50,000	(437,000)
Other assets	(2,001,000)	(749,000)
Accounts payable and accrued expenses	1,721,000	(307,000)
Deferred revenue	485,000	(995,000)
Other long-term liabilities	373,000	—

Net cash used in operating activities	(10,210,000)	(13,695,000)

Cash flows from investing activities:
Increase in capitalized software development costs	(125,000)	—
Purchase of fixed assets	(433,000)	(10,723,000)
Proceeds from sale of assets	45,000	—
Increase in restricted cash	(313,000)	(348,000)
Notes receivable, employees	1,318,000	126,000

Net cash provided by (used in) investing activities	492,000	(10,945,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	87,000	520,000
Net proceeds from registered directed offering	8,261,000	—
Proceeds from landlord for leasehold improvements	—	2,352,000
Proceeds from long-term obligations	703,000	10,754,000
Repayment of long-term obligations	(1,914,000)	(871,000)

Net cash provided by financing activities	7,137,000	12,755,000
Effect of foreign currency translation on cash balances	(54,000)	280,000

Net decrease in cash and cash equivalents	(2,635,000)	(11,605,000)
Cash and cash equivalents at beginning of the period	28,199,000	51,034,000

Cash and cash equivalents at end of the period	$25,564,000	$39,429,000

Supplemental disclosure of cash flow information:
Interest paid	$766,000	$443,000
Income taxes paid	$—	$—
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$379,000	$2,506,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL
STATEMENTS.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company principally focused on the discovery, development and commercialization of antibody, small protein and peptide therapeutic products to be used as anti-inflammatory agents and in oncology. The Company has two product candidates in clinical trials, DX-88 and DX-890, and has collaborative agreements for the development of both of these product candidates. The Company is currently conducting a worldwide phase II 48-patient, double-blind, placebo-controlled trial of DX-88 for the treatment of patients with hereditary angioedema (HAE). During the six months ended June 30, 2003, the Company completed a phase II nine-patient, open-label, European study in hereditary and acquired angioedema and was granted orphan drug designation for DX-88 for the angioedema indication in both the U.S. and in Europe. The Company is also conducting a phase I/II study of DX-88 in cardiopulmonary bypass in the U.S. The Company’s collaborator for DX-890 has completed a phase IIa trial in adult patients with cystic fibrosis and has initiated a second phase IIa trial in children with cystic fibrosis. The Company and its collaborator were granted orphan drug designation in Europe for DX-890 for the cystic fibrosis indication.

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

The Company, through its wholly-owned subsidiary, Biotage, Inc. (Biotage), develops, manufactures and sells chromatography separations systems and products and is a leading supplier of chromatography separations systems that use disposable cartridges to separate and purify pharmaceuticals being produced for research or clinical development.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior periods have been reclassified in the accompanying unaudited consolidated financial statements in order to be consistent with current year classifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Accrued warranty cost activity during the six months ended June 30, 2003 consists of the following:

Six Months Ended June 30, 2003
Balance at December 31, 2002	$316,000
Accruals of warranties issued during the period	147,000
Settlements made during the period	(147,000)
Balance at June 30, 2003	$316,000

3.                             STOCKHOLDERS’ EQUITY

Stock Options:  The Company’s Amended and Restated 1995 Equity Incentive Plan is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Company accounts for the plan using the intrinsic value method prescribed under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(6,069,000)	$(7,702,000)	$(12,448,000)	$(14,766,000)
Non-cash stock-based employee compensation included in net loss as reported	142 ,000	290,000	282,000	569,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,292,000)	(2,329,000)	(4,569,000)	(4,620,000)
Pro forma net loss	$(8,219,000)	$(9,741,000)	$(16,735,000)	$(18,817,000)

Basic and diluted net loss per share as reported	$(0.25)	$(0.39)	$(0.55)	$(0.75)
Pro forma basic and diluted net loss per share	$(0.34)	$(0.50)	$(0.75)	$(0.96)

4.                                       INVENTORY

Inventories consist of the following:

	June 30, 2003	December 31, 2002

Raw materials	$2,742,000	$2,410,000
Work in process	263,000	355,000
Finished products	343,000	624,000
	$3,348,000	$3,389,000

5.                                       NOTES RECEIVABLE, EMPLOYEES

On June 30, 2003, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors paid the Company the remaining balance on his mortgage loan agreement, totaling $1,198,000. At December 31, 2002, the balance outstanding on this note was $1,229,000.

6.                                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2003	December 31, 2002

Accounts payable	$7,643,000	$3,429,000
Accrued employee compensation and related taxes	2,489,000	2,928,000
Accrued external research and development and contract manufacturing	1,011,000	2,398,000
Licensed patent technology payable	1,000,000	2,000,000
Other accrued liabilities	2,628,000	2,224,000
	$14,771,000	$12,979,000

7.                                       NET LOSS PER SHARE

Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”.  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 4,010,459 and 3,544,850 were outstanding at June 30, 2003 and 2002, respectively.

8.                                       COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment:
Balance at beginning of period	$504,000	$(55,000)	$504,000	$94,000
Change during period	(23,000)	610,000	(23,000)	461,000
Balance at end of period	$481,000	$555,000	$481,000	$555,000

9.                                       BUSINESS SEGMENTS

The Company discloses business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Segment data does not include allocations of corporate administrative costs to each operating segment.  The Company evaluates the performance of its segments and allocates resources to them based on losses before corporate administrative costs, interest and taxes.

The Company has two reportable segments: (i) Separations and (ii) Biopharmaceutical.  The Separations segment, which is conducted through our wholly-owned subsidiary, Biotage, develops, manufactures and sells chromatography separations systems.  The Biopharmaceutical segment is principally focused on the discovery, development and commercialization of therapeutic products.  It also licenses its proprietary technology to third parties and licenses affinity ligands developed using the Company’s phage display technology to third parties for separations and other applications.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each business requires different technologies and marketing strategies.

The following table presents certain segment financial information and the reconciliation of segment loss from operations to consolidated totals.

	Separations	Biopharmaceutical	Total
THREE MONTHS ENDED June 30, 2003

Revenues from external customers and collaborators	$5,034,000	$3,348,000	$8,382,000
Segment loss from operations	$(354,000)	$(3,667,000)	$(4,021,000)
Segment assets	$22,501,000	$20,745,000	$43,246,000

THREE MONTHS ENDED June 30, 2002

Revenues from external customers and collaborators	$5,845,000	$4,777,000	$10,622,000
Segment loss from operations	$(125,000)	$(5,882,000)	$(6,007,000)
Segment assets	$18,556,000	$12,824,000	$31,380,000

SIX MONTHS ENDED June 30, 2003

Revenues from external customers and collaborators	$10,453,000	$7,204,000	$17,657,000
Segment loss from operations	$(870,000)	$(7,657,000)	$(8,527,000)
Segment assets	$22,501,000	$20,745,000	$43,246,000

SIX MONTHS ENDED June 30, 2002

Revenue from external customers and collaborators	$10,827,000	$8,681,000	$19,508,000
Segment loss from operations	$(483,000)	$(9,465,000)	$(9,948,000)
Segment assets	$18,556,000	$12,824,000	$31,380,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
RECONCILIATIONS:
Loss from operations:
Loss from operations from reportable segments	$(4,021,000)	$(6,007,000)	$(8,527,000)	$(9,948,000)
Unallocated amounts:
Corporate expenses	(1,688,000)	(1,579,000)	(3,239,000)	(4,676,000)
Other (expense) income, net	(360,000)	(116,000)	(682,000)	(142,000)
Consolidated net loss	$(6,069,000)	$(7,702,000)	$(12,448,000)	$(14,766,000)

10.                                 GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.  Pursuant to SFAS 142, the Company ceased amortizing goodwill on January 1, 2002 and has completed its annual test for goodwill impairment. No impairment charge was required.  Intangible assets other than goodwill continue to be amortized on a straight-line basis over their remaining estimated useful lives. Capitalized license rights are amortized using a systematic method over their useful lives.  Useful lives are based on management’s estimate of the period that the capitalized license will generate revenues directly or indirectly, currently seven years.  Capitalized software development costs are amortized over the estimated useful lives of the related software products, currently three to five years.  Patents are amortized over a period of fifteen years.  The covenant not to compete is amortized over a period of five years.  The remaining goodwill balance of  $111,000 as of June 30, 2003 has been allocated to the Company’s Separations business segment.

Goodwill and other intangible assets consist of the following:

	June 30, 2003			December 31, 2002
	Weighted -Average Life- Years	Gross Carrying Amount	Accumulated Amortization	Weighted -Average Life- Years	Gross Carrying Amount	Accumulated Amortization

Licensed patent technology	7	$3,500,000	$333,000	7	$3,500,000	$83,000
Goodwill	—	2,452,000	2,341,000	—	2,452,000	2,341,000
Capitalized software development costs	5	407,000	106,000	5	282,000	85,000
Patent	15	100,000	87,000	15	100,000	83,000
Covenant not to compete	5	75,000	75,000	5	75,000	68,000
		$6,534,000	$2,942,000		$6,409,000	$2,660,000

Estimated five year future amortization expense for other intangible assets as of December 31, 2002 are as follows:

2003	$554,000
2004	581,000
2005	578,000
2006	561,000
2007	545,000

11.                                 COMMITMENTS AND CONTINGENCIES

Long-term obligations consist of the following:

	June 30, 2003	December 31, 2002

Obligation to related party	$7,000,000	$7,000,000
Obligations under capital lease arrangements	5,429,000	5,864,000
Obligations under leasehold improvement arrangements	3,781,000	4,387,000
Obligations under promissory notes	4,599,000	4,247,000
Present value of future minimum payments	20,809,000	21,498,000
Less: current portion	(3,651,000)	(3,552,000)
Long-term obligations	$17, 158, 000	$17, 946, 000

On March 28, 2003, the Company’s Biotage subsidiary entered into a master capital lease for the purchase of qualified fixed assets. During the six months ended June 30, 2003, Biotage sold to and leased back from the lender a total of  $194,000 of laboratory equipment. Interest pursuant to this capital lease ranges between 9.77% and 9.90%. Principal and interest payments are payable ratably over 36 months. No gain or loss was recorded as part of this transaction. The Company was required to provide cash collateral in the amount of $500,000, of which  $204,000 is included in restricted cash on the Company’s balance sheet. As of June 30, 2003, there was $182,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

In connection with the construction of Biotage’s facility in Charlottesville, Virginia, Biotage executed a loan agreement for approximately $4.3 million from a commercial bank.  Construction was completed during the forth quarter of 2002.  The note will be converted to a term loan in August 2003 and will be repaid over 20 years with interest at a rate fixed for five-year periods based on the five-year U.S. Treasury note rate in effect plus 1.58%.  Interest is fixed at 5.83% for the first five years and will be adjusted once every five years thereafter, but may be adjusted earlier if Biotage fails to maintain an average non-interest bearing compensating balance of $750,000 at the lending bank, which is included in cash and cash equivalents on the Company’s balance sheet.  As of June 30, 2003, there was $4.3 million (included in obligations under promissory notes) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

On August 29, 2002, the Company’s Biotage subsidiary signed a $400,000 promissory note with a commercial bank to fund the purchase of furniture and fixtures.  The note is payable ratably over 60 months, beginning October 1, 2002, and carries an interest rate of 7.0%.  Under the terms of the note, Biotage has assigned $400,000 to the bank as collateral, which is included in restricted cash on the Company’s balance sheet.  As of June 30, 2003, there was $349,000 (included in obligations under promissory notes) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

On May 31, 2002, the Company and Genzyme Corporation amended and restated their collaboration agreement for the development of DX-88 (the Amended Collaboration Agreement).  The Company and Genzyme also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan the Company up to $7.0 million and the Company pledged a percentage interest in its wholly-owned subsidiary, Biotage.  The security agreement provides for the Company to pledge a higher percentage interest in Biotage should the Company, under the Amended Collaboration Agreement, fail to meet certain financial covenants.  The financial covenants state that the Company must maintain at least $20.0 million in cash or cash equivalents based on the Company’s quarterly consolidated financial statements and that the Company maintains at least one continued listing standard for the Nasdaq National Market.  As of October 18, 2002, the Company had received the $7.0 million under this Genzyme note.  The note bears interest at the prime rate (4.00% at June 30, 2003)plus 2%.  Interest is payable quarterly.  The principal and all unpaid interest will be due on the maturity date of May 31, 2005.  The Company may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of the initial maturity date.  As of June 30, 2003, there was $7.0 million (included in obligation to related party) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 104 equal monthly installments through February 2012. As of June 30, 2003, there was $2.2 million (included in obligations under leasehold improvement arrangements) outstanding under the loan, which is included in long-term obligations on the Company's balance sheet.

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets.  During the six months ended June 30, 2003 and the year ended December 31, 2002, Dyax S.A. sold to and leased back from the lender  $151,000 and $1.7 million, respectively, of laboratory and office equipment. Interest pursuant to this capital lease ranges between 4.55% and 5.60%. Principal and interest are payable quarterly over 60 months.  No gain or loss was recorded as part of these transactions. Dyax S.A. was required to provide cash collateral in the amount of $571,000, which is included in restricted cash on the Company’s balance sheet. As of June 30, 2003, there was $1.5 million (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements.  Interest pursuant to this agreement ranges between 10.01% and 10.33%.  Principal and interest are payable ratably over 36 or 42 months. Capital lease obligations are collateralized by the assets under lease.  Other debt obligations are collateralized by a stand-by letter of credit for the amount financed.  If at the end of any fiscal quarter the Company’s unrestricted cash is less than the greater of $25.0 million or the Company’s annualized cash needs, the Company must provide an irrevocable letter of credit in the amount equal to the amount of debt financed, decreased on the anniversary date to then outstanding principle balance, which was $2.0 million at June 30, 2003.  Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four.  The lender has no obligation to fund any further amounts.  During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company sold to and leased back from the lender  $306,000 and $2.0 million, respectively, of leasehold improvements, laboratory, production and office equipment.  No gain or loss was recorded as part of these transactions. As of June 30, 2003, there was $2.9 million (included in obligations under capital lease arrangements) outstanding related to capital leases and $1.6 million (included in obligations under leasehold improvement arrangements) outstanding related to the leasehold improvements debt agreement, totaling $4.5 million outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 1997, the Company signed a capital lease agreement for the purchase of qualified fixed assets from a lender for a total of $2.9 million of laboratory and office equipment.  Interest pursuant to this agreement ranges between 10.42% and 14.02%.  Principal and interest are payable ratably over 60 months. The capital lease obligations are collateralized by the assets under the lease. As of June 30, 2003, there was $709,000 (included in obligations under capital lease arrangements) outstanding under the agreement, which is included in long-term obligations on the Company’s balance sheet.

The Company also has a capital lease for equipment in the Netherlands, the former site of its European research facility. In 2000, the Company sold to the lessor and leased back $297,000 of laboratory equipment under this facility. Interest pursuant to this agreement is at 5.60%. Principal and interest is payable ratably over 60 months.  No gain or loss was recorded as part of this transaction.  As of June 30, 2003, there was $125,000 (included in obligations under capital lease arrangements) outstanding under the capital lease, which is included in long-term obligations on the Company’s balance sheet.

The Company had additional capital lease arrangements totaling $53,000 (included in obligations under capital lease arrangements) outstanding at June 30, 2003.

12.                                 COLLABORATIVE AGREEMENTS

On May 31, 2002, the Company and Genzyme Corporation amended their collaboration agreement for the development and commercialization of DX-88.  Under the Amended Collaboration Agreement, the

Company had an option until March 31, 2003 to purchase Genzyme’s interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery. The Company exercised its option to purchase Genzyme’s interest in the cardiopulmonary bypass and other surgery indication in the first quarter of 2003, which required the Company to pay $1.0 million to Genzyme in the second quarter of 2003. Upon exercise, the security agreement provided that Genzyme release its security interest in the portion of the DX-88 program relating to the cardiopulmonary bypass and other surgery indication and that the Company pledge a percentage of its interest in its wholly-owned subsidiary, Biotage, as additional collateral for the Genzyme loan (see note 11).

Under the Amended Collaboration Agreement, Dyax was responsible for funding the development of DX-88 for the treatment of HAE until the later of incurring $8.0 million of development costs or completion of the first phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme notified the Company of its decision to participate in a joint venture by exercising its option to acquire a 50% interest in the DX-88 program for the treatment of HAE. Genzyme is now responsible for 50% of the development costs incurred subsequent to completion of the first phase II clinical trial. These costs, all incurred during the second quarter of 2003, totaled $1.7 million. One half of these costs is $833,000 and is included in accounts receivable with an offset to research and development expenses at June 30, 2003.  Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will be obligated to pay Dyax a milestone payment of approximately $3 million, representing 50% of the development costs in excess of $6.0 million that we incurred through completion of the first phase II clinical trial.  Dyax will also be entitled to receive potential milestone payments from Genzyme of $10.0 million for the first FDA approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration, as well as 50% of the profits from sales of such products to third parties. The term of this collaboration is perpetual unless terminated by either party with prior written notice, or upon a material breach by the other party or immediately upon a change of control, or bankruptcy of the other party.

On January 3, 2003, the Company and Cambridge Antibody Technology Limited (CAT) amended a licensing agreement between the parties dated December 31, 1997. Under the expanded terms of the amended agreement, CAT granted the Company worldwide licenses for research and certain other purposes for all CAT antibody phage display patents (the CAT patents). The Company also received options for licenses to develop therapeutic and diagnostic antibody products under the CAT patents. CAT will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers. CAT will have the option to co-fund and co-develop antibodies developed by the Company and to share the Company’s revenues from certain other applications of antibody phage display technology.  Additionally, CAT is no longer required to pay the Company royalties related to the Company’s Ladner patents on antibody products developed by CAT, except in relationship to Humira™. CAT currently has options to buy the Company out of any future royalties it may owe on Humira™ under a predetermined schedule.  The companies are currently in dispute regarding these royalties and are in settlement negotiations regarding potential alternative considerations to resolve this matter.

13.                                 LITIGATION

George Pieczenik and I.C. Technologies America, Inc. sued the Company in 1999 for patent infringement of three United States patents. The complaint was initially filed against the Company in New York, dismissed for lack of jurisdiction and then refiled in the United States District Court in Massachusetts. On February 25, 2003, the District Court granted summary judgment of noninfringement in the Company’s favor with respect to the three asserted patents.  On March 5, 2003, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (CAFC).  The CAFC is scheduled to consider the Appeal on September 3, 2003.

14.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 is not expected to have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which is effective for the Company on July 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 is not expected to have a material impact on the results of operations or the financial position of the Company.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

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

OVERVIEW

We are a biopharmaceutical company principally focused on the discovery, development and commercialization of antibody, small protein and peptide based therapeutics to be used as anti-inflammatory agents and in oncology. We have two product candidates in clinical trials, DX-88 and DX-890, and have collaborative agreements for the development of both of these product candidates. We are currently conducting a worldwide phase II 48-patient, double-blind, placebo-controlled, trial of DX-88 for the treatment of patients with hereditary angioedema. During the six months ended June 30, 2003, we completed a phase II nine-patient, open-label, European study in hereditary and acquired angioedema and were granted orphan drug designation for DX-88 for the angioedema indication in both the U.S. and in Europe. We are also conducting a phase I/II study of DX-88 in cardiopulmonary bypass in the U.S. Our collaborator for DX-890 has completed a phase IIa trial in adult patients with cystic fibrosis and has initiated a second phase IIa trial in children with cystic fibrosis.  We and our collaborator were granted orphan drug designation in Europe for DX-890 for the cystic fibrosis indication.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues for the three month period ended June 30, 2003 (the 2003 Quarter) were $8.4 million, compared with $10.6 million for the three month period ended June 30, 2002 (the 2002 Quarter), a decrease of $2.2 million or 21%. Separations product revenues and Biopharmaceutical product development and license fee revenues accounted for 60% and 40%, respectively, of our total revenues in the 2003 Quarter, as compared with 55% and 45% in the 2002 Quarter. Separations product sales decreased to $5.0 million in the 2003 Quarter from $5.8 million in the 2002 Quarter, a decrease of $800,000 or 14%. This decrease is primarily due to a decrease in revenues in non-core product lines, specifically our Kiloprep® and Flex Systems. Management believes that the decrease is partially due to a tightening of capital budgets within its largest customer base and that this business condition may persist for the balance of this fiscal year.  For the second half of 2003 this trend should be partially offset by the introduction and commercialization of new products introduced in the 2003 Quarter. This decrease was partially offset by increases in our Horizon™ and FLASH™ consumables product lines and service revenue.

Biopharmaceutical product development and license fee revenues decreased to $3.3 million in the 2003 Quarter from $4.8 million in the 2002 Quarter, a decrease of $1.4 million or 30%. This decrease was primarily due to a $873,000 quarter-to-quarter reduction in revenue arising from the reimbursement of our costs of drug manufacture from our DX-890 product collaboration with Debiopharm S.A. DX-890 manufacturing revenue is recognized when the product is shipped from the third party contract manufacturer to Debiopharm S.A.  As of June 30, 2003, reimbursable costs totaling $3.2 million were billed to Debiopharm S.A. but not recognized as revenue.  We expect the manufactured product to be shipped during the third quarter of 2003. These amounts billed along with the offsetting costs are included in deferred revenue and other current assets on the balance sheet at June 30, 2003. On a quarter-to-quarter basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities.  The decrease in revenue is also related to lower revenues in our funded research and collaboration efforts in the areas of therapeutics, affinity separations and research reagents.

Cost of products sold for the 2003 Quarter was $2.2 million compared to $2.6 million for the 2002 Quarter, a decrease of $400,000 or 16%.  The gross margin on product revenues for the 2003 Quarter was 56.7% compared to 55.4% for the 2002 Quarter, primarily reflecting a change in the product mix to more higher margin FLASH systems and consumables sales during the 2003 Quarter as compared to the product mix for the 2002 Quarter.

Research and development expenses for the 2003 Quarter were $6.0 million, compared with $8.1 million for the 2002 Quarter, a decrease of $2.2 million or 27%.  The decrease resulted primarily from reduced employee costs, Genzyme’s agreement in June 2003 to partially reimburse our costs of clinical drug manufacture and clinical trial costs under our DX-88 product collaboration, and reimbursable expenses under our DX-890 product collaboration. Reimbursable manufacturing expenses are recognized with the related revenue upon shipment of material from the third party manufacturer to Debiopharm S.A. and are included in other current assets on the balance sheet at June 30, 2003.  These decreased costs were partially offset by clinical costs for the phase II trial of DX-88 in HAE.

Selling, general and administrative expenses decreased to $6.0 million for the 2003 Quarter compared to $7.5 million for the 2002 Quarter, a decrease of $1.5 million or 20%. The decrease primarily reflects the effects of our September 2002 staff reduction in our Cambridge, Massachusetts facility, as well as lower outside patent legal costs, and the benefits received from subletting a portion of our Cambridge facility.  Marketing costs decreased at our Biotage subsidiary but were offset by staff increases at its foreign subsidiaries.

Interest income decreased to $67,000 for the 2003 Quarter compared to $148,000 for the 2002 Quarter due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense increased to $427,000 for the 2003 Quarter compared to $264,000 for the 2002 Quarter due to additional long-term debt obligations.

Our net loss for the 2003 Quarter was $6.1 million compared to $7.7 million for the 2002 Quarter.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues for the six month period ended June 30, 2003 (the 2003 Period) were $17.7 million, compared with $19.5 million for the six month period ended June 30, 2002 (the 2002 Period), a decrease of $1.9 million or 9%. Separations product revenues and Biopharmaceutical product development and license fee revenues accounted for 59% and 41%, respectively, of our total revenues in the 2003 Period, as compared with 56% and 44% in the 2002 Period. Separations product sales decreased to $10.5 million in the 2003 Period from $10.8 million in the 2002 Period, a decrease of $400,000 or 3%. This decrease is primarily due to decrease in our sale of Flex, Kiloprep and Production FLASH systems.  Management believes that the decrease is partially due to a tightening of capital budgets within its largest customer base and that this business condition may persist for the balance of this fiscal year.  For the second half of 2003 this trend should be partially offset by the introduction and commercialization of new products introduced in the 2003 Quarter. This decrease was partially offset by an increase in our Horizon and FLASH consumables product lines and an increase in service revenue.

Biopharmaceutical product development and license fee revenues decreased to $7.2 million in the 2003 Period from $8.7 million in the 2002 Period, a decrease of $1.5 million or 17%.  This decrease was primarily due to a $2.0 million period-to-period reduction in revenue arising from the reimbursement of our costs of drug manufacture from our DX-890 product collaboration with Debiopharm S.A. DX-890 manufacturing revenue is recognized when the product is shipped from the third party contract manufacturer to Debiopharm S.A.  As of June 30, 2003, reimbursable costs totaling $3.2 million were billed to Debiopharm S.A. but not recognized as revenue.  We expect the manufactured product to be shipped during the third quarter of 2003.  These amounts billed along with the offsetting costs are included in deferred revenue and other current assets on the balance sheet at June 30, 2003. On a period-to-period basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities.  This decrease was partly offset by higher revenues in our funded research and collaboration efforts in the areas of therapeutics, affinity separations and research reagents.

Cost of products sold for the 2003 Period was $4.6 million compared to $4.8 million for the 2002 Period, a decrease of $200,000 or 3%.  The reduction in cost of products sold resulted from lower than expected volume of product sales in the first half of 2003, for which fixed manufacturing costs on the lower than expected volume resulted in a nominal decline in gross margin.

Research and development expenses for the 2003 Period were $13.4 million, compared with $15.7 million for the 2002 Period, a decrease of $2.3 million or 15%.  The decrease resulted primarily from reduced employee costs, Genzyme’s agreement in June 2003 to partially reimburse a potion of our costs of clinical drug manufacture and clinical trial costs under our DX-88 product collaboration, and reimbursable expenses under our DX-890 product collaboration.  Reimbursable manufacturing expenses are recognized with the related revenue upon shipment of material from the third party manufacturer to Debiopharm S.A. and are included in other current assets on the balance sheet at June 30, 2003.  These decreased costs were partially offset by clinical costs for the phase II trial of DX-88 in HAE.

Selling, general and administrative expenses decreased to $11.4 million for the 2003 Period compared to $13.6 million for the 2002 Period, a decrease of $2.2 million or 16%.  The decrease primarily reflects the effects of our September 2002 staff reduction in our Cambridge facility as well as lower outside patent legal costs and the benefits received from subletting a portion of our Cambridge facility.  Marketing costs decreased at our Biotage subsidiary but were offset by staff increases at its foreign subsidiaries.

Interest income decreased to $161,000 for the 2003 Period compared to $325,000 for the 2002 Period due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense increased to $843,000 for the 2003 Period compared to $467,000 for the 2002 Period due to additional long-term debt obligations.

Our net loss for the 2003 Period was $12.4 million compared to $14.8 million for the 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2003, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $141.0 million, including net proceeds of $62.4 million from our August 2000 initial public offering and net proceeds of $8.3 million from our March 2003 registered directed offering.  We have also generated funds from separations product sales, biopharmaceutical product development revenues, biopharmaceutical license fees, interest income, long-term debt obligations and other sources.  As of June 30, 2003, we had cash and cash equivalents of approximately $25.6 million, a decrease of approximately $2.6 million from December 31, 2002.  We primarily invest excess cash in U.S. Treasury obligations and certificates of deposit.

Our operating activities used cash of $10.2 million and $13.7 million for the 2003 Period and 2002 Period, respectively.  Our operating activities for the 2003 Period consisted primarily of our net loss of $12.4 million, and an increase in other assets of $2.0 million and accounts receivable of $1.1 million, partially offset by depreciation and amortization costs totaling $2.4 million and an increase in accounts payable and accrued expenses of $1.7 million.  The activities for the 2002 Period consisted primarily of our net loss of $14.8 million, a decrease in deferred revenue of $1.0 million and an increase in other assets of $750,000, partially offset by depreciation and amortization costs totaling $1.7 million and a decrease in accounts receivable of $1.2 million.

Our investing activities provided cash of $492,000 for the 2003 Period and used cash of $10.9 million for the 2002 Period.  Our investing activities for the 2003 Period included repayments on notes receivable, employees of $1.3 million, including approximately $1.2 million received from our President, Chief Executive Officer and Chairman of the Board for full payment on the related note and proceeds of $45,000 from the sale of assets, partially offset by $433,000 in fixed asset purchases, a $313,000 increase in restricted cash and an increase in capitalized software development costs of $125,000.  The 2002 Period includes purchases of fixed assets relating to our move to a new corporate and research facility in Cambridge, Massachusetts.

Our financing activities provided cash of $7.1 million for the 2003 Period and $12.8 million of cash during the 2002 Period.  Our financing activities for the 2003 Period consisted primarily of the $8.3 million net proceeds from the registered directed offering, completed in March 2003 and proceeds from long-term obligations of $703,000.  These proceeds were partly offset by repayments of long-term obligations of $1.9 million.  Our financing activities for the 2002 Period consisted primarily of proceeds of $2.4 million from our Cambridge landlord for leasehold improvements, borrowings under long-term obligations of $10.8 million, and the exercise of stock options and the sale of common stock under our employee stock purchase plan totaling $520,000.  These proceeds were partially offset by $871,000 in repayments of long-term obligations.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under the leases. Certain debt obligations are collateralized by a stand-by letter of credit for the amount financed, of which none is outstanding at June 30, 2003.  If, at the end of any quarter, our unrestricted cash is less than the greater of $25.0 million or our annualized cash needs, we must provide to the lender an irrevocable letter of credit in an amount equal to the amount financed by that lender, which was $2.0 million at June 30, 2003.  Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four. We anticipate we will be required to provide this letter of credit during the third quarter of 2003.

Commitments and Contingencies

In our Form 10-K for the year ended December 31, 2002, we outlined our commitments and contingencies. For the quarter ended June 30, 2003, there have been no material changes in our commitments and contingencies except for those disclosed in the notes to the unaudited consolidated financial statements (see Note 11).

OUTLOOK

For the year ended December 31, 2003, we anticipate modest revenue growth over fiscal year 2002 revenues. This modified projection of revenue for 2003 is primarily a result of our belief that the recognition of Genzyme’s anticipated funding for the hereditary angioedema program will continue to be a reduction in research and development expense rather than as revenue, as well as lower than anticipated revenues from Biotage.  As most of our revenue changes have little effect on net cash consumption, we do not expect our net cash used in operations plus capital expenditures to exceed $20 million for the year.

Separations product revenues should continue to grow in Biotage’s core discovery equipment and consumables product lines. We anticipate Biotage’s continued strength in the chromotography separations systems market to be bolstered by it’s recent launch of two new products. We believe increased sales of Biotage’s core discovery product lines will be offset by lower anticipated revenues from sales of large capital equipment and non-core production scale systems.

We anticipate Biopharmaceutical product development and license fee revenues to grow based primarily on our expectations regarding additional collaboration and licensing opportunities available to us in the therapeutic antibody area.

Statements about our expectations of the period of time through which financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties. Actual results could vary as a result of a number of factors, many of which are included in the section entitled, “Important Factors That May Affect Future Operations and Results”, below. We believe that existing cash and cash equivalents plus anticipated cash flow from product revenues and collaborations will be sufficient to support our current operating plans into 2004. If our existing resources and cash flows from product sales and collaborations are insufficient to satisfy our liquidity requirements, we may need to sell assets, issue additional equity or debt securities or otherwise further leverage assets. We have filed a shelf registration on Form S-3 with the Securities and Exchange Commission for the potential issuance of up to $40 million of common stock, preferred stock, debt securities or warrants.  The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

CRITICAL ACCOUNTING POLICIES

In our Form 10-K for the year ended December 31, 2002, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to inventories, allowance for doubtful accounts, valuation of long-lived and intangible assets, revenue recognition and litigation claims. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2003.  We did not make any changes in those policies during the three months ended June 30, 2003.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements appear principally in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Forward-looking statements may appear in other sections of this report, as well. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.

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

As a result of these and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 entitled, “Important Factors Affecting Future Operations and Results” filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. Treasury funds and certificates of deposit, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2003, we had cash and cash equivalents of approximately $25.6 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2003, we had $20.8 million outstanding under long-term obligations.  Interest rates on $9.5 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest rates on the remaining $11.3 million are variable as follows:  i) Interest on the $7.0 million

Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 1% increase in the prime rate will result in an additional $70,000 in annual interest expense; and, ii) Interest on Biotage’s $4.3 million Charlottesville facility loan is fixed over the next five years and therefore would not be subject to interest rate fluctuations over that period.

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

Item 4 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, the “Exchange Act”) as of the end of the period covered by this quarterly report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 18, 2000, we sold 4,600,000 shares of common stock (including 600,000 shares pursuant to the exercise by the underwriters of their over allotment option) at a price of $15.00 per share in our initial public offering and received proceeds of approximately $62.4 million, net of underwriter commissions.  From August 18, 2000 through June 30, 2003, we used approximately $45.3 million of the proceeds to fund operating activities and $17.1 million for the purchase of fixed assets.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 15, 2003.  The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a) Proposal to elect Constantine E. Anagnostopoulos, Henry R. Lewis and David J. McLachlan to the Board of Directors, each to serve a three-year term.

NOMINEE	VOTES FOR	VOTES WITHHELD
Constantine E Anagnostopoulos	19,083,396	465,620
Henry R. Lewis	19,128,563	420,453
David J. McLachlan	19,128,563	420,453

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax.  The terms in office of directors Henry E. Blair, Gregory D. Phelps, John W. Littlechild, James W. Fordyce, Thomas L. Kempner and Alix Marduel continued after the meeting.

(b) Proposal to amend Dyax’s 1998 Employee Stock Purchase Plan to increase the number of shares issued and issuable under the plan from 200,000 to 400,000 shares.  The proposal received a majority of the shares represented in person or by proxy and therefore has been adopted.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
17,310,759	2,048,127	190,130	5,013,051

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	-	Exhibits

		EXHIBIT NO.	DESCRIPTION

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

i.

We filed a Current Report on Form 8-K on April 29, 2003, in order to furnish to the Securities and Exchange Commission a press release issued by us announcing our financial results for the first quarter of 2003.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: August 14, 2003
/s/ Stephen S. Galliker
Executive Vice President, Finance and Administration, Chief Financial and Accounting Officer

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