Form 10-Q
period 2003-09-30
DYAX CORP
filed 2003-11-06
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2003

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

YES        ☐                            NO         ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of November 3, 2003: 24,638,071.

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

DYAX CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$18,394,000	$28,199,000
Accounts receivable, net of allowances for doubtful accounts of $75,000 and $75,000 at September 30, 2003 and December 31, 2002, respectively	3,073,000	3,072,000
Current portion of notes receivable, employees	—	1,300,000
Other current assets	900,000	1,789,000

Total current assets	22,367,000	34,360,000

Assets of discontinued operations	16,755,000	17,504,000
Fixed assets, net of accumulated depreciation of $6,484,000 and $4,201,000 at September 30, 2003 and December 31, 2002, respectively	11,258,000	12,767,000
Capitalized license rights, net	3,042,000	3,417,000
Restricted cash	5,904,000	5,635,000
Notes receivable, employees	—	20,000
Other assets	203,000	203,000

Total assets	$59,529,000	$73,906,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,228,000	$9,664,000
Current portion of deferred revenue	5,120,000	6,934,000
Current portion of long-term obligations	3,320,000	3,430,000
Total current liabilities	16,668,000	20,028,000
Liabilities of discontinued operations	8,450,000	8,205,000
Deferred revenue	264,000	233,000
Long-term obligations	11,797,000	13,809,000
Other long-term liabilities	1,219,000	788,000

Total liabilities	38,398,000	43,063,000

Commitments and Contingencies (Notes 11,12 and 13)

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized at September 30, 2003; 24,587,286 and 19,705,040 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	246,000	197,000
Additional paid-in capital	150,059,000	141,637,000

Accumulated deficit	(129,446,000)	(110,827,000)

Deferred compensation	(205,000)	(668,000)
Accumulated other comprehensive income	477,000	504,000

Total stockholders’ equity	21,131,000	30,843,000

Total liabilities and stockholders’ equity	$59,529,000	$73,906,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Product development and license fee revenues	$5,927,000	$4,485,000	$13,131,000	$13,166,000

Research and development:
Research and development	9,659,000	7,194,000	22,337,000	21,242,000
Other non-cash compensation	44,000	129,000	133,000	385,000
Less research and development expenses reimbursed by joint venture	(1,068,000)	—	(1,901,000)	—
Net research and development	8,635,000	7,323,000	20,569,000	21,627,000

Selling, general and administrative:
Selling, general and administrative	2,980,000	2,638,000	8,954,000	10,843,000
Other non-cash compensation	93,000	157,000	281,000	470,000
Net selling, general and administrative	3,073,000	2,795,000	9,235,000	11,313,000

Total expenses	11,708,000	10,118,000	29,804,000	32,940,000

Loss from operations	(5,781,000)	(5,633,000)	(16,673,000)	(19,774,000)

Other (expense) income:
Interest income	44,000	109,000	174,000	392,000
Interest expense	(311,000)	(367,000)	(983,000)	(835,000)
Total other expense	(267,000)	(258,000)	(809,000)	(443,000)

Loss from continuing operations	(6,048,000)	(5,891,000)	(17,482,000)	(20,217,000)
(Loss) income from discontinued operations of Biotage, LLC	(122,000)	216,000	(1,132,000)	(224,000)

Net loss	(6,170,000)	(5,675,000)	(18,614,000)	(20,441,000)

Other comprehensive loss:
Foreign currency translation adjustments	(4,000)	(111,000)	(27,000)	350,000
Comprehensive loss	$(6,174,000)	$(5,786,000)	$(18,641,000)	$(20,091,000)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.25)	$(0.30)	$(0.75)	$(1.03)
Income (Loss) from discontinued operations	$—	$0.01	$(0.05)	$(0.01)
Net loss	$(0.25)	$(0.29)	$(0.80)	$(1.04)
Shares used in computing basic and diluted net income (loss) per share	24,563,720	19,700,540	23,155,884	19,635,365

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:

Loss from continuing operations	$(17,482,000)	$(20,217,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	2,285,000	2,064,000
Amortization of other intangibles	375,000	—
Loss on disposal of fixed assets	9,000	—
Compensation expenses associated with stock options	424,000	854,000
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	684,000
Other assets	899,000	(168,000)
Accounts payable and accrued expenses	(1,497,000)	(539,000)
Deferred revenue	(1,783,000)	(1,855,000)
Other long-term liabilities	375,000	—
Net cash used in operating activities from continuing operations	(16,396,000)	(19,177,000)
Net cash provided by operating activities from discontinued operations	333,000	954,000
Net cash used in operating activities	(16,063,000)	(18,223,000)

Cash flows from investing activities:

Proceeds from sale of assets	15,000	—

Purchase of fixed assets	(262,000)	(5,676,000)
Increase in restricted cash	(217,000)	(1,218,000)
Notes receivable, employees	1,320,000	152,000
Net cash provided by (used in) investing activities from continuing operations	856,000	(6,742,000)

Net cash used in investing activities from discontinued operations	(640,000)	(5,470,000)
Net cash provided by (used in) investing activities	216,000	(12,212,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	249,000	643,000
Net proceeds from registered directed offering	8,261,000	—
Proceeds from landlord for leasehold improvements	—	2,352,000
Proceeds from long-term obligations	171,000	8,365,000

Repayment of long-term obligations	(2,799,000)	(1,105,000)

Cash contribution to discontinued operations	(178,000)	(1,402,000)
Net cash provided by financing activities from continuing operations	5,704,000	8,853,000
Net cash provided by financing activities from discontinued operations	461,000	4,632,000
Net cash provided by financing activities	6,165,000	13,485,000

Effect of foreign currency translation on cash balances	(123,000)	86,000

Net decrease in cash and cash equivalents	(9,805,000)	(16,864,000)
Cash and cash equivalents at beginning of the period	28,199,000	51,034,000

Cash and cash equivalents at end of the period	$18,394,000	$34,170,000

Supplemental disclosure of cash flow information:
Interest paid	$873,000	$672,000
Income taxes paid	$—	$—
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$344,000	$2,009,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                         NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of antibodies, small proteins and peptides as therapeutic products for unmet medical conditions, particularly in the areas of inflammation and oncology. The Company has two product candidates in clinical trials, DX-88 and DX-890, and has collaborative agreements for the development of both of these product candidates for certain indications. In collaboration with Genzyme Corporation, the Company is currently conducting a worldwide phase II 48-patient, double-blind, placebo-controlled trial of DX-88 for the treatment of patients with hereditary angioedema (HAE). During the nine months ended September 30, 2003, the Company completed a phase II nine-patient, open-label, European study in hereditary and acquired angioedema and was granted orphan drug designation for DX-88 for the angioedema indication in both the U.S. and in Europe. The Company is also conducting a phase I/II study of DX-88 in cardiopulmonary bypass in the U.S. and has retained all rights to this and all other surgical indications.  The Company’s collaborator for DX-890, Debiopharm S.A., has completed a phase IIa trial in adult patients with cystic fibrosis and has a second phase IIa trial underway in children with cystic fibrosis. Debiopharm S.A. was granted orphan drug designation in Europe for DX-890 for the cystic fibrosis indication.

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

During the quarter ended September 30, 2003, the Company established a plan to sell its wholly-owned subsidiary, Biotage, LLC, formerly operated as Biotage, Inc. (Biotage).  On October 29, 2003, the Company completed the sale of Biotage to Pyrosequencing AB (Pyrosequencing) of Uppsala, Sweden through its U.S. subsidiary Pyrosequencing Inc. (see Note 2).

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.                                       DISCONTINUED OPERATIONS OF BIOTAGE

During the quarter ended September 30, 2003, the Company's management established and the Board of Directors approved a plan to sell its wholly-owned subsidiary, Biotage, LLC, formerly operated as Biotage, Inc. (Biotage).  On October 29, 2003, the Company completed the sale of Biotage to Pyrosequencing.  The purchase price was $35.0 million before transaction expenses and deduction for approximately $4.6 million of Biotage debt.  Dyax received $25.4 million in cash at closing and expects to pay approximately $2.2 million in transaction expenses.  An additional $5.0 million is being held in an indemnity escrow to cover the representations, warranties and covenants of Dyax contained in the agreement, which will be payable to Dyax within one year of the closing, to the extent that there are no claims against the escrow.  As of September 30, 2003, the assets, liabilities and operations of Biotage that were sold to Pyrosequencing are recorded as discontinued operations in the financial statements.  Prior period amounts were reclassified to be consistent with the treatment of Biotage as a discontinued operation.

The following table presents summary balance sheet information for the discontinued operations of Biotage at September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Accounts receivable, net	$3,277,000	$3,757,000
Inventories	3,163,000	3,389,000
Other current assets	333,000	282,000
Total current assets	6,773,000	7,428,000
Fixed assets, net	9,510,000	9,688,000
Goodwill, net	111,000	111,000
Other intangibles, net	308,000	221,000
Other assets	53,000	56,000

Total assets	$16,755,000	$17,504,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,359,000	$3,315,000
Deferred revenue	329,000	631,000
Current portion of long-term obligations	265,000	122,000
Total current liabilities	3,953,000	4,068,000
Long-term obligations	4,497,000	4,137,000

Total liabilities	8,450,000	8,205,000

Stockholders’ equity:
Total stockholders’ equity	8,305,000	9,299,000

Total liabilities and stockholders’ equity	$16,755,000	$17,504,000

The following table presents operating results for the discontinued operations of Biotage for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Separations product revenues	$5,043,000	$6,051,000	$15,495,000	$16,878,000

Costs and expenses:
Cost of products sold	2,158,000	2,558,000	6,785,000	7,337,000
Research and development	527,000	832,000	2,019,000	2,258,000
Selling, general and administrative	2,407,000	2,448,000	7,611,000	7,551,000

Total costs and expenses	5,092,000	5,838,000	16,415,000	17,146,000

(Loss) Income from operations	(49,000)	213,000	(920,000)	(268,000)

Other (expense) income, net	(73,000)	3,000	(212,000)	44,000

(Loss) Income from discontinued operations	$(122,000)	$216,000	$(1,132,000)	$(224,000)

3.                         STOCKHOLDERS’ EQUITY

Stock Options:  The Company’s Amended and Restated 1995 Equity Incentive Plan (the Plan) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Company accounts for the Plan using the intrinsic value method prescribed under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(6,170,000)	$(5,675,000)	$(18,641,000)	$(20,441,000)
Non-cash stock-based employee compensation included in net loss as reported	142,000	286,000	424,000	855,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,287,000)	(2,028,000)	(6,574,000)	(6,069,000)
Pro forma net loss	$(8,315,000)	$(7,417,000)	$(24,791,000)	$(25,655,000)

Basic and diluted net loss per share as reported	$(0.25)	$(0.29)	$(0.80)	$(1.04)
Pro forma basic and diluted net loss per share	$(0.34)	$(0.38)	$(1.07)	$(1.31)

4.                                       NOTES RECEIVABLE, EMPLOYEES

On June 30, 2003, the Company’s President, Chief Executive Officer and Chairman of the Board of Directors paid the Company the remaining balance on his mortgage loan agreement, totaling $1,198,000. At December 31, 2002, the balance outstanding on this note was $1,229,000.

5.                                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2003	December 31, 2002

Accounts payable	$1,963,000	$1,829,000
Accrued employee compensation and related taxes	1,785,000	2,020,000
Accrued external research and development and contract manufacturing	1,560,000	2,398,000
Licensed patent technology payable	1,000,000	2,000,000

Other accrued liabilities	1,920,000	1,417,000
	$8,228,000	$9,664,000

6.                                       NET LOSS PER SHARE

Net loss per share is computed under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”.  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 4,438,982 and 3,434,559 were outstanding at September 30, 2003 and 2002, respectively.

7.                                       COMPREHENSIVE LOSS

Accumulated other comprehensive income (loss) is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Accumulated other comprehensive income (loss):

Foreign currency translation adjustment:
Balance at beginning of period	$481,000	$555,000	$504,000	$94,000
Change during period	(4,000)	(111,000)	(27,000)	350,000
Balance at end of period	$477,000	$444,000	$477,000	$444,000

8.                                       CAPITALIZED LICENSE RIGHTS

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001.  Intangible assets other than goodwill, including capitalized license rights are to be amortized on a straight-line basis over their remaining estimated useful lives. Useful lives are based on management’s estimate of the period that the capitalized license will generate revenues directly or indirectly, currently seven years.  As of September 30, 2003, the gross carrying amount of the licensed patent technology was $3.5 million and the related accumulated amortization was $458,000.

Estimated five year future amortization expense for capitalized license rights as of December 31, 2002 are as follows:

2003	$500,000
2004	500,000
2005	500,000
2006	500,000
2007 and thereafter	1,417,000

9.                                       COMMITMENTS AND CONTINGENCIES

Long-term obligations consist of the following:

	September 30, 2003	December 31, 2002

Obligation to related party	$7,000,000	$7,000,000
Obligations under capital lease arrangements	4,617,000	5,853,000
Obligations under leasehold improvement arrangements	2,180,000	2,351,000
Obligations under promissory notes	1,320,000	2,035,000
Present value of future minimum payments	15,117,000	17,239,000
Less: current portion	(3,320,000)	(3,430,000)

Long-term obligations	$11,797,000	$13,809, 000

On May 31, 2002, the Company and Genzyme Corporation amended and restated their collaboration agreement for the development and commercialization of DX-88 (the Amended Collaboration Agreement).  The Company and Genzyme also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan the Company up to $7.0 million and the Company pledged a percentage interest in its wholly-owned subsidiary, Biotage.  On October 15, 2003, as part of the sale of Biotage, the security agreement was amended to remove the pledged percentage of Biotage, and to grant Genzyme a continuing security interest in Dyax’s rights to the DX-88 programs, excluding surgical indications, and revenues from its Ladner patent portfolio license agreements.  As of October 18, 2002, the Company had received the $7.0 million under this Genzyme note.  The note bears interest at the prime rate (4.00% at September 30, 2003) plus 2%.  Interest is payable quarterly.  The principal and all unpaid interest will be due on the maturity date of May 31, 2005.  The Company may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of the initial maturity date.  As of September 30, 2003, there was $7.0 million (included in obligation to related party) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 101 equal monthly installments through February 2012. As of September 30, 2003, there was $2.2 million (included in obligations under leasehold improvement arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets.  During the nine months ended September 30, 2003 and the year ended December 31, 2002, Dyax S.A. sold to and leased back from the lender $209,000 and $1.7 million, respectively, of laboratory and office equipment. Interest pursuant to this capital lease ranges between 4.55% and 5.60%. Principal and interest are payable quarterly over 60 months.  No gain or loss was recorded as part of these transactions. Dyax S.A. was required to provide cash collateral in the amount of $492,000, which is included in restricted cash on the Company’s balance sheet. As of September 30, 2003, there was $1.4 million (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements.  Interest pursuant to this agreement ranges between 10.01% and 10.33%.  Principal and interest are payable ratably over 36 or 42 months. Capital lease obligations are collateralized by the assets under lease.  Other debt obligations are collateralized by a stand-by letter of credit for the amount financed.  If at the end of any fiscal quarter the Company’s unrestricted cash is less than the greater of $25.0 million or the Company’s annualized cash needs, the Company must provide an irrevocable letter of credit in the amount equal to the amount of debt financed, decreased on the anniversary date to then outstanding principal balance, which was $2.0 million at September 30, 2003. Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four. During the quarter, the lender amended the lease to state that for the period of September 25, 2003 through December 31, 2003 the Company needs to maintain at least $15.0 million in unrestricted funds and the annualized cash needs portion of the covenant is waived.  The lender has no obligation to fund any further amounts.  During the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company sold to and leased back from the lender $306,000 and $2.0 million, respectively, of leasehold improvements, laboratory, production and office equipment.  No gain or loss was recorded as part of these transactions. As of September 30, 2003, there was $2.6 million (included in obligations under capital lease arrangements) outstanding related to capital leases and $1.3 million (included in obligations under promissory notes) outstanding related to the leasehold improvements debt agreement, totaling $3.9 million outstanding under the loan, which is included in long-term obligations on the Company’s balance sheet.

During 1997, the Company signed a capital lease agreement for the purchase of qualified fixed assets from a lender for a total of $2.9 million of laboratory and office equipment.  Interest pursuant to this agreement ranges between 10.42% and 14.02%.  Principal and interest are payable ratably over 60 months. The capital lease obligations are collateralized by the assets under the lease. As of September 30, 2003, there was $535,000 (included in obligations under capital lease arrangements) outstanding under the agreement, which is included in long-term obligations on the Company’s balance sheet.

The Company also has a capital lease for equipment in the Netherlands, the former site of its European research facility. In 2000, the Company sold to the lessor and leased back $297,000 of laboratory equipment under this facility. Interest pursuant to this agreement is at 5.60%. Principal and interest is payable ratably over 60 months.  No gain or loss was recorded as part of this transaction.  As of September 30, 2003, there was $109,000 (included in obligations under capital lease arrangements) outstanding under the capital lease, which is included in long-term obligations on the Company’s balance sheet.

10.                                 COLLABORATIVE AGREEMENTS

On May 31, 2002, the Company and Genzyme Corporation amended and restated their collaboration agreement for the development and commercialization of DX-88.  Under the Amended Collaboration Agreement, the Company had an option until March 31, 2003 to purchase Genzyme’s interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in cardiopulmonary bypass and other surgery. The Company exercised its option to purchase Genzyme’s interest in the cardiopulmonary bypass and other surgery indication in the first quarter of 2003, which required the Company to pay $1.0 million to Genzyme in the second quarter of 2003. Upon exercise of this option the security agreement, on Genzyme’s loan of $7.0 million to Dyax (Note 9), required Genzyme to release its security interest in the portion of the DX-88 program relating to the cardiopulmonary bypass and other surgical indications and that the Company pledge a percentage of its interest in its wholly-owned subsidiary, Biotage, as additional collateral for the Genzyme loan. On October 15, 2003, as part of the sale of Biotage, the security agreement was amended to remove the pledged percentage of Biotage, and to grant Genzyme a continuing security interest in Dyax’s rights to the DX-88 programs, excluding surgical indications, and revenues from its Ladner patent portfolio license agreements.

Under the Amended Collaboration Agreement, Dyax was responsible for funding the development of DX-88 for the treatment of HAE until the completion of the first phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme notified the Company of its decision to participate in a joint venture by exercising Genzyme’s option to acquire a 50% interest in the DX-88 program for the treatment of HAE. Genzyme is now responsible for 49.99% of the development costs incurred subsequent to completion of the first phase II clinical trial. These costs, all incurred during the second and third quarter of 2003, totaled $3.8 million. One half of these costs is $1.9 million and is recorded as an offset to research and development expenses for the nine months ended September 30, 2003.  Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will be obligated to pay Dyax a milestone payment of approximately $3 million, representing 50% of the development costs in excess of $6.0 million that Dyax incurred through completion of the first phase II clinical trial.  Dyax will also be entitled to receive potential milestone payments from Genzyme of $10.0 million for the first FDA approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration, as well as 50% of the profits from sales of such products to third parties. The term of this collaboration is perpetual unless terminated by either party with prior written notice, or upon a material breach by the other party or immediately upon a change of control, or bankruptcy of the other party.

On January 3, 2003, the Company and Cambridge Antibody Technology Limited (CAT) amended a licensing agreement between the parties dated December 31, 1997. Under the expanded terms of the amended agreement, CAT granted the Company worldwide licenses for research and certain other purposes for all CAT antibody phage display patents (the CAT patents). The Company also received options for licenses to develop therapeutic and diagnostic antibody products under the CAT patents. CAT will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers. CAT will have the option to co-fund and co-develop antibodies developed by the Company and to share the Company’s revenues from certain other applications of antibody phage display technology.  Additionally, CAT was no longer required to pay the Company royalties related to the Company’s Ladner patents on antibody products developed by CAT, except in relationship to Humira™. On September 22, 2003, the Companies further amended the licensing agreement.  This amendment extends the January 3, 2003 amendment by granting Dyax an increased number of options for licenses to develop therapeutic and diagnostic antibody products under CAT’s patents for Dyax’s own use and on behalf of its partners. CAT and Dyax have further agreed that, as a result of this agreement, royalties will not be due to Dyax in respect of Humira™.

11.                                 LITIGATION

George Pieczenik and I.C. Technologies America, Inc. sued the Company in 1999 for patent infringement of three United States patents. The complaint was initially filed against the Company in New York, dismissed for lack of jurisdiction and then refiled in the United States District Court in Massachusetts. On February 25, 2003, the District Court granted summary judgment of noninfringement in the Company’s favor with respect to the three asserted patents.  On March 5, 2003, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (CAFC).  On September 23, 2003 CAFC affirmed the decision of the United States District Court granting summary judgment that the Company does not infringe the patents asserted by the plaintiff.  The plaintiff has filed a petition for certiorari with the United States Supreme Court for the review of the decision by the CAFC.  The plaintiff also recently filed a similar action in the United States District Court for the Southern District of New York.  In that action, the plaintiff alleges that the Company (and each of several other defendants) infringes a newly issued patent, which issued on August 12, 2003.  The Company challenged the new lawsuit on jurisdictional and venue grounds and on October 9, 2003 the District Court dismissed the action.

12.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  EITF Issue 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting.  The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which is effective for the Company on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Company is assessing FIN 46 but believes that its adoption will not have a material impact on the results of operations or the financial position of the Company.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

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

OVERVIEW

 We are a biopharmaceutical company focused on the discovery, development and commercialization of antibodies, small proteins and peptides as therapeutic products for unmet medical conditions, particularly in the areas of inflammation and oncology. We have two product candidates in clinical trials, DX-88 and DX-890, and have collaborative agreements for the development of both of these product candidates for certain indications. In collaboration with Genzyme Corporation, we are currently conducting a worldwide phase II 48-patient, double-blind, placebo-controlled, trial of DX-88 for the treatment of patients with hereditary angioedema. During the nine months ended September 30, 2003, we completed a phase II nine-patient, open-label, European study in hereditary and acquired angioedema and were granted orphan drug designation for DX-88 for the angioedema indication in both the U.S. and in Europe. We are also conducting a phase I/II study of DX-88 in cardiopulmonary bypass in the U.S. and have retained all rights to this and all other surgical indications.   Our collaborator for DX-890, Debiopharm S.A., has completed a phase IIa trial in adult patients with cystic fibrosis and has a second phase IIa trial underway in children with cystic fibrosis.  Debiopharm S.A. was granted orphan drug designation in Europe for DX-890 for the cystic fibrosis indication.

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

During the quarter ended September 30, 2003, we established a plan to sell our wholly-owned subsidiary, Biotage, LLC, formerly operated as Biotage, Inc. (Biotage).  On October 29, 2003, we completed the sale of Biotage to Pyrosequencing AB.  The purchase price was $35.0 million before transaction expenses and deduction for approximately $4.6 million of Biotage debt.  We received approximately $25.4 million in cash at closing and expect to pay approximately $2.2 million in transaction expenses.  An additional $5.0 million is being held in an indemnity escrow to cover the representations, warranties and covenants of Dyax contained in the agreement, which will be payable to us within one year to the extent that there are no claims against the escrow.  As of September 30, 2003, the assets, liabilities operations of Biotage that were sold to Pyrosequencing are recorded as discontinued operations in the financial statements. Prior period amounts were reclassified to be consistent with the treatment of Biotage as a discontinued operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Biopharmaceutical product development and license fee revenues increased to $5.9 million in the three month period ended September 30, 2003 (the 2003 Quarter) from $4.5 million in the three month period ended September 30, 2002 (the 2002 Quarter), an increase of $1.4 million or 32%. This increase was primarily due to a $2.0 million quarter-to-quarter increase in revenue arising from our DX-890 product collaboration with Debiopharm S.A. DX-890 manufacturing revenue is recognized when the product is shipped from the third party contract manufacturer to Debiopharm S.A.  During the 2003 Quarter, we shipped to Debiopharm S.A. and recognized as revenue $2.9 million in product that was billed in prior quarters and was included in deferred revenue at June 30, 2003. On a quarter-to-quarter basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities. Also during the 2003 Quarter Dyax received and recognized into revenue a $500,000 clinical milestone payment from a technology licensee.  These additional revenues were partially offset by lower revenues in our funded research efforts.

Research and development expenses net of non-cash compensation and expenses reimbursed by our joint venture with Genzyme Corporation for the 2003 Quarter were $8.6 million, compared with $7.3 million for the 2002 Quarter, an increase of $1.3 million or 18%.  The increase resulted from the recognition of reimbursable manufacturing expenses under our DX-890 product collaboration and higher DX-88 clinical trial costs.  Reimbursable manufacturing expenses are recognized with the related revenue upon shipment of material from the third party manufacturer to Debiopharm S.A. Product totaling $2.9 million that was billed and included in other current assets on the balance sheet at June 30, 2003 was shipped to Debiopharm S.A. and recognized as expense during the 2003 Quarter.  This increase was partially offset by the reimbursement of 50% of DX-88 development costs, $1.1 million, by the joint venture with Genzyme.

Selling, general and administrative expenses increased to $3.1 million for the 2003 Quarter compared to $2.8 million for the 2002 Quarter, an increase of $278,000 or 10%. The increase was primarily due to increases in outside legal and consulting costs, and an increase in the cost of directors and officer insurance.  These increases were partially offset by the effects of our September 2002 staff reduction in our Cambridge, Massachusetts facility.

Interest income decreased to $44,000 for the 2003 Quarter compared to $109,000 for the 2002 Quarter due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense decreased to $311,000 for the 2003 Quarter compared to $367,000 for the 2002 Quarter due a decrease in long-term debt obligations.

Our net loss from continuing operations for the 2003 Quarter was $6.0 million compared to $5.9 million for the 2002 Quarter.

Our activities from discontinued operations are the operations of Biotage, which were sold to Pyrosequencing on October 29, 2003.  These activities resulted in a loss of $122,000 for the 2003 Quarter from a gain of $216,000 for the 2002 Quarter.  The 2003 results are primarily due to a decrease in revenues in non-core product lines, specifically Biotage’s Kiloprep® and Flex Systems. Management believes that the decrease is partially due to a tightening of capital budgets within its largest customer base.

Our net loss for the 2003 Quarter was $6.2 million compared to $5.7 million for the 2002 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Biopharmaceutical product development and license fee revenues decreased to $13.1 million for the nine month period ended September 30, 2003 (the 2003 Period) from $13.2 million for the nine month period ended September 30, 2002 (the 2002 Period), a decrease of $35,000.  This decrease was primarily due to lower revenues in our funded research efforts, which was partially offset by increases in milestone and royalty revenue payments from our technology licensees.

Research and development expenses net of non-cash compensation and expenses reimbursed by our joint venture with Genzyme Corporation for the 2003 Period were $20.6 million, compared with $21.6 million for the 2002 Period, a decrease of $1.1 million or 5%. The decrease was due to the reimbursement of 50% of DX-88 development costs, $1.9 million, by the joint venture with Genzyme during the 2003 Period and by reduced employee costs. This increase was partially offset by higher DX-88 clinical trial costs, increased expenses under our DX-890 product collaboration and the exercise of a $1.0 million option to purchase the rights to DX-88 for cardio thoracic surgery indications from Genzyme.

Selling, general and administrative expenses decreased to $9.2 million for the 2003 Period compared to $11.3 million for the 2002 Period, a decrease of $2.1 million or 18%. The decrease primarily reflects the effects of our September 2002 staff reduction in our Cambridge facility as well as lower outside patent legal costs and the benefits received from subletting a portion of our Cambridge facility.

Interest income decreased to $174,000 for the 2003 Period compared to $392,000 for the 2002 Period due to lower average cash and cash equivalent balances and lower interest rates.  Interest expense increased to $983,000 for the 2003 Period compared to $835,000 for the 2002 Period.  The increase is due to interest on the related party obligation, the 2003 Period includes a full nine months interest while the 2002 Period includes three months of interest.

Our net loss from operations for the 2003 Period was $16.7 million compared to $19.8 million for the 2002 Period.

Our activities from discontinued operations are the operations of Biotage, which were sold to Pyrosequencing on October 29, 2003.  These activities resulted in a loss of $1.1 million for the 2003 Period compared to $224,000 for the 2002 Period. The 2003 results are primarily due to a decrease in revenues in non-core product lines, specifically Biotage’s Kiloprep and Flex Systems. Management believes that the decrease is partially due to a tightening of capital budgets within its largest customer base.

Our net loss for the 2003 Period was $18.6 million compared to $20.4 million for the 2002 Period.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2003, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $140.9 million, including net proceeds of $70.2 million from the sale of equity prior to our August 2000 initial public offering, net proceeds of $62.4 million from our initial public offering and net proceeds of $8.3 million from our March 2003 registered directed offering.  We have also generated funds from separations product sales, biopharmaceutical product development revenues, biopharmaceutical license fees, interest income, long-term debt obligations and other sources.  As of September 30, 2003, we had cash and cash equivalents of approximately $18.4 million, a decrease of approximately $9.8 million from December 31, 2002.  We also received approximately $25.4 million, upon the October 29, 2003 closing of the sale of Biotage.  We primarily invest excess cash in U.S. Treasury obligations and certificates of deposit.

Our operating activities used cash of $16.1 million and $18.2 million for the 2003 Period and 2002 Period, respectively.  Our operating activities for the 2003 Period consisted primarily of our net loss from continuing operations of $17.5 million, a decrease in deferred revenue of $1.8 million due primarily to the recognition of revenue during the 2003 Period on our collaboration with Debiopharm and revenue recognized on our funded research programs, and a decrease in accounts payable and accrued expenses of $1.5 million, partially offset by depreciation and amortization costs totaling $2.7 million and a decrease in other assets of $899,000.  The activities for the 2002 Period consisted primarily of our net loss from continuing operations of $20.2 million, a decrease in deferred revenue of $1.9 million, partially offset by depreciation and amortization costs totaling $2.1 million.

Our investing activities provided cash of $216,000 for the 2003 Period and used cash of $12.2 million for the 2002 Period.  Our investing activities for the 2003 Period included repayments on notes receivable, employees of $1.3 million, including approximately $1.2 million received from our President, Chief Executive Officer and Chairman of the Board as full payment on the related note, partially offset by $262,000 in fixed asset purchases, a $217,000 increase in restricted cash and $640,000 used by our Biotage subsidiary to fund fixed asset purchases and intangible assets.  The activities for the 2002 Period consists primarily of purchases of fixed asset assets relating to our move to a new corporate and research facility in Cambridge, Massachusetts totaling $5.7 million, a $1.2 million increase in restricted cash and $5.5 million used by our Biotage subsidiary to primarily fund the construction of its new manufacturing and office facility in Charlottesville, Virginia.

Our financing activities provided cash of $6.2 million for the 2003 Period and $13.5 million of cash during the 2002 Period.  Our financing activities for the 2003 Period consisted primarily of the $8.3 million net proceeds from the registered directed offering, completed in March 2003. These proceeds were partly offset by repayments of long-term obligations of $2.8 million.  Our financing activities for the 2002 Period consisted primarily of borrowings under long-term obligations of $8.4 million, $3.2 million of borrowings by Biotage under long-term obligations and proceeds of $2.4 million from our Cambridge landlord for leasehold improvements. These proceeds were partially offset by $1.1 million in repayments of long-term obligations.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under the leases. Certain debt obligations, as amended, are collateralized by a stand-by letter of credit for the amount financed, of which none is outstanding at September 30, 2003.  If, at the end of any quarter after December 31, 2003, our unrestricted cash is less than the greater of $25.0 million or our annualized cash needs, we must provide to the lender an irrevocable letter of credit in an amount equal to the remaining amount financed by that lender. Annualized cash needs are determined by multiplying cash used in operations for the most recently ended quarter by four.  We anticipate that we will be in compliance with this covenant at December 31, 2003.  If there is any subsequent requirement to fund this letter of credit it will not have a material impact on our cash position.

COMMITMENTS AND CONTINGENCIES

In our Form 10-K for the year ended December 31, 2002, we outlined our commitments and contingencies. For the quarter ended September 30, 2003, there have been no material changes in our commitments and contingencies, except for those disclosed in the notes to the unaudited consolidated financial statements (see Note 9).

OUTLOOK

For the year ended December 31, 2003, we expect revenue from continuing operations to approach 2002 revenues. This projection of revenue for 2003 does not include Genzyme’s anticipated funding for the hereditary angioedema program, which should be approximately $3 million and will continue to be recognized as a reduction in research expense. In prior periods we forecasted this expense reimbursement as revenue.

We anticipate that our cash consumption from operations will increase to $25 million for the year ended December 31, 2003 from previous guidance of $20 million. Additionally, we are targeting that our cash consumption for 2004 will not exceed the 2003 level.

Statements about our expectations of the period of time through which financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties. Actual results could vary as a result of a number of factors, many of which are included in the section entitled “Important Factors That May Affect Future Operations and Results” below. We believe that existing cash and cash equivalents plus anticipated cash flow from our October 29, 2003 sale of Biotoge and collaborations will be sufficient to support our current operating plans well into 2005. If our existing resources and cash flows from licensing arrangements and collaborations are insufficient to satisfy our liquidity requirements, we may need to issue additional equity or debt securities or otherwise further leverage assets. We have an effective shelf registration on Form S-3 that we filed with the Securities and Exchange Commission for the potential issuance of up to $40 million of common stock, preferred stock, debt securities or warrants.  The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and the value of our common stock.

CRITICAL ACCOUNTING POLICIES

In our Form 10-K for the year ended December 31, 2002, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to inventories, allowance for doubtful accounts, valuation of long-lived and intangible assets, revenue recognition and litigation claims. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2003. We did not make any changes in those policies during the three months ended September 30, 2003.

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

•                  any failure of the biopharmaceuticals developed by us or our collaborators to show therapeutic effect or an acceptable safety profile in clinical trials;

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

•                  our exposure to product liability;

•                  risks associated with international operations and collaborations;

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents. We place our investments in high-quality financial instruments, primarily U.S. Treasury funds and certificates of deposit, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2003, we had cash and cash equivalents of approximately $18.4 million consisting of cash and highly liquid, short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2003, we had $15.1 million outstanding under long-term obligations.  Interest rates on $8.1 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements, product sales, sales office subsidiaries and a research subsidiary located outside the United States. Sales offices in the United Kingdom, Germany and Japan were sold to Pyrosequencing as part of the sale of Biotage.  Transactions under certain of these agreements and by our subsidiaries are conducted in local foreign currencies.  If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

(b)   - Reports on Form 8-K

i.                  We filed a Current Report on Form 8-K on July 30, 2003, in order to furnish to the Securities and Exchange Commission a press release issued by us announcing our financial results for the second quarter of 2003.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: November 6, 2003
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