Form 10-Q
period 2004-06-30
DYAX CORP
filed 2004-08-04
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of August 2, 2004:  31,418,286.

DYAX CORP.

TABLE OF CONTENTS

PART I		FINANCIAL INFORMATION	Page

Item 1	-	Financial Statements

		Consolidated Balance Sheets (Unaudited) as of June 30, 2004 and December 31, 2003	3

		Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003	4

		Consolidated Statements of Cash Flows (Unaudited) For the six months ended June 30, 2004 and 2003	5

		Notes to Unaudited Consolidated Financial Statements	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	-	Controls and Procedures	21

PART II -		OTHER INFORMATION

Item 4	-	Submission of Matters to a Vote of Security Holders	22

Item 6	-	Exhibits and Reports on Form 8-K	22

Signature			24

Exhibit Index			25

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$32,315,000	$36,508,000
Short term investments	33,908,000	—
Accounts receivable, net of allowances for doubtful accounts of $75,000 at June 30, 2004 and December 31, 2003	1,257,000	4,683,000
Cash in escrow	3,500,000	5,000,000
Prepaid research and development	1,078,000	2,568,000
Other current assets	1,517,000	586,000

Total current assets	73,575,000	49,345,000

Fixed assets, net	10,341,000	10,793,000
Intangibles, net	2,667,000	2,917,000
Restricted cash	5,098,000	5,213,000
Investment in joint venture (Kallikrein LLC)	607,000	817,000
Other assets	201,000	201,000

Total assets	$92,489,000	$69,286,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,667,000	$12,329,000
Current portion of deferred revenue	3,365,000	6,149,000
Current portion of long-term obligations	2,626,000	3,413,000

Total current liabilities	13,658,000	21,891,000

Deferred revenue	2,306,000	1,524,000
Obligation to related party	7,000,000	7,000,000
Long-term obligations	3,527,000	3,648,000
Other long-term liabilities	1,121,000	1,278,000

Total liabilities	27,612,000	35,341,000

Commitments and Contingencies (Notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at June 30, 2004 and December 31, 2003; 0 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 125,000,000 and 50,000,000 shares authorized at June 30, 2004 and December 31, 2003, respectively; 31,350,477 and 24,887,757 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	314,000	249,000
Additional paid-in capital	198,020,000	151,445,000
Accumulated deficit	(133,853,000)	(118,242,000)
Deferred compensation	—	(47,000)
Accumulated other comprehensive income	396,000	540,000

Total stockholders’ equity	64,877,000	33,945,000

Total liabilities and stockholders’ equity	$92,489,000	$69,286,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product development and license fee revenues	$4,074,000	$3,348,000	$9,771,000	$7,204,000

Research and development:
Research and development expenses	9,499,000	6,091,000	19,831,000	12,757,000
Less research and development expenses reimbursed by joint venture (Kallikrein LLC)	(2,299,000)	(833,000)	(3,809,000)	(833,000)

Net research and development expenses	7,200,000	5,258,000	16,022,000	11,924,000

Equity loss in joint venture (Kallikrein LLC)	1,334,000	—	2,216,000	—

General and administrative expenses	3,686,000	3,444,000	6,961,000	6,176,000

Total operating expenses	12,220,000	8,702,000	25,199,000	18,100,000

Loss from operations	(8,146,000)	(5,354,000)	(15,428,000)	(10,896,000)

Other income (expense):
Interest income	213,000	54,000	343,000	138,000
Interest expense	(243,000)	(343,000)	(526,000)	(680,000)
Total other expense	(30,000)	(289,000)	(183,000)	(542,000)

Loss from continuing operations	(8,176,000)	(5,643,000)	(15,611,000)	(11,438,000)

Loss from discontinued operations of Biotage, net of tax	—	(426,000)	—	(1,010,000)

Net loss	(8,176,000)	(6,069,000)	(15,611,000)	(12,448,000)

Other comprehensive income (loss):
Foreign currency translation adjustments	12,000	(23,000)	3,000	(23,000)
Unrealized loss on short term investments	(162,000)	—	(148,000)	—
Comprehensive loss	$(8,326,000)	$(6,092,000)	$(15,756,000)	$(12,471,000)

Basic and diluted loss per share:
Loss from continuing operations	$(0.26)	$(0.23)	$(0.50)	$(0.51)
Loss from discontinued operations of Biotage	—	(0.02)	—	(0.05)
Net loss	$(0.26)	$(0.25)	$(0.50)	$(0.55)
Shares used in computing basic and diluted net loss per share	31,192,423	24,479,314	30,916,949	22,440,252

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(15,611,000)	$(11,438,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of premiums and discounts on marketable securities	263,000	—
Depreciation and amortization of fixed assets	1,556,000	1,546,000
Amortization of intangibles	250,000	250,000
Compensation expenses associated with stock options	263,000	282,000
Equity loss in joint venture (Kallikrein LLC)	2,216,000	—
Loss on disposal of fixed assets	—	23,000
Changes in operating assets and liabilities, net of divestiture
Accounts receivable	3,426,000	(1,834,000)
Prepaid research and development, and other assets	552,000	(1,935,000)
Accounts payable and accrued expenses	(4,640,000)	1,388,000
Deferred revenue	(2,002,000)	798,000
Other long-term liabilities	—	373,000
Net cash used in operating activities	(13,727,000)	(10,547,000)

Cash flows from investing activities:
Purchase of fixed assets	(906,000)	(77,000)
Purchase of short term investments	(34,319,000)	—
Restricted cash	(29,000)	(148,000)
Cash released from escrow	1,500,000	—
Notes receivable, employees	—	1,320,000
Investment in joint venture (Kallikrein LLC)	(2,006,000)	—
Net (used in) cash provided by investing activities	(35,760,000)	1,095,000

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	1,676,000	87,000
Net proceeds from common stock offerings	44,749,000	8,261,000
Proceeds from long-term obligations	557,000	171,000
Repayment of long-term obligations	(1,680,000)	(1,782,000)
Net cash provided by financing activities	45,302,000	6,737,000
Effect of foreign currency translation on cash balances	(8,000)	42,000
Net cash provided by discontinued operations	—	37,000

Net decrease in cash and cash equivalents	(4,193,000)	(2,635,000)
Cash and cash equivalents at beginning of the period	36,508,000	28,199,000

Cash and cash equivalents at end of the period	$32,315,000	$25,564,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company principally focused on the discovery, development and commercialization of antibody, protein and peptide based therapeutic products. The Company currently has two product candidates in or entering into Phase II clinical trials for three indications. DX-88 is being studied, in collaboration with Genzyme Corporation, for the treatment of hereditary angioedema (HAE).  Independent of this collaboration with Genzyme, the Company is studying the use of DX-88 for the prevention of blood loss and other systemic inflammatory responses in on-pump open-heart surgery and other surgical indications.  The Company’s second product candidate, DX-890, is being studied for the treatment of cystic fibrosis. In June 2004, the Company released positive top line results from its dose escalating placebo-controlled study for the treatment of patients with HAE.  Dyax is also currently conducting an open-label, repeat dose Phase II clinical trial of DX-88 for the treatment of patients with HAE.  It is a multi-center trial with investigational sites in the United States and worldwide. In connection with the study of DX-88 for surgical indications, the Company has completed a Phase I/II study of DX-88 in the United States in patients undergoing coronary artery bypass grafting surgery (CABG) and released positive top line results in December 2003.  The Company is initiating two additional Phase II clinical trials in this indication in the second half of 2004.  One, which will be conducted in Italy, will be a placebo-controlled study in high risk patients. The other, which will be conducted in the United States, will compare DX-88 to aprotinin, currently marketed by Bayer AG under the name of Trasylol®, for the reduction of blood loss in CABG patients. The Company’s collaborator for DX-890, Debiopharm S.A., has completed two open label, Phase IIa clinical trials, one in adults and one in pediatric cystic fibrosis patients, and Debiopharm intends to initiate a placebo-controlled Phase II clinical trial in Europe in this indication in the second half of 2004.

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior periods have been reclassified in the accompanying unaudited consolidated financial statements in order to be consistent with current period classifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.                                       DISCONTINUED OPERATIONS OF BIOTAGE

On October 29, 2003, the Company completed the sale of its wholly owned subsidiary, Biotage, LLC, formerly operated as Biotage, Inc. (Biotage), to Pyrosequencing AB.  The purchase price was $35.0 million before transaction expenses and deduction for approximately $4.6 million of Biotage debt.  Dyax received $25.4 million in cash at closing and paid approximately $2.5 million in transaction expenses.  An additional $5.0 million was held in an indemnity escrow to cover the representations, warranties and covenants of Dyax contained in the agreement.  On April 29, 2004, $1.5 million of the escrow was paid to Dyax and the remaining will be payable to Dyax on October 29, 2004, to the extent that there are no valid claims against the escrow.  For the three and six months ended June 30, 2003, operations of Biotage that were sold to Pyrosequencing are presented as discontinued operations in consolidated statements of operations and comprehensive loss and in the consolidated statements of cash flows.

The following table presents operating results for the discontinued operations of Biotage for the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Separations product revenues	$5,034,000	$10,453,000

Costs and expenses:
Cost of products sold	2,182,000	4,627,000
Research and development	691,000	1,493,000
Selling, general and administrative	2,515,000	5,203,000

Total costs and expenses	5,388,000	11,323,000

Loss from operations	(354,000)	(870,000)

Other (expense) income, net	(72,000)	(140,000)

Loss from discontinued operations	$(426,000)	$(1,010,000)

3.                                       STOCKHOLDERS’ EQUITY

In January 2004, the Company sold 6,000,000 shares of its common stock (including 780,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $7.93 per share in a registered underwritten public offering, which resulted in net proceeds to the Company of approximately $44.7 million.

On May 20, 2004, at the Company’s Annual Meeting, its shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from fifty million to one hundred and twenty-five million.

Stock Options:  The Company’s Amended and Restated 1995 Equity Incentive Plan (the Plan) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Company accounts for the Plan using the intrinsic value method prescribed under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.  The fair value of each stock option granted is estimated under the Black-Scholes option pricing model on the grant date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(8,176,000)	$(6,069,000)	$(15,611,000)	$(12,448,000)
Non-cash stock-based employee compensation expense included in net loss as reported	223,000	142,000	263,000	282,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,420,000)	(2,292,000)	(4,646,000)	(4,556,000)
Pro forma net loss	$(10,373,000)	$(8,219,000)	$(19,994,000)	$(16,722,000)

Basic and diluted net loss per share as reported	$(0.26)	$(0.25)	$(0.50)	$(0.55)
Pro forma basic and diluted net loss per share	$(0.33)	$(0.34)	$(0.65)	$(0.75)

4.                                       SHORT TERM INVESTMENTS

The Company considers its investment portfolio of short term investments available-for-sale as defined in FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2004, the Company’s short term investments consist of obligations of U.S. government agencies with an amortized cost of $34.1 million, estimated fair value of $33.9 million and had an unrealized loss of $148,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  All short term investments mature in one year or less.  The Company held no short term investments at December 31, 2003.

5.                                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2004	December 31, 2003

Accounts payable	$2,670,000	$5,426,000
Advance from joint venture (Kallikrein LLC)	962,000	1,437,000
Accrued employee compensation and related taxes	1,326,000	1,855,000
Accrued external research and development and contract manufacturing	1,022,000	861,000

Other accrued liabilities	1,687,000	2,750,000
	$7,667,000	$12,329,000

6.                                       NET LOSS PER SHARE

Net loss per share is computed under FASB Statement No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 4,138,424 and 4,010,459 were outstanding at June 30, 2004 and 2003, respectively.

7.                                       RELATED PARTY TRANSACTIONS

Our Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. One of our directors is a director of Genzyme and another is a former officer of Genzyme.

At June 30, 2004 and December 31, 2003, Genzyme owned approximately 1.8% and 2.2%, respectively of the Company’s common stock outstanding.

Investment in Joint Venture (Kallikrein LLC)

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88. Under this agreement, which was amended on May 31, 2002, and again on September 30, 2003, the Company was initially responsible for all expenses incurred in connection with the development of DX-88 for the treatment of HAE through the completion of the first Phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme exercised its option to join Dyax in the formation of Kallikrein LLC, a jointly owned limited liability company, to manage the development and commercialization of DX-88.  Through the formation of Kallikrein LLC, Genzyme acquired a 49.99% financial interest in the DX-88 program and is now responsible for 49.99% of all costs incurred in connection with the development of DX-88 subsequent to completion of the first Phase II clinical trial. Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will also be obligated to pay the Company a milestone payment anticipated to be approximately $3.0 million. In addition, the Company will be entitled to receive approximately 50% of the profits realized by Kallilrein LLC and potential milestone payments of $10.0 million for the first FDA approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

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

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (4.25% at June 30, 2004) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2005. The Company may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of May 31, 2005. As of June 30, 2004, the Company satisfies the criteria for extending the maturity date of the note to May 31, 2007.  Accordingly, the note is presented as a long-term obligation to related party on the Company’s consolidated balance sheet.  At June 30, 2004 and December 31, 2003, there was $7.0 million outstanding under the loan.  At June 30, 2004 and December 31, 2003, the Company owed $70,000 and $488,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Kallikrein LLC. The Company and Genzyme are each required to fund 50% of the forecasted monthly expenses of Kallikrein LLC as needed. The Company has accounted for its interest in the LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Kallikrein LLC. Dyax’s 50.01% share of the LLC loss is recorded as an Equity Loss in Joint Venture (Kallikrein LLC) in the consolidated statements of operations and comprehensive loss. At June 30, 2004 and December 31, 2003, the Company’s investment in the joint venture was $607,000 and $817,000, respectively, which is recorded as an Investment in Joint Venture (Kallikrein LLC) in the consolidated balance sheets.

The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  Genzyme and Dyax fund the operations of the LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in the LLC, however it believes that its exposure to the expected losses of the LLC are slightly less than Genzyme’s and therefore is not the primary beneficiary of the LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated the LLC.

8.                             LITIGATION

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

George Pieczenik and I.C. Technologies America, Inc. sued the Company in 1999 for patent infringement of three United States patents. The complaint was initially filed against the Company in the United States District Court for the Southern District of New York, dismissed for lack of jurisdiction, and then refiled in the United States District Court in Massachusetts. On February 25, 2003, the District Court granted summary judgment of noninfringement in the Company’s favor with respect to the three asserted patents. On March 5, 2003, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). On September 23, 2003 the Federal Circuit affirmed the decision of the District Court granting summary judgment that the Company does not infringe the patents asserted by the plaintiff. The plaintiff then filed a petition for certiorari with the United States Supreme Court for the review of the Federal Circuit’s decision. On March 29, 2004, the Supreme Court denied the petition. On December 21, 2003, the plaintiff asked the Massachusetts District Court to reconsider its decision that the Company did not infringe plaintiff’s patents. The Massachusetts District Court denied plaintiff’s request on January 7, 2004. On January 19, 2004, plaintiff appealed that decision to the Federal Circuit.  That appeal is still pending.

George Pieczenik also filed a second action in the United States District Court for the Southern District of New York, alleging, among other things, that the Company (and each of several other defendants) infringes another of his patents, which was issued on August 12, 2003. The Company challenged this lawsuit on several grounds (including jurisdictional and venue grounds) and on October 9, 2003 the District Court dismissed the action as to the Company. The Court subsequently dismissed the action as to one of the Company’s directors and one of its former officers. As a result, the Company, its directors and officers are no longer parties to this action.

As of June 30, 2004, the Company was not engaged in any active court proceedings, although possible appeals are pending in the Pieczenik litigation. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. Because of the uncertainties related to the likelihood and amount of loss on any of its pending claims, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of those claims. As additional information becomes available, the Company assess the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available to us in determining the level of liability reserves. As of June 30, 2004, there were no reserves for litigation settlements. The Company does not expect the outcome of any of the above matters to have a material impact on its financial position or results of operations.

9.                                       BUSINESS SEGMENTS

The Company discloses business segments under Statement of Financial Accounting Standards (FASB) 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. On October 29, 2003, the Company sold its separations products business known as Biotage, which was previously disclosed as the Separations segment. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of June 30, 2004 and December 31, 2003, the Company had approximately $1.9 million of long-lived assets located in Europe, with the remainder held in the United States. For the three and six months ended June 30, 2004 and 2003, the Company did not have any revenues outside the United States.

10.                                 RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 03-06, “Participating  Securities  and the  Two-Class  Method under FASB 128,  Earnings Per Share.  EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a  participating  security and how to apply the two-class  method of computing EPS once it is determined that a security is participating,  including how to  allocate  undistributed  earnings  to such a  security.  The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004.  The adoption of EITF No. 03-06 had no effect on the Company’s financial position, results of operations or cash flows.

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

On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary Biotage, LLC, formerly operated as Biotage, Inc. (Biotage), to Pyrosequencing AB. The sale of Biotage has allowed us to focus exclusively on biotherapeutics, and the cash generated by the sale of Biotage will help us advance our clinical programs as well as the pre-clinical candidates in our pipeline. The purchase price was $35.0 million before transaction expenses and deduction for approximately $4.6 million of Biotage debt. We received approximately $25.4 million in cash at closing and paid approximately $2.5 million in transaction expenses. An additional $5.0 million was held in an indemnity escrow to cover the representations, warranties and covenants of Dyax contained in the agreement.  On April 29, 2004, $1.5 million was paid to us and the remaining $3.5 million will be payable to us on October 29, 2004, to the extent that there are no valid claims against the escrow. As of August 4, 2004, there have been no claims made against the escrow.

We continued to incur losses in the second quarter of 2004 and expect to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for DX-88 and DX-890, and as we develop our discovery, research, marketing, sales and manufacturing capabilities.

Clinical Development Programs

DX-88 for HAE.     In collaboration with Genzyme, we are currently developing DX-88 as a treatment for HAE.  In March 2003, we successfully completed a nine-patient Phase II, dose ranging clinical trial in Europe and reported positive results.  In June 2004, we released positive top line results from our Phase II, 48 patient, dose escalating placebo-controlled study known as EDEMA1 and expect to present the complete results at a major medical conference later this year.  We are also conducting an open-label, repeat dose Phase II clinical trial known as EDEMA2. EDEMA2 is a multi-center trial with investigational sites in the US and worldwide.

 The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$2,299 ,000	$1,667,000	$3,809,000	$2,633,000
Less research and development expenses reimbursed by joint venture (Kallikrein LLC) per the consolidated statements of operations and comprehensive loss	(2,299,000)	(833,000)	(3,809,000)	(833,000)
Net research and development expenses for DX-88 for HAE	—	834,000	—	1,800,000
Equity loss in joint venture (Kallikrein LLC) separately classified within the consolidated statements of operations and comprehensive loss	1,334,000	—	2,216,000	—
Net loss on DX-88 for HAE program	$1,334 ,000	$834 ,000	$2,216 ,000	$1,800,000

During the three months ended June 30, 2004 (the 2004 Quarter), research and development expenses on this program totaled $2.3 million compared with $1.7 million in the three months ended June 30, 2003 (the 2003 Quarter). This increase was principally due to increased activity in the areas of manufacturing and quality to support our ongoing clinical trials.  During the 2004 Quarter Kallikrein LLC fully reimbursed us for our costs incurred on this program.  This reimbursement is recorded as research and development expenses reimbursed by joint venture (Kallikrein LLC) in our consolidated statements of operations and comprehensive loss because it includes funding we provided to Kallikrein LLC.

Kallikrein LLC had a net loss of approximately $2.7 million, for the 2004 Quarter. This loss represents the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portion of the loss, accounted for under the equity method, of $1.3 million is proportional to our 50.01% financial interest in the program and is separately classified within the consolidated statements of operations and comprehensive loss.

Based on results from our European Phase II trial, and EDEMA1 and EDEMA2 trials, we currently anticipate filing a Biologic License Application (BLA) for DX-88 for the treatment of HAE in

2005. If the FDA requires a subsequent Phase III clinical trial prior to such a filing then we anticipate filing the BLA in 2006.  In addition, in connection with the FDA’s agreement to lift a two-week clinical hold related to findings in preclinical animal studies of DX-88, we have designed and are conducting additional preclinical studies in support of potential product approval.  Based upon a 2005 BLA filing, we estimate Kallikrein LLC’s total remaining costs to commercialization to be in the range of $50 million to $58 million. We will be responsible for funding one half of these costs, or $25 million to $29 million. These costs exclude costs associated with the development of an alternative method for delivering the drug.

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

During the 2004 Quarter, research and development expenses on this program totaled $613,000 compared with $479,000 for the 2003 Quarter.  The increase in spending is attributable to an increase in manufacturing and pre-clinical expenses in addition to an increase in headcount related costs.   During the six months ended June 30, 2004 (the 2004 Period) research and development expenses on this program were $1.4 million compared with $1.6 million for the six months ended June 30, 2003 (the 2003 Period).  The decrease in spending is attributable to the $1.0 million option exercise price paid to Genzyme in the 2003 Period, partially offset by a $278,000 increase in clinical research costs and $274,000 in marketing costs. We are initiating two additional Phase II clinical trials in this indication in the second half of 2004.  One, which will be conducted in Italy, will be a placebo-controlled study in high risk patients.  The other will be conducted in the United States and will compare DX-88 to aprotinin, currently marketed by Bayer AG under the name of Trasylol®, for reduction of blood loss in CABG patients. We expect these trials to cost approximately $4.5 to $5.5 million. The trial to be conducted in the United States is currently planned to involve approximately 100 patients and may be expanded to a full Phase III clinical trial following an interim analysis of the data.  The expanded trial could involve approximately 1,000 patients and would entail significant additional costs. Before we proceed with any Phase III clinical trial, we plan to partner with another company or obtain additional financing that will allow us to develop the product independently.

DX-890 for Cystic Fibrosis.     In collaboration with Debiopharm S.A., DX-890 is being developed as a treatment for cystic fibrosis. Debiopharm has completed two open label, Phase IIa clinical trials with DX-890 in Europe, one in adult and one in pediatric cystic fibrosis patients, and is planning to initiate a placebo-controlled Phase II clinical trial for cystic fibrosis in the second half of 2004. In addition, we are currently considering alternatives to accelerate the clinical development of DX-890, including conducting independent clinical trials in the United States and elsewhere.

During the 2004 Quarter, we incurred research, development and manufacturing expenses on this program of $1.8 million compared with $504,000 in the 2003 Quarter. Research and development expenses on this program increased from the 2003 Quarter to the 2004 Quarter principally due to an increase in manufacturing costs resulting from the timing of cost recognition.  During the 2004 Period research and development expenses on this program were $5.1 million compared with $1.6 million for the 2003 Period.  The increase in spending is primarily due to an increase in manufacturing costs resulting from the timing of cost recognition.  These costs were fully funded by Debiopharm and are reflected in our product development revenues. Under our existing collaboration agreement, Debiopharm is responsible for the management of all non-clinical and clinical trials, all costs associated with such clinical trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 are fully funded by Debiopharm. This financial structure could be altered if we were to amend our collaboration agreement with Debiopharm and assume responsibility for the clinical development of DX-890.

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

Discovery Programs

Through internal discovery activities and through business relationships with academic institutions and biotechnology companies, we use our proprietary phage display technology to identify compounds with therapeutic potential. We have eleven discovery programs underway as described in our Annual Report on Form 10-K for 2003.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues increased to $4.1 million in the 2004 Quarter from $3.3 million in the 2003 Quarter, an increase of $726,000. This increase was primarily due to a $1.3 million quarter-to-quarter increase in revenue arising from our DX-890 product collaboration with Debiopharm, which was partially offset by a net decrease of $364,000 from our funded research agreements. On a quarter-to-quarter basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities.

Net Research and Development.     Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our net research and development expenses for the 2004 Quarter were $7.2 million, compared with $5.3 million for the 2003 Quarter. The increase was primarily due to an increase of $1.3 million of reimbursable manufacturing expenses under our DX-890 product collaboration during the 2004 Quarter compared to $40,000 in the 2003 Quarter.  The increase was also due to an increase of $361,000 in manufacturing expenses related to DX-88 for HAE, increases in licensing expenses of $325,000, increases in personnel costs of $299,000, and an aggregate of approximately $830,000 from smaller increases in other preclinical and discovery research expenses. The increase was partially offset by an increase of $1.5 million to $2.3 million in reimbursements from Kallikrein LLC for our costs associated with the development of DX-88 for the treatment of HAE. All development expenses incurred by the related parties on behalf of Kallikrein LLC are billed to and reimbursed by Kallikrein LLC. Because the reimbursement we received includes funding that we provided to the LLC, we record the reimbursement as a reduction of research and development expenses so that we present net research and development expenses in our consolidated statements of operations and comprehensive loss.

Equity Loss in Joint Venture (Kallikrein LLC).  The consolidated statement of operations and comprehensive loss also reflects our equity loss in joint venture (Kallikrein LLC) of $1.3 million in the 2004 Quarter.  This loss represents the Company’s pro rata share of Kallikrein LLC’s net loss.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $3.7 million for the 2004 Quarter compared to $3.4 million for the 2003 Quarter, an increase of $242,000. The increase was primarily due to a $111,000 increase in employee costs.

Discontinued Operations.     Our activities from discontinued operations for the 2003 Quarter were $426,000 and represent the operations of Biotage, which were sold to Pyrosequencing on October 29, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from period to period. Revenues increased to $9.8 million in the 2004 Period from $7.2 million in the 2003 Period, an increase of $2.6 million. This increase was primarily due to a $4.4 million period-to-period increase in revenue arising from our DX-890 product collaboration with Debiopharm. On a period-to-period basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities. This increase was partially offset by the recognition of $1.5 million in the 2003 Period under a funded research agreement with Human Genome Sciences, Inc., which was completed in June 2003.

Net Research and Development.      Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our net research and development expenses for the 2004 Period were $16.0 million, compared with $11.9 million for the 2003 Period. The increase was primarily due to an increase of $3.5 million of reimbursable manufacturing expenses under our DX-890 product collaboration during the 2004 Period. The increase was also due to an increase of $542,000 in manufacturing expenses related to DX-88 for HAE, increases in licensing expenses of $725,000, increases in personnel costs of $717,000, and an aggregate of approximately $895,000 from smaller increases in other preclinical and discovery research expenses.  The increase was partially offset by an increase of $3.0 million to $3.8 million in reimbursements from Kallikrein LLC for our costs associated with the development of DX-88 for the treatment of HAE.  All development expenses incurred by the related parties on behalf of Kallikrein LLC are billed to and reimbursed by Kallikrein LLC. Because the reimbursement we received includes funding that we provided to the LLC, we record the reimbursement as a reduction of research and development expenses so that we present net research and development expenses in our consolidated statements of operations and comprehensive loss. The 2003 Period’s research and development expenses also reflect the cost of exercising a $1.0 million option to purchase the rights to DX-88 for on-pump open-heart surgery and other surgical indications from Genzyme.

Equity Loss in Joint Venture (Kallikrein LLC).  The consolidated statement of operations and comprehensive loss also reflects our Equity Loss in Joint Venture (Kallikrein LLC) of $2.2 million in the 2004 Period.  This loss represents the Company’s pro rata share of Kallikrein LLC’s net loss.

 General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $7.0 million for the 2004 Period compared to $6.2 million for the 2003 Period, an increase of $785,000. The increase was primarily due to a $231,000 increase in premarketing activities relating to our compounds in clinical trials and a $196,000 increases in employee costs.

Discontinued Operations.     Our activities from discontinued operations for the 2003 Period were $1.1 million and represent the operations of Biotage, which were sold to Pyrosequencing on October 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through June 30, 2004, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $188 million, including net proceeds of $44.7 from our January 2004 registered underwritten public offering, $8.3 million from our March 2003 registered directed offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from biopharmaceutical product development and license fee revenues, our sale of our Biotage subsidiary in 2003 that raised $26.9 million in cash with another $3.5 million expected in October 2004, separations product revenues of our former Biotage division, interest income, long term obligations and other sources. As of June 30, 2004, we had cash and cash equivalents and short term investments aggregating $66.2 million. Our excess funds are currently invested in short term investments primarily consisting of  obligations of U.S. government agencies and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $13.7 million in the 2004 Period, compared with $10.5 million in the 2003 Period. Our cash used in operating activities for the 2004 Period consisted primarily of our net loss of $15.6 million, a decrease in accounts payable and accrued expenses of $4.6 million due to the timing of payments made and a decrease in deferred revenue of $2.0 million due primarily to the timing of revenue recognition on our collaboration with Debiopharm.  These uses of cash were partly offset by a decrease in accounts receivable of $3.4 million due to the timing and collection of billings, a $2.2 million equity loss in joint venture (Kallikrein LLC) and depreciation and amortization costs totaling $2.1 million.  Our cash used in operating activities for the 2003 Period consisted primarily of our net loss of $11.4 million and increases in accounts receivables, prepaid research and development and other assets totaling $3.8 million, partially offset by the $1.4 million provided by the change in accounts payable and accrued expenses relating to timing differences between incurring a liability and payment, and depreciation and amortization costs totaling $1.8 million.

Our investing activities used cash of $35.8 million in the 2004 Period, compared with providing $1.1 million in the 2003 Period.  Our investing activities for the 2004 Period included the purchase of mortgage securities and obligations of U.S. government agencies and related accrued interest receivable totaling $34.3 million with a portion of the proceeds from our January common stock offering and $2.0 million paid to Kallikrein LLC. The investing activities for the 2003 Period was primarily composed of $1.3 million received from an officer in full settlement of a note receivable.

The following table summarizes our cash contribution to and investment in our joint venture, Kallikrein LLC:

Six Months Ended June 30, 2004

Balance at beginning of period	$817,000
Investment in joint venture (Kallikrein LLC) per the consolidated statement of cash flows	2,006,000
Equity loss in joint venture (Kallikrein LLC) separately classified within the consolidated statements of operations and comprehensive loss	(2,216,000)

Balance at end of period	$607,000

Our financing activities provided cash of $45.3 million in the 2004 Period, compared with $6.7 million in the 2003 Period.   Our financing activities for the 2004 Period included net proceeds of $44.7 million from our January 2004 common stock offering and $1.7 million from the issuance of common stock under our employee stock purchase plan and exercise of stock options. These proceeds were partly offset by repayments of long-term obligations of $1.7 million. Our financing activities for the 2003 Period included net proceeds $8.3 million from our March 2003 registered directed offering. These proceeds were partially offset by $1.8 million in repayments of long-term obligations.

We have financed fixed asset acquisitions through capital leases and debt. Capital lease obligations are collateralized by the assets under lease. Certain debt obligations, as amended, are collateralized by a stand-by letter of credit for the amount financed, of which none is outstanding at June 30, 2004. As of June 30, 2004, these debt obligations totaled $549,000 and will be fully paid by December 31, 2004.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme agreed to loan us up to $7.0 million pursuant to a senior secured promissory note and security agreement, and we agreed to grant Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program. In addition, the security agreement, as amended contains certain financial covenants under which we must maintain at least $20.0 million in cash or cash equivalents based on our quarterly consolidated financial statements and maintain at least one continued listing standard for the Nasdaq National Market. The principal and all unpaid interest is due on the maturity date of May 31, 2005.  We may extend the maturity date to May 31, 2007 if the Amended Collaboration Agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of May 31, 2005. As of June 30, 2004, we satisfy the criteria for extending the maturity date of the note to May 31, 2007.  Accordingly, the note is classified as a long-term liability in the consolidated balance sheet.  As of June 30, 2004, we had borrowed the full $7.0 million available under the note, the terms of which are discussed in Note 7 to the consolidated financial statements.

Statements about our expectations of the period of time through which financial resources will be adequate to support our operations are forward-looking statements that involve risks and uncertainties. Actual results could vary as a result of a number of factors. We believe that existing cash and cash equivalents and short term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2006. Exclusive of net proceeds of $44.7 from our January 2004 common stock offering, we expect to use approximately $25 million in cash during 2004, net of the $5.0 million escrow from the sale of Biotage. If our existing resources and cash flows from product development and license fees are insufficient to satisfy our liquidity requirements or if market conditions are favorable, we may choose to sell additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Form 10-K for the year ended December 31, 2003 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the period ended June 30, 2004, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the period ended June 30, 2004. We did not make any changes in those policies during the three and six months ended June 30, 2004.

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

•                                          our limited experience in conducting clinical trials, regulatory processes, and sales and marketing activities, any or all of which may adversely impact our ability to commercialize any biopharmaceuticals we may develop;

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents, short term investments, long-term obligations and forward contracts for the purchase of foreign currency. We place our investments in high-quality financial instruments, primarily obligations of U.S. government agencies and money market funds backed by U.S. Treasury obligations, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2004, we had cash and cash equivalents of approximately $32.3 million primarily consisting of money market funds backed by U.S. Treasury obligations and short-term investments totaling $33.9 million consisting of investments in obligations of U.S. government agencies that mature over the next year. Our short-term investments will decline by an immaterial amount if market interest rates increase by 10%, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2004, we had $13.2 million outstanding under long-term obligations.  Interest rates on $6.2 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements and a research subsidiary located outside the United States. Transactions under certain of these agreements and by our subsidiary are conducted in local foreign currencies.  To help reduce our risk to changes in the foreign currency market, we have entered into some short term forward contracts. If exchange rates undergo a change of up to 10%, we will have to record a loss or gain on foreign currency of approximately $150,000.

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

(b)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 20, 2004. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a) Proposal to elect Henry E. Blair and Susan B. Bayh to the Board of Directors, each to serve a three-year term.

NOMINEE	VOTES FOR	VOTES WITHHELD
Henry E. Blair	25,165,365	1,199,367
Susan B. Bayh	25,176,926	1,187,806

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax.  The terms in office of directors James W. Fordyce, Thomas L. Kempner, Mary Ann Gray, Constantine E. Anagnostopoulos, Henry R. Lewis and David J. McLachlan continued after the meeting.

(b) Proposal to approve an amendment to Dyax’s Restated Certificate of Incorporation  to increase the number of authorized shares of our common stock by 75,000,000 shares from 50,000,000 to 125,000,000 shares. The proposal received a majority of the shares of Common Stock outstanding and therefore has been adopted.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
16,732,433	9,568,305	63,994

There were no broker non-votes with respect to this matter.

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)   - Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed herewith.

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

 (b)   - Reports on Form 8-K

During the quarter ended June 30, 2004, we filed or furnished with the Securities and Exchange Commission the following Current Reports on Form 8-K:

1. Form 8-K (Item 12) filed on April 27, 2004 announcing our financial results for the quarter ended March 31, 2004.*

2. Form 8-K (Items 5 and 7) filed on May 25, 2004 announcing that, pending further preclinical review, the FDA had placed DX-88 on clinical hold.

3. Form 8-K (Items 5 and 7) filed on June 4, 2004 announcing that the FDA had removed the clinical hold on DX-88 and given us permission to resume DX-88 clinical trials.

4. Form 8-K (Items 5 and 7) filed on June 14, 2004 announcing that our Phase II clinical trial of DX-88 for the treatment of hereditary angioedema met its primary endpoint.

*  Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange At of 1934.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: August 4, 2004
/s/ Stephen S. Galliker
Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed herewith.

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