Form 10-Q
period 2004-09-30
DYAX CORP
filed 2004-11-08
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2004

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of November 5, 2004: 31,527,154.

DYAX CORP.

TABLE OF CONTENTS

PART I		FINANCIAL INFORMATION	Page

Item 1	-	Financial Statements

		Consolidated Balance Sheets (Unaudited) as of September 30, 2004 and December 31, 2003	3

		Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003	4

		Consolidated Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2004 and 2003	5

		Notes to Unaudited Consolidated Financial Statements	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	-	Controls and Procedures	23

PART II	-	OTHER INFORMATION

Item 6	-	Exhibits	23

Signature			25

Exhibit Index			26

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,924,000	$36,508,000
Short-term investments	43,427,000	—
Restricted cash	375,000	—
Accounts receivable, net of allowances for doubtful accounts of $75,000 at September 30, 2004 and December 31, 2003	1,740,000	4,683,000
Cash in escrow	3,500,000	5,000,000
Prepaid research and development	1,079,000	2,568,000
Other current assets	785,000	586,000

Total current assets	68,830,000	49,345,000

Fixed assets, net	10,575,000	10,793,000
Intangibles, net	2,542,000	2,917,000
Restricted cash	4,656,000	5,213,000
Investment in joint venture (Dyax–Genzyme LLC)	598,000	817,000
Other assets	—	201,000

Total assets	$87,201,000	$69,286,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,552,000	$12,329,000
Current portion of deferred revenue	3,617,000	6,149,000
Current portion of long-term obligations	1,551,000	3,413,000

Total current liabilities	13,720,000	21,891,000

Deferred revenue	4,459,000	1,524,000
Obligation to related party	7,000,000	7,000,000
Long-term obligations	3,992,000	3,648,000
Other long-term liabilities	762,000	1,278,000

Total liabilities	29,933,000	35,341,000

Commitments and Contingencies (Notes 7 and 8)

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at September 30, 2004 and December 31, 2003; 0 shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 125,000,000 and 50,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 31,524,321 and 24,887,757 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	315,000	249,000
Additional paid-in capital	198,347,000	151,445,000
Accumulated deficit	(141,816,000)	(118,242,000)
Deferred compensation	—	(47,000)
Accumulated other comprehensive income	422,000	540,000

Total stockholders’ equity	57,268,000	33,945,000

Total liabilities and stockholders’ equity	$87,201,000	$69,286,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product development and license fee revenues	$3,260,000	$5,927,000	$13,031,000	$13,131,000

Research and development:
Research and development expenses	8,631,000	9,703,000	28,462,000	22,470,000
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	(2,529,000)	(1,068,000)	(6,338,000)	(1,901,000)

Net research and development expenses	6,102,000	8,635,000	22,124,000	20,569,000

Equity loss in joint venture (Dyax-Genzyme LLC)	1,489,000	—	3,705,000	—

General and administrative expenses	3,599,000	3,073,000	10,560,000	9,235,000

Total operating expenses	11,190,000	11,708,000	36,389,000	29,804,000

Loss from operations	(7,930,000)	(5,781,000)	(23,358,000)	(16,673,000)

Other income (expense):
Interest income	218,000	44,000	561,000	174,000
Interest expense	(251,000)	(311,000)	(777,000)	(983,000)
Total other expense	(33,000)	(267,000)	(216,000)	(809,000)

Loss from continuing operations	(7,963,000)	(6,048,000)	(23,574,000)	(17,482,000)

Loss from discontinued operations of Biotage, net of tax	—	(122,000)	—	(1,132,000)

Net loss	(7,963,000)	(6,170,000)	(23,574,000)	(18,614,000)

Other comprehensive income (loss):
Foreign currency translation adjustments	(14,000)	(4,000)	(11,000)	(27,000)
Unrealized gain (loss) on short-term investments	41,000	—	(107,000)	—
Comprehensive loss	$(7,936,000)	$(6,174,000)	$(23,692,000)	$(18,641,000)

Basic and diluted loss per share:
Loss from continuing operations	$(0.25)	$(0.25)	$(0.76)	$(0.75)
Loss from discontinued operations of Biotage	—	—	—	(0.05)
Net loss	$(0.25)	$(0.25)	$(0.76)	$(0.80)
Shares used in computing basic and diluted net loss per share	31,459,289	24,563,720	31,098,554	23,155,884

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(23,574,000)	$(17,482,000)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of premiums and discounts on marketable securities	508,000	—
Depreciation and amortization of fixed assets	2,380,000	2,285,000
Amortization of intangibles	375,000	375,000
Compensation expenses associated with stock options	268,000	424,000
Equity loss in joint venture (Dyax–Genzyme LLC)	3,705,000	—
Loss on disposal of fixed assets	—	9,000
Changes in operating assets and liabilities, net of divestiture
Accounts receivable	2,943,000	(1,000)
Prepaid research and development and other assets	1,491,000	899,000
Accounts payable and accrued expenses	(3,767,000)	(1,497,000)
Deferred revenue	403,000	(1,783,000)
Other long-term liabilities	(498,000)	375,000
Net cash used in operating activities from continuing operations	(15,766,000)	(16,396,000)

Cash flows from investing activities:
Proceeds from sale of assets	—	15,000
Purchase of fixed assets	(1,703,000)	(262,000)
Purchase of short-term investments	(44,043,000)	—
Restricted cash	174,000	(217,000)
Cash released from escrow	1,500,000	—
Notes receivable, employees	—	1,320,000
Investment in joint venture (Dyax–Genzyme LLC)	(3,486,000)	—
Net cash (used in) provided by investing activities from continuing operations	(47,558,000)	856,000

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	1,998,000	249,000
Net proceeds from common stock offerings	44,749,000	8,261,000
Proceeds from long-term obligations	557,000	171,000
Repayment of long-term obligations	(2,542,000)	(2,799,000)
Net cash provided by financing activities	44,762,000	5,882,000
Effect of foreign currency translation on cash balances	(22,000)	(123,000)
Net cash used in discontinued operations	—	(24,000)

Net decrease in cash and cash equivalents	(18,584,000)	(9,805,000)
Cash and cash equivalents at beginning of the period	36,508,000	28,199,000

Cash and cash equivalents at end of the period	$17,924,000	$18,394,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is focused on advancing novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. Dyax integrates the discovery and clinical development of its antibody, small protein and peptide compounds, with a goal of product commercialization.

Dyax currently has two recombinant small proteins, DX-88 and DX-890, in Phase II clinical development.  DX-88, a specific inhibitor of human plasma kallikrein, is being evaluated in Phase II trials for its potential to treat hereditary angioedema (HAE), a rare and life-threatening inflammatory disease. The DX-88 trials in HAE are being conducted by Dyax in a joint venture with Genzyme Corporation. Independently, Dyax is advancing DX-88 into Phase II trials in cardiac surgery, initially for its potential to reduce blood loss and related complications during on-pump coronary artery bypass grafting procedures.  DX-890, a specific inhibitor of human neutrophil elastase, is being evaluated in Phase II clinical trials for its potential in the treatment of cystic fibrosis (CF). The CF clinical trials are being conducted by Debiopharm S.A., Dyax’s collaborator for this program. Both DX-88 and DX-890 have received orphan drug designation in the United States of America (U.S.) and European Union, and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration for the treatment of HAE.

The Company identified DX-88 and DX-890 using its patented phage display technology, which rapidly selects compounds that bind with high affinity and specificity to therapeutic targets. The Company is using this technology to build a pipeline of drug candidates that may be advanced into clinical development on its own or in partnership with other companies. The Company is also leveraging phage display technology broadly through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. To date, the Company has granted licenses to over 75 companies and research institutions, including Amgen Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences, Inc. and MedImmune, Inc., to use its phage display technology and other technology to research and develop therapeutic, in vitro diagnostic and other products.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Quarterly Report on Form 10-Q. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated. Certain amounts from prior periods have been reclassified in the accompanying unaudited consolidated financial statements in order to be consistent with current period classifications.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.             DISCONTINUED OPERATIONS OF BIOTAGE

On October 29, 2003, the Company completed the sale of its wholly owned subsidiary, Biotage, LLC, formerly operated as Biotage, Inc. (Biotage), to Pyrosequencing AB.  The purchase price was $35.0 million before transaction expenses and deduction for approximately $4.6 million of Biotage debt.  Dyax received $25.4 million in cash at closing and paid approximately $2.5 million in transaction expenses.  An additional $5.0 million was held in an indemnity escrow to cover the representations, warranties and covenants of Dyax contained in the agreement.  On April 29, 2004, $1.5 million of the escrow was paid to Dyax and the remaining $3.5 million was paid to Dyax on November 2, 2004.  For the three and nine months ended September 30, 2003, operations of Biotage that were sold to Pyrosequencing are presented as discontinued operations in consolidated statements of operations and comprehensive loss and in the consolidated statements of cash flows.

The following table presents operating results for the discontinued operations of Biotage for the three and nine months ended September 30, 2003:

	Three Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2003
Separations product revenues	$5,043,000	$15,495,000

Costs and expenses:
Cost of products sold	2,158,000	6,785,000
Research and development	527,000	2,019,000
Selling, general and administrative	2,407,000	7,611,000

Total costs and expenses	5,092,000	16,415,000

Loss from operations	(49,000)	(920,000)

Other (expense) income, net	(73,000)	(212,000)

Loss from discontinued operations	$(122,000)	$(1,132,000)

3.             STOCKHOLDERS’ EQUITY

In January 2004, the Company sold 6,000,000 shares of its common stock (including 780,000 shares pursuant to the exercise by the underwriters of their over-allotment option) at a price of $7.93 per share in a registered underwritten public offering, which resulted in net proceeds to the Company of approximately $44.7 million.

On May 20, 2004, at the Company’s Annual Meeting, its shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase authorized common stock from 50 million to 125 million shares.

The Company’s Amended and Restated 1995 Equity Incentive Plan (the Plan) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Company accounts for the Plan using the intrinsic value method prescribed under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.  The fair value of each stock option granted is estimated under the Black-Scholes option pricing model on the grant date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(7,963,000)	$(6,170,000)	$(23,574,000)	$(18,641,000)
Non-cash stock-based employee compensation expense included in net loss as reported	6,000	142,000	268,000	424,000
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,805,000)	(2,287,000)	(7,652,000)	(6,574,000)
Pro forma net loss	$(10,762,000)	$(8,315,000)	$(30,958,000)	$(24,791,000)

Basic and diluted net loss per share as reported	$(0.25)	$(0.25)	$(0.76)	$(0.80)
Pro forma basic and diluted net loss per share	$(0.34)	$(0.34)	$(1.00)	$(1.07)

4.             SHORT-TERM INVESTMENTS

The Company considers its investment portfolio of short-term investments available-for-sale as defined in FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2004, the Company’s short-term investments consist of obligations of U.S. government agencies with an amortized cost of $43.5 million, estimated fair value of $43.4 million and had an unrealized loss of $107,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  All short-term investments mature in one year or less.  The Company held no short-term investments at December 31, 2003.

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2004	December 31, 2003

Accounts payable	$2,276,000	$5,426,000
Accrued employee compensation and related taxes	1,943,000	1,855,000
Advance from joint venture (Dyax–Genzyme LLC)	960,000	1,437,000
Accrued external research and development and contract manufacturing	898,000	861,000
Other accrued liabilities	2,475,000	2,750,000
	$8,552,000	$12,329,000

6.             NET LOSS PER SHARE

Net loss per share is computed under FASB Statement No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 3,810,599 and 4,438,982 were outstanding at September 30, 2004 and 2003, respectively.

7.             RELATED PARTY TRANSACTIONS

Our Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. One of our outside directors is a director of Genzyme and another is a former officer of Genzyme.

At September 30, 2004 and December 31, 2003, Genzyme owned approximately 1.7% and 2.2%, respectively of the Company’s common stock outstanding.

Investment in Joint Venture (Dyax–Genzyme LLC)

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88. Under this agreement, which was amended on May 31, 2002, and again effective as of September 30, 2003, the Company was initially responsible for all expenses incurred in connection with the development of DX-88 for the treatment of HAE through the completion of the first Phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme exercised its option under the collaboration agreement to join Dyax in the development and commercialization of DX-88 for HAE.  Through the creation of Dyax–Genzyme LLC (formerly known as Kallikrein LLC), Dyax and Genzyme now jointly own the rights to DX-88 for the treatment of HAE and are each responsible for 50% of all costs incurred in connection with the development of DX-88 subsequent to completion of the first Phase II clinical trial.  Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will also be obligated to pay the Company a milestone payment anticipated to be approximately $3.0 million. In addition, the Company will be entitled to receive approximately 50% of the profits realized by Dyax–Genzyme LLC and potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

Under the collaboration agreement, as amended, the Company had the option to purchase Genzyme’s interest in the application of DX-88 for all surgical indications, including the prevention of blood loss and other systemic inflammatory responses in on-pump open-heart surgery. The Company exercised this option in the first quarter of 2003 for $1.0 million.

When the Company and Genzyme first amended the collaboration agreement in May 2002, the Company and Genzyme also executed a senior secured promissory note under which Genzyme agreed to loan the Company up to $7.0 million.  Under a security agreement associated with this note, the Company agreed to grant Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program, including all intellectual property rights related to DX-88 for non-surgical applications. Under an amendment to the security agreement executed on October 15, 2003, Genzyme was granted a continuing security interest in the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. The security agreement, as amended, contains certain financial covenants, under which the Company must maintain at least $20.0 million in cash or cash equivalents based on the Company’s quarterly consolidated financial statements and that the Company maintains at least one continued listing standard for the Nasdaq National Market.

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (4.75 % at September 30, 2004) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2005. The Company may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of May 31, 2005. As of September 30, 2004, the Company satisfies the criteria for extending the maturity date of the note to May 31, 2007.  Accordingly, the note is presented as a long-term liability as an obligation to related party on the Company’s consolidated balance sheet.  At September 30, 2004 and December 31, 2003, there was $7.0 million outstanding under the loan.  At September 30, 2004 and December 31, 2003, the Company owed $183,000 and $488,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme are each required to fund 50% of the forecasted monthly expenses of Dyax–Genzyme LLC, as needed. The Company has accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At September 30, 2004 and December 31, 2003, the Company’s investment in the joint venture was $598,000 and $817,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.

The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  Genzyme and Dyax fund the operations of Dyax–Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in Dyax–Genzyme LLC, however it believes that its exposure to the expected losses of Dyax–Genzyme LLC are slightly less than Genzyme’s and therefore is not the primary beneficiary of Dyax–Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated Dyax–Genzyme LLC.

8.             LITIGATION

The Company’s first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in a proceeding in the European Patent Office. The Company has two divisional patent applications of the 597 Patent pending in the European Patent Office. The Company will not be able to prevent other parties from using its phage display technology in Europe if the European Patent Office does not grant the Company another patent. The Company cannot be assured that it will prevail in the prosecution of either of these patent applications.

George Pieczenik and I.C. Technologies America, Inc. sued the Company in 1999 for patent infringement of three United States patents. The complaint was initially filed against the Company in the United States District Court for the Southern District of New York, dismissed for lack of jurisdiction, and then refiled in the United States District Court in Massachusetts. On February 25, 2003, the District Court granted summary judgment of noninfringement in the Company’s favor with respect to the three asserted patents. On March 5, 2003, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Federal Circuit). On September 23, 2003, the Federal Circuit affirmed the decision of the District Court granting summary judgment that the Company does not infringe the patents asserted by the plaintiff. The plaintiff then filed a petition for certiorari with the United States Supreme Court for the review of the Federal Circuit’s decision. On March 29, 2004, the Supreme Court denied the petition. On December 21, 2003, the plaintiff asked the Massachusetts District Court to reconsider its decision that the Company did not infringe plaintiff’s patents. The Massachusetts District Court denied plaintiff’s request on January 7, 2004. On January 19, 2004, plaintiff appealed that decision to the Federal Circuit.  That appeal is still pending.

George Pieczenik also filed a second action in the United States District Court for the Southern District of New York, alleging, among other things, that the Company (and each of several other defendants) infringes another of his patents, which was issued on August 12, 2003. The Company challenged this lawsuit on several grounds (including jurisdictional and venue grounds) and on October 9, 2003, the District Court dismissed the action as to the Company. The Court subsequently dismissed the action as to one of the Company’s directors and one of its former officers. As a result, the Company, its directors and officers are no longer parties to this action.

As of September 30, 2004, the Company was not engaged in any active court proceedings, although possible appeals are pending in the Pieczenik litigation. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. Because of the uncertainties related to the likelihood and amount of loss on any of our pending claims, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome of those claims. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available to us in determining the level of liability reserves. As of September 30, 2004, there were no reserves for litigation settlements. The Company does not expect the outcome of any of the above matters to have a material impact on its financial position, results of operations or cash flows.

9.             BUSINESS SEGMENTS

The Company discloses business segments under Statement of Financial Accounting Standards (FASB) 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. On October 29, 2003, the Company sold its separations products business known as Biotage, which was previously disclosed as the Separations segment. Accordingly, the Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of September 30, 2004, the Company had approximately $2.3 million of long-lived assets located in Europe compared with $1.9 million as of December 31, 2003, with the remainder held in the United States. For the three and nine months ended September 30, 2004 and 2003, the Company did not have any revenues outside the United States.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, "Share-Based Payments", which is a proposed amendment to SFAS No. 123, "Accounting for Stock-Based Compensation".  The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  The FASB recently announced that a final standard would be effective for public companies for fiscal periods beginning after June 15, 2005.  The final standard is expected to offer alternative methods for determining fair value.  At the present time, the Company has not yet determined which valuation method it will use.

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

OVERVIEW

We are focused on advancing novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. We integrate the discovery and clinical development of our antibody, small protein and peptide compounds, with a goal of product commercialization.

We currently have two recombinant small proteins, DX-88 and DX-890, in Phase II clinical development.  DX-88, a specific inhibitor of human plasma kallikrein, is being evaluated in Phase II trials for its potential to treat hereditary angioedema (HAE), a rare and life-threatening inflammatory disease. The DX-88 trials in HAE are being conducted by us in a joint venture with Genzyme Corporation. Independently, we are advancing DX-88 into Phase II trials in cardiac surgery, initially for its potential to reduce blood loss and related complications during on-pump coronary artery bypass grafting procedures (CABG).  DX-890, a specific inhibitor of human neutrophil elastase, is being evaluated in Phase II clinical trials for its potential in the treatment of cystic fibrosis (CF). The CF clinical trials are being conducted by Debiopharm S.A., our collaborator for this program. Both DX-88 and DX-890 have received orphan drug designation in the United States of America (U.S.) and European Union, and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of HAE.

DX-88 and DX-890 were identified using our patented phage display technology, which rapidly selects compounds that bind with high affinity and specificity to therapeutic targets. We are using this technology to build a pipeline of drug candidates that we may advance into clinical development on our own or in partnership with other companies. We also leverage phage display technology broadly through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. To date, we have granted licenses to over 75 companies and research institutions, including Amgen Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences, Inc. and MedImmune, Inc., to use our phage display technology and other technology to research and develop therapeutic, in vitro diagnostic and other products.

On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary Biotage, LLC, formerly operated as Biotage, Inc. (Biotage), to Pyrosequencing AB. The sale of Biotage has allowed us to focus exclusively on biotherapeutics, and the cash generated by the sale of Biotage will help us advance our clinical programs as well as the pre-clinical candidates in our pipeline. The purchase price was $35.0 million before transaction expenses and deduction for approximately $4.6 million of Biotage debt. We received approximately $25.4 million in cash at closing and paid approximately $2.5 million in transaction expenses. An additional $5.0 million was held in an indemnity escrow to cover the representations, warranties and covenants of Dyax contained in the agreement.  On April 29, 2004, $1.5 million was paid to us and the remaining $3.5 million was paid to Dyax on November 2, 2004.

We continued to incur losses in the third quarter of 2004 and expect to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for DX-88 and DX-890, and as we develop our discovery, research, marketing, sales and manufacturing capabilities.

Clinical Development Programs

DX-88 for HAE.     In collaboration with Genzyme, we are currently developing DX-88 as a treatment for HAE.  In March 2003, we successfully completed a nine-patient Phase II, dose ranging clinical trial in Europe and reported positive results.  In June 2004, we released positive top line results from our Phase II, 48 patient, dose escalating placebo-controlled study known as EDEMA1 and will be presenting the complete results at a major medical conference in November 2004.  We are also conducting an open-label, repeat dose Phase II clinical trial known as EDEMA2. EDEMA2 is a multi-center trial with investigational sites in the U.S. and worldwide.  DX-88 for HAE has been granted orphan drug and Fast Track designation by the FDA.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$2,270,000	$2,228,000	$6,441,000	$5,164,000
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(2,529,000)	(1,068,000)	(6,338,000)	(1,901,000)
Net research and development expenses for DX-88 for HAE	(259,000)	1,160,000	103,000	3,263,000
Equity loss in joint venture (Dyax–Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	1,489,000	—	3,705,000	—
Net loss on DX-88 for HAE program	$1,230,000	$1,160,000	$3,808,000	$3,263,000

During the three months ended September 30, 2004 (the 2004 Quarter), research and development expenses on this program totaled $2.3 million compared with $2.2 million in the three months ended September 30, 2003 (the 2003 Quarter). This increase was principally due to increased activity in the areas of pharmacology and toxicology studies, and clinical trials offset by a decrease in manufacturing.  During the 2004 Quarter, Dyax–Genzyme LLC reimbursed us for our costs incurred on this program.  This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss because it includes funding we provided to Dyax–Genzyme LLC.

Dyax–Genzyme LLC had a net loss of approximately $3.0 million for the 2004 Quarter. This loss represents the total research and development expenses incurred by Dyax and Genzyme on DX-88 for

HAE. Our portion of the loss, accounted for under the equity method, of $1.5 million is proportional to our 50.01% financial interest in the program and is separately classified within the consolidated statements of operations and comprehensive loss.

Dyax and Genzyme are in ongoing discussions with the FDA to plan additional clinical work that will be required prior to filing a Biologics License Application (BLA) for product approval in addition to the clinical data collected to date through Phase II trials of DX-88 in HAE. Based upon initial guidance received from the agency, the companies expect to file a BLA after 2005.  Based upon the updated timeline for the BLA filing, we estimate Dyax–Genzyme LLC’s total remaining costs to commercialization to be in the range of $25 million to $46 million. We will be responsible for funding one half of these costs, or $13 million to $23 million. These costs exclude costs associated with the development of an alternative method for delivering the drug.

DX-88 for CABG.     Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing on-pump open-heart surgery, specifically coronary artery bypass graft surgery (CABG). During the first quarter of 2003, we exercised an option to purchase from Genzyme full rights to DX-88 for this and other surgical indications. The cost for exercising the option was $1.0 million and was expensed in the second quarter of 2003.

During the 2004 Quarter, expenses on this program totaled $619,000 compared with $397,000 for the 2003 Quarter.  The increase in spending is attributable to an increase in market research and manufacturing expenses in addition to an increase in headcount related costs.   During the nine months ended September 30, 2004 (the 2004 Period) expenses on this program were $2.1 million compared with $2.0 million for the nine months ended September 30, 2003 (the 2003 Period).  In the 2004 Period there was additional spending attributable to a $324,000 increase in market research costs, a $243,000 increase in clinical research costs, a $172,000 increase in personnel costs and $285,000 in other cost increases on this project.  The 2003 Period includes a one time, $1.0 million payment made to Genzyme for its interest in the application of DX-88 for surgical indications.

Prior to the end 2004, we plan to initiate a 120-patient Phase II clinical trial in this indication.  We expect this trial, which will be conducted in Italy as a placebo-controlled study in high risk patients, to cost approximately $3.5 million to $5.0 million.

Pending a decision on partnering with another company or self-funding, we are planning to conduct a 100-patient Phase II clinical trial in the U.S. to compare to aprotinin, currently marketed by Bayer AG under the name Trasylol®, for reduction of blood loss in CABG patients.  As currently designed, we expect this trial to cost approximately $4.5 million to $5.5 million.  Following an interim analysis of the data generated from this comparative trial, we may expand it into a full Phase III clinical trial, which would entail significant additional costs.

DX-890 for Cystic Fibrosis.     In collaboration with Debiopharm S.A., DX-890 is being developed as a treatment for cystic fibrosis, a fatal genetic mutation that causes problems including progressive lung destruction and frequent infections. Debiopharm has completed two Phase IIa clinical trials with DX-890 in Europe, one in adult and one in pediatric cystic fibrosis patients, and is planning to initiate Phase IIb clinical trial for cystic fibrosis prior to the end of 2004. In addition, we are currently considering alternative approaches to the clinical development of DX-890, including conducting independent clinical trials in the United States and elsewhere.

During the 2004 Quarter, we incurred research, development and manufacturing expenses on this program of $1.0 million compared with $3.3 million in the 2003 Quarter. Research and development expenses on this program decreased from the 2003 Quarter to the 2004 Quarter principally due to a decrease in manufacturing costs.  During the 2004 Period research and development expenses on this program were $6.1 million compared with $4.9 million for the 2003 Period.  The increase in spending is primarily due to an increase in manufacturing costs.  These costs were fully funded by Debiopharm and are reflected in our product development revenues. Under our existing collaboration agreement, Debiopharm is responsible for the management of all non-clinical and clinical trials, all costs associated with such clinical trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 are fully funded by Debiopharm. This financial structure could be altered if we were to amend our collaboration agreement with Debiopharm and assume responsibility for the clinical development of DX-890.

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

Discovery Programs

Through internal discovery activities and through business relationships with academic institutions and private biotechnology and pharmaceutical companies, we use our proprietary phage display technology to identify compounds with therapeutic and diagnostic potential. We have a total of seven discovery and development programs underway in oncology, three of which are in collaboration with other companies. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface proteins believed to be over expressed by certain tumors. We also have three discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company.  In addition, in collaboration with another company, we have a discovery and development program focused on an infectious disease target.

Licensing and Funded Research Activities

We have granted over 75 companies and institutions licenses to use our proprietary phage display technology and phage display libraries. These licenses allow others to exploit our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. In addition, we perform funded research for collaborators within the biopharmaceutical industry. We believe that these programs provide support for our patent position in phage display and for the usefulness of phage display as an enabling discovery technology. Additionally, these programs generate short-term and long-term value for us through licensing fees, milestones and royalties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues decreased to $3.3 million in the 2004 Quarter from $5.9 million in the 2003 Quarter, a decrease of $2.7 million. This decrease was primarily due to a decrease in funded research and development activities, including a $2.3 million quarter-to-quarter decrease in revenue arising from our DX-890 product collaboration with Debiopharm. On a quarter-to-quarter basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities.

Net Research and Development.      Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities, and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our net research and development expenses for the 2004 Quarter were $6.1 million, compared with $8.6 million for the 2003 Quarter. The decrease was primarily due to a decrease of $2.3 million in reimbursable manufacturing expenses under our DX-890 product collaboration during the 2004 Quarter compared to 2003 Quarter and a decrease of $851,000 in manufacturing expenses related to DX-88 for HAE due to the timing of manufacturing activities.  The decrease was also due to an increase of $1.5 million to $2.5 million in reimbursements from Dyax–Genzyme LLC for our costs associated with the development of DX-88 for the treatment of HAE. All development expenses incurred by the related parties on behalf of Dyax–Genzyme LLC are billed to and reimbursed by Dyax–Genzyme LLC. Because the reimbursement we received includes funding that we provided to Dyax–Genzyme LLC, we record the reimbursement as a reduction of research and development expenses so that we present net research and development expenses in our consolidated statements of operations and comprehensive loss.  These decreases were partially offset by increases in personnel costs of $522,000 due primarily to increased staffing levels in our development group, licensing expenses of $436,000, increases in preclinical and clinical trial expenses of $435,000 for DX-88 in HAE and an aggregate of approximately $678,000 from smaller increases in other preclinical and discovery research expenses.

Equity Loss in Joint Venture (Dyax–Genzyme LLC).  The consolidated statement of operations and comprehensive loss also reflects our equity loss in joint venture (Dyax–Genzyme LLC) of $1.5 million in the 2004 Quarter.  This loss represents our pro rata share of Dyax–Genzyme LLC’s net loss.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $3.6 million for the 2004 Quarter compared to $3.1 million for the 2003 Quarter, an increase of $526,000. The increase was primarily due to a $262,000 increase in professional fees and consulting expenses and a $107,000 increase in premarketing activities relating to our compounds in clinical trials.

Discontinued Operations.     Our activities from discontinued operations for the 2003 Quarter were $122,000 and represent the operations of Biotage, which was sold to Pyrosequencing on October 29, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from period to period. Revenues decreased to $13.0 million in the 2004 Period from $13.1 million in the 2003 Period, a decrease of $100,000. This decrease was primarily due to the recognition of $1.5 million in the 2003 Period under a funded research agreement with Human Genome Sciences, Inc., which was completed in June 2003, and a $1.4 million decrease in period-to-period revenue under a funded research agreement with Bracco Imaging S.P.A.  This decrease was partially offset by a $2.2 million period-to-period increase in revenue arising from our DX-890 product collaboration with Debiopharm. On a period-to-period basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities.

Net Research and Development.      Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical studies and trials, and to manufacture drug compounds and related supplies prior to FDA approval. Our net research and development expenses for the 2004 Period were $22.1 million, compared with $20.6 million for the 2003 Period. The increase was primarily due to increases in personnel costs of $1.5 million due primarily to increased staffing levels in our development group, and an increase of $1.2 million in reimbursable manufacturing expenses under our DX-890 product collaboration during the 2004 Period due to the timing of manufacturing activities.  The increase was also due to an increase in preclinical and clinical trial expenses of $754,000 for DX-88 in HAE, increases in licensing expense of $221,000 and an aggregate of approximately $2.3 million from smaller increases in other preclinical and discovery research expenses.  The increase was partially offset by an increase of $4.4 million to $6.3 million in reimbursements from Dyax–Genzyme LLC for our costs associated with the development of DX-88 for the treatment of HAE.  All development expenses incurred by the related parties on behalf of Dyax–Genzyme LLC are billed to and reimbursed by Dyax–Genzyme LLC. Because the reimbursement we received includes funding that we provided to Dyax–Genzyme LLC, we record the reimbursement as a reduction of research and development expenses so that we present net research and development expenses in our consolidated statements of operations and comprehensive loss.

Equity Loss in Joint Venture (Dyax–Genzyme LLC).  The consolidated statement of operations and comprehensive loss also reflects our Equity Loss in Joint Venture (Dyax–Genzyme LLC) of $3.7 million in the 2004 Period.  This loss represents our pro rata share of Dyax–Genzyme LLC’s net loss.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $10.6 million for the 2004 Period compared to $9.2 million for the 2003 Period, an increase of $1.3 million. The increase was primarily due to a $338,000 increase in premarketing activities relating to our compounds in clinical trials, a $282,000 increase in employee costs and $116,000 increase in professional fees and consulting expenses.

Discontinued Operations.     Our activities from discontinued operations for the 2003 Period were $1.1 million and represent the operations of Biotage, which was sold to Pyrosequencing on October 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through September 30, 2004, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $188 million, including net proceeds of $44.7 million from our January 2004 registered underwritten public offering, $8.3 million from our March 2003 registered directed offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from biopharmaceutical product development and license fee revenues, our sale of our Biotage subsidiary in 2003 that raised $26.9 million in cash with another $3.5 million received on November 2, 2004, separations product revenues of our former Biotage division, interest income, long-term obligations and other sources. As of September 30, 2004, we had cash and cash equivalents and short-term investments aggregating $61.4 million. Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills, obligations of U.S. government agencies and money market funds backed by U.S. Treasury obligations.

At September 30, 2004 our cash and cash equivalents ($17.9 million)  and short-term investments ($43.4 million) increased $24.8 million from December 31, 2003 to $61.4 million.  This increase was primarily due to the $46.7 million of net proceeds from issuances of common stock during the nine months ended September 30, 2004.  These issuances are from our January 2004 common stock offering which realized net proceeds of $44.7 million and from the issuance of common stock under our employee stock purchase plan and exercise of stock options which realized $2.0 million.  We invested $44.0 million of the net proceeds of our January 2004 common stock offering in short-term liquid investments as indicated in “Cash flows from investing activities” in the accompanying Consolidated Statements of Cash Flows. Without the 2004  equity transactions, cash, cash equivalents and short-term investments decreased by $21.9 million in the nine months ended September 30, 2004  reflecting our operating activities, other investing and financing activities described below.

The above reduction of cash, cash equivalents and short-term investments of $21.9 million results primarily from net cash used in operating activities of $15.8 million, the purchase of fixed assets of $1.7 million, the investment in the Dyax-Genezyme LLC joint venture of $3.5 million and the repayment of long-term obligations of $2.5 million offset by $2.1 million from the receipt of cash released from an escrow account and cash provided from additional long term obligations.  Our cash used in operating activities primarily consists of our loss from continuing operations after adding back non-cash charges principally related to depreciation and amortization and in 2004 our $3.7 million share in the loss of the joint venture (Dyax–Genzyme LLC).  Our cash used in operating activities is also impacted by changes to operating assets and liabilities which in the 2004 and 2003 Periods principally reflect the variability of the timing, billing, cash collection and cash payment to our vendors related to the manufacturing activities for our DX-890 product development program with Debiopharm.

The following table summarizes our cash contribution to and investment in our joint venture, Dyax–Genzyme LLC.

Nine Months Ended September 30, 2004

Balance at beginning of period	$817,000
Investment in joint venture (Dyax–Genzyme LLC) per the consolidated statement of cash flows	3,486,000
Equity loss in joint venture (Dyax–Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	(3,705,000)

Balance at end of period	$598,000

We have financed certain fixed asset acquisitions through capital leases and debt. Capital lease obligations are collateralized by the assets under lease. Certain debt obligations, as amended, are collateralized by a stand-by letter of credit for the amount financed, of which none is outstanding at September 30, 2004. As of September 30, 2004, these debt obligations totaled $278,000 and will be fully paid by December 31, 2004.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned us $7.0 million pursuant to a senior secured promissory note and security agreement, and we granted Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program. In addition, the security agreement, as amended contains certain financial covenants under which we must maintain at least $20.0 million in cash or cash equivalents based on our quarterly consolidated financial statements and maintain at least one continued listing standard for the Nasdaq National Market. The principal and all unpaid interest is due on the maturity date of May 31, 2005.  We may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of May 31, 2005. As of September 30, 2004, we satisfied the criteria for extending the maturity date of the note to May 31, 2007.  Accordingly, the note is classified as a long-term liability in the consolidated balance sheet.  As of September 30, 2004, we had borrowed the full $7.0 million available under the note, the terms of which are discussed in Note 7 to the consolidated financial statements.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2006. Exclusive of net proceeds of $44.7 million from our January 2004 common stock offering, we expect to use approximately $25 million in cash during 2004, net of the $5.0 million escrow payable to us from the sale of Biotage. If our existing resources and cash flows from product development and license fees are insufficient to satisfy our liquidity requirements or if market conditions are favorable, we may choose to sell additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Form 10-K for the year ended December 31, 2003 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the period ended September 30, 2004, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Form 10-K for the year ended December 31, 2003, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the period ended September 30, 2004. We did not make any changes in those policies during the quarter ended September 30, 2004.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents, short-term investments, long-term obligations and forward contracts for the purchase of foreign currency. We place our investments in high-quality financial instruments, primarily money market funds backed by U.S. Treasury obligations and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2004, we had cash and cash equivalents of approximately $17.9 million, primarily consisting of money market funds backed by U.S. Treasury obligations and short-term investments totaling $43.4 million consisting of investments in U.S. Treasury notes and bills and obligations of U.S. government agencies that mature over the next year. Our short-term investments will decline by an immaterial amount if market interest rates increase by 10%, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2004, we had $12.5 million outstanding under long-term obligations.  Interest rates on $5.5 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

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

Item 4 - CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2004 and incorporated herein by reference.

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

10.1	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed herewith.

10.2

Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its U.S. employees, including its executive officers. Filed herewith.

10.3	Form of the Company’s Nonstatutory Stock Option Certificate under the
Company’s Amended and Restated 1995 Equity Incentive Plan for its non-employee directors. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: November 8, 2004
/s/ Stephen S. Galliker
Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2004 and incorporated herein by reference.

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

10.1	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed herewith.

10.2

Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its U.S. employees, including its executive officers. Filed herewith.

10.3	Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its non-employee directors. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.