Form 10-K
period 2004-12-31
DYAX CORP
filed 2005-03-01
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

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
Company’s telephone number, including area code: (617) 225-2500

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 Par Value
(Title of Class)

Indicate by checkmark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the Company’s common stock held by nonaffiliates of the Company as of the last business day of the Company’s most recently completed fiscal second quarter, June 30, 2004, based on the last reported sale price of the Company’s common stock on The NASDAQ National Market as of the close of business on that day, was $368,368,105. The number of shares outstanding of the Company’s Common Stock, $.01 Par Value, as of February 25, 2005, was 31,578,981.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year-end of December 31, 2004, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Dyax,” “Company,” “we,” “ours,” and “us” refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, clinical trials and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results, research and development programs, clinical trials and collaborations include, without limitation, those set forth in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” to this Form 10-K, which is incorporated into this report by this reference.

ANNUAL REPORT ON FORM 10-K
INDEX

PART I

ITEM 1.   BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. We currently have two product candidates in or entering into Phase II clinical trials for three indications, and we are planning to initiate a Phase III trial of our lead product candidate in the first half of 2005. DX-88, a novel kallikrein inhibitor, is being studied in collaboration with Genzyme Corporation for the treatment of hereditary angioedema, or HAE, a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities. Independent of our collaboration with Genzyme, we are also studying DX-88 for the prevention of blood loss and other systemic inflammatory responses for patients undergoing on-pump, open-heart surgery, specifically coronary artery bypass graft, or CABG, surgery. Our second product candidate, DX-890, a novel inhibitor of neutrophil elastase, is being developed in collaboration with Debiopharm S.A. which is studying it for the treatment of cystic fibrosis. Both DX-88 and DX-890 have received orphan drug designation for their lead indications in the United States and the European Union and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of HAE.

DX-88 and DX-890 were identified using our patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets. We are using this powerful discovery engine to build a pipeline of drug candidates that we may advance into clinical development on our own or in partnership with other companies. We also leverage phage display technology broadly through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. Currently, over 75 companies and research institutions, including Amgen Inc., Biogen Idec, Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences, Inc. MedImmune, Inc. and Tanox, Inc., have licenses to use our phage display technology and phage display derived compounds to research and develop therapeutic, diagnostic and other products.

We have accumulated losses since inception as we have invested in the development of our therapeutic product candidates and in our ongoing research and discovery programs. We seek to offset some of these research and development costs by generating revenue from the partnering of our portfolio of product candidates and by leveraging our phage display technology. We do not expect to generate profits until therapeutic products from our development portfolio reach the market. Obtaining regulatory approvals to market therapeutic products is a long and arduous process. While we cannot currently predict with any accuracy when, if ever, we will obtain such approvals, we anticipate filing a BLA for DX-88 for HAE in 2006 if the planned Phase III clinical trial is successful and completed on schedule.

We incorporated in Delaware in 1989 and merged with Protein Engineering Corporation in August 1995.

Our Business Strategy

The following are the principal elements of our strategy:

Develop our proprietary biopharmaceutical products now in the clinic.   We have two internally discovered and developed small proteins now in clinical trials for three indications.

•  DX-88 for HAE.   In a 50/50 collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. Currently, we are conducting an open-label, repeat dose Phase II clinical trial known as EDEMA2 and plan to initiate a Phase III clinical trial, referred to as EDEMA3, during the first half of 2005. If the EDEMA3 trial is successful and completed on schedule, we, together with Genzyme, currently anticipate filing a BLA for DX-88 for the treatment of HAE in the United States and an equivalent Marketing Authorization Application for DX-88 for the treatment of HAE in the European Union in 2006.

In parallel with our clinical program in HAE, in collaboration with Genzyme we are also developing a subcutaneous formulation of DX-88 for at-home use. We are currently accelerating the development of the subcutaneous formulation because we believe that an at-home product would give patients the most control over the debilitating effects of HAE and will also maximize the market potential for DX-88.

•  DX-88 for CABG.   We are independently developing DX-88 as a treatment for patients undergoing CABG surgery. We retain all commercial rights for DX-88 in all surgical indications. Subject to the successful completion of ongoing negotiations to partner this indication with another company, we are planning to conduct a Phase II trial in the United States to compare DX-88 to aprotinin, currently marketed by Bayer AG under the name Trasylol®, for reduction of blood loss in CABG patients. The trial in the United States is currently planned to involve approximately 100 patients and may be expanded to a larger trial following an interim analysis of the data.

•  DX-890 for cystic fibrosis.   In collaboration with Debiopharm S.A., DX-890 is being developed as a treatment for cystic fibrosis and Debiopharm recently initiated a placebo-controlled Phase II clinical trial for this indication. We are currently negotiating with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and acute respiratory distress syndrome (ARDS). Under the proposed amendment, we would receive milestones and royalties from Debiopharm in connection with its ongoing development of DX-890. We would also receive worldwide rights to commercialize our independently developed, long-acting, pegylated form of DX-890 (known as PEG-DX-890). Currently, we are exploring the potential for advancing PEG-DX-890 into development for other pulmonary indications, which could include chronic obstructive pulmonary disease (COPD) and alpha-1 antitrypsin deficiency.

Discover and develop additional proprietary biopharmaceutical products.   We are also expanding our pipeline by identifying antibodies, peptides and small proteins that may be developed as product candidates, primarily for the treatment of some inflammatory diseases and cancers. We intend to discover new leads for targets that we identify or license from others. We intend to develop and commercialize these leads ourselves or through collaborative arrangements.

Leverage our phage display technology.   We use our phage display technology to advance our business objectives in a variety of ways:

•  Through biopharmaceutical product collaborations.   We are leveraging our technology and maximizing our opportunities through collaborative arrangements with several biotechnology and pharmaceutical companies for the discovery and/or development of antibody and peptide-based biopharmaceuticals.

•  By licensing our phage display patents and libraries.   We are further creating value from our phage display technology by licensing our patents and phage display libraries to companies and institutions on a non-exclusive basis to encourage the broad application of our technology.

•  In non-therapeutic areas.   We also offer our phage display technology to collaborators and licensees operating outside of the therapeutic field to develop diagnostic products for in vivo imaging and in the areas of separations and research reagents.

Continue to extend our intellectual property and technology.   We plan to continue to develop our technology internally and may acquire technology that is complementary to our existing technology. Through our patent licensing program, we will continue to enhance our phage display technology by gaining access to phage display improvements that our licensees develop. We have also entered into cross licensing agreements under which we have licensed our phage display patents to third parties and have received in the same agreements rights to practice under the phage display related patents of these third parties.

Clinical Development Programs

Our clinical development program consists of two product candidates that we discovered and developed using our proprietary phage display technology. These product candidates are now in clinical trials for three indications.

DX-88.   The enzyme plasma kallikrein is a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases. Using phage display, we have developed DX-88, which we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. We believe that the profile of DX-88 may allow for fewer side effects and/or greater efficacy than other marketed inhibitors of kallikrein, which lack DX-88’s specificity and affinity for plasma kallikrein.

•  Treatment of HAE.   Hereditary angioedema, or HAE, affects between 13,000 and 66,000 individuals in the United States and Europe. HAE is a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities. Severe swelling of the larynx is life threatening and may require insertion of a breathing tube into the airway to prevent asphyxiation. In the United States, the only currently approved and available treatments are steroids, pain control, restriction of the inciting activity (e.g., repetitive motion such as typing or hammering), and rehydration. Patients are frequently given synthetic anabolic steroids but these have a variety of side effects and may not be well tolerated. Published research indicates that plasma kallikrein is a primary mediator of both the pain and swelling in HAE. We believe that DX-88 has the potential to decrease both the severity and frequency of symptoms during acute HAE attacks and, therefore, may provide an effective treatment for this disease.

In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. In March 2003, we successfully completed a nine patient Phase II, dose ranging clinical trial in Europe and reported positive results. In May 2004, we successfully completed a Phase II, 48 patient, dose escalating placebo-controlled study, known as EDEMA1, in which DX-88 achieved statistical significance with respect to the primary clinical endpoint of the trial: significant improvement within four hours. Additionally, DX-88 was well tolerated and a clinical benefit was observed for all types of HAE attacks, including potentially fatal laryngeal attacks. Currently, we are conducting an open-label, repeat dose Phase II clinical trial known as EDEMA2, a multi-center trial with 21investigational sites in the United States and Canada. EDEMA2 is designed to evaluate the safety and efficacy of DX-88 when administered to patients suffering multiple, separate attacks of HAE. To date, there have been no serious adverse events reported in the EDEMA2 trial and the interim results, based on the analysis of 61 attacks treated with DX-88 in 34 patients, suggest that DX-88 can provide repeated therapeutic benefit to HAE patients and that there is no apparent decrease in DX-88’s effects on HAE in patients exposed to multiple doses. We also plan to initiate a Phase III clinical trial of DX-88 for the treatment of HAE, referred to as EDEMA3, during the first half of 2005. If the EDEMA3 trial is successful and completed on schedule, we, together with Genzyme, currently anticipate filing a BLA for DX-88 for the treatment of HAE in the United States and an equivalent Marketing Authorization Application for DX-88 for the treatment of HAE in the European Union in 2006. DX-88 for the treatment of HAE has received orphan drug designation in the United States and the European Union and has been granted Fast Track designation by the FDA.

In addition to the intravenous formulation of DX-88 that has been and is being used in our current clinical trials, Dyax and Genzyme are developing a subcutaneous formulation that would allow at-home use. We believe that an at-home product will give patients the most control over the debilitating effects of HAE and also maximize the market potential for DX-88. Therefore, we are currently accelerating the development of the subcutaneous formulation.

•  Mitigation of complications of CABG.   In the United States, there are over 500,000 cardiac surgeries annually that use cardiopulmonary bypass, the majority of which involve CABG procedures. On-pump, open-heart surgery elicits a systemic inflammatory response, which adversely affects the patient post-operatively. Many patients undergoing CABG experience significant intraoperative blood loss, requiring transfusion. In addition, an estimated 25% of patients have post-operative cardiac, pulmonary, hematologic or renal dysfunction. Kallikrein has been implicated in the body’s response to on-pump, open-heart surgery as a major contributor to the significant blood loss seen in CABG patients and to the pathologic inflammation that plays a role in the complications of CABG surgery.

We are currently developing DX-88 as a treatment for patients undergoing CABG surgery. This program is being conducted independent of our collaboration with Genzyme with respect to DX-88 for the treatment of HAE and we retain all commercial rights to DX-88 for all surgical indications. In December 2003, we completed the evaluation of DX-88 in a Phase I/II trial in the United States in patients undergoing CABG surgery. Subject to the successful completion of ongoing negotiations to partner this indication with another company, we are planning to conduct a Phase II trial in the United States to compare DX-88 to aprotinin, currently marketed by Bayer AG under the name of Trasylol®, for reduction of blood loss in CABG patients. The trial in the United States is currently planned to involve approximately 100 patients and may be expanded to a larger clinical trial following an interim analysis of the data. We believe that DX-88 may have benefits over this existing therapy, as it is a recombinant human protein rather than animal derived, which may make it appear less foreign to the patient’s immune system. DX-88 has also been shown in vitro to be 1,000 times more potent than aprotinin as an inhibitor of plasma kallikrein. In addition, recent studies have also demonstrated neuroprotective effects of DX-88 on brain ischemia and reperfusion injury in an animal model, indicating the potential for DX-88 to treat or prevent neurocognitive deficit that may occur as a result of CABG surgery. These findings have led us to consider expanding the profile of DX-88 to include an evaluation of neurocognitive protection in future clinical trials.

DX-890.   In a number of inflammatory diseases, the body secretes an excessive amount of the enzyme known as neutrophil elastase, or elastase. While elastase plays an important role in normal body function, in inflammatory conditions it can lead to the destruction of normal tissue. Using phage display technology, we have developed a novel human neutrophil elastase inhibitor, DX-890. This inhibitor binds to elastase with high affinity and high specificity, suggesting that it may be a potent inhibitor for treatment of elastase mediated diseases.

There are approximately 55,000 patients in the United States and Europe who suffer from cystic fibrosis. The median survival age of cystic fibrosis patients is approximately 32 years. A genetic mutation causes a number of problems including progressive lung destruction and frequent infections in these patients. Large amounts of elastase are found in the lungs of cystic fibrosis patients where it is thought to play a significant role in the disease process. The elastase directly destroys lung tissue and contributes to recurrent pulmonary infections, a cycle of inflammation, and repeated tissue destruction. Current treatments inadequately prevent this cycle of inflammation, infection, and destruction of tissue. By blocking elastase, we believe that DX-890 may significantly prevent tissue destruction in cystic fibrosis and preserve pulmonary function.

Our collaborator for DX-890, Debiopharm, has completed two Phase IIa clinical trials of DX-890 in Europe, one in adult and one in pediatric cystic fibrosis patients, and has recently initiated a placebo-controlled Phase IIb trial for cystic fibrosis. Currently, we are in negotiations with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and acute respiratory distress syndrome (ARDS). Under the proposed amendment, we would receive milestones and royalties from Debiopharm in connection with its ongoing development of DX-890. We would also receive worldwide rights to commercialize our independently developed, long-acting, pegylated form of DX-890 (known as PEG-DX-890). Currently, we are exploring the potential for advancing PEG-DX-890into development for other pulmonary indications, which could include chronic obstructive pulmonary disease (COPD) and alpha-1 antitrypsin deficiency.

Collaborations For Clinical Development

Genzyme.   Under our collaboration agreement with Genzyme Corporation, we have established a joint venture, Dyax–Genzyme LLC (formerly known as Kallikrein LLC), which now owns the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result. In addition, we are entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The first such milestone payment, approximately $3.0 million, is due upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, which we anticipate will occur during 2005. In addition, we will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

The term of the joint venture is perpetual unless terminated by either party with prior written notice, upon a material breach by the other party or immediately upon a change of control or bankruptcy of the other party. We currently anticipate that this collaboration will not terminate until the parties determine that no commercial products will result from the collaboration or, if commercial products are eventually sold, until the sale of those products is no longer profitable. Because the drug discovery and approval process is lengthy and uncertain, we do not expect to be able to determine whether any commercial products will result under this collaboration until the completion of clinical trials.

When we first amended the collaboration agreement in May 2002, we also executed a senior secured promissory note and security agreement under which Genzyme agreed to loan us up to $7.0 million and we agreed to grant Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program. In addition, under the terms of the security agreement, once we exercised our option to purchase Genzyme’s interest in the application of DX-88 in on-pump, open-heart surgery and other surgical indications, we were required to pledge to Genzyme a percentage interest in our wholly owned subsidiary, Biotage. Under an amendment to the security agreement executed on October 15, 2003, Genzyme agreed to release the interest in Biotage pledged to it in exchange for a continuing security interest in Dyax’s rights to revenues from licenses of its fundamental phage display patent portfolio known as the Ladner patents. The security agreement, as amended, contains certain financial covenants under which we must (i) maintain at least $20.0 million in cash, cash equivalents and short-term marketable securities based on the Company’s quarterly consolidated financial statements and (ii) continue to satisfy at least one standard for continued listing of our securities on the NASDAQ National Market. As of December 31, 2004, we had borrowed the full $7.0 million available under the note.

Debiopharm.   We have a collaboration and license agreement with Debiopharm S.A., under which Debiopharm is developing our neutrophil elastase inhibitor, DX-890, for the treatment of cystic fibrosis. This agreement arose out of our March 1997 research and development program with Debiopharm for the clinical development of DX-890. Debiopharm is responsible for all preclinical and clinical trials and all costs associated with the clinical development of DX-890. Under our collaboration and license agreement, Debiopharm has exclusive rights to commercialize DX-890 in Europe for cystic fibrosis, acute respiratory distress syndrome (ARDS) and chronic obstructive pulmonary disease (COPD) and for these indications we have retained the rights to North America and the rest of the world. If we wish to outlicense the commercialization of any of these indications to a third party outside of Europe, Debiopharm has a right of first refusal to obtain the outlicensing rights. We have also retained worldwide rights to DX-890 for all other therapeutic indications, subject to Debiopharm’s first right to negotiate for a license in Europe should another party not already have such rights or if we do not wish to retain the indication. Under this collaboration, we are entitled to receive a percentage of revenues generated by Debiopharm from the commercialization of the cystic fibrosis product in Europe and we will pay Debiopharm a percentage of royalties we receive on product sales outside of Europe. None of the product candidates developed under this collaboration has been approved for sale. Thus, we have neither paid nor received any royalties to date and our future receipts of royalties will depend on future sales of any products that may be developed and approved for sale. The parties’ financial obligations to each other on product sales will expire on the later of ten years from the first commercial sale of a product or the life of the patent rights covering the product.

To date, Debiopharm’s progress in connection with the clinical development of DX-890 has been slower than expected, especially with regard to achieving clinical milestones established under our collaboration agreement. As a result of this issue, we are currently negotiating with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and ARDS. Under the proposed amendment, we would receive milestones and royalties from Debiopharm in connection with its ongoing development of DX-890. We would also receive worldwide rights to commercialize our independently developed, long-acting, pegylated form of DX-890 (known as PEG-DX-890). Currently, we are exploring the potential for advancing PEG-DX-890 into development for other pulmonary indications, which could include chronic obstructive pulmonary disease (COPD) and alpha-1 antitrypsin deficiency.

Other Biopharmaceutical Discovery and Development Programs

We are pursuing biopharmaceutical discovery and development programs in the fields of immunology, tumor angiogenesis, tumor biology and inflammation using our optimized phage libraries that express human antibodies, peptides and small proteins. We have been able to establish a broad discovery platform to identify compounds that interact with a wide array of targets that have been shown to be involved in pathologic processes and are membrane proteins or circulating proteins. Our discovery processes have been automated, thus we are now able to evaluate a large number of molecules binding to each target. In this way we can rapidly identify and select a specific antibody, peptide or small protein with the desired biochemical and biological characteristics. While our discovery research efforts are focused primarily on monoclonal antibodies, we are also testing the in vitro and in vivo efficacy of several of our peptide and small protein compounds.

We have a total of seven discovery and development programs underway in oncology, three of which are in collaboration with other companies. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels); inhibiting proteases believed to be associated with tumor growth and proliferation; and targeting cell surface proteins believed to be over expressed by certain tumors. We also have four discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery and development program focused on an infectious disease target.

Dyax’s Phage Display Technology

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

Living organisms, such as viruses, have the ability to display a foreign gene product, or protein, on their surfaces. Based on this ability of organisms to display proteins, our scientists in the late 1980s invented protein phage display, a novel method to individually display up to tens of billions of human antibodies, peptides and small proteins on the surface of a small bacterial virus called a bacteriophage or phage. Using phage display, we are able to produce and search through large collections, or libraries, of antibodies, small proteins and peptides to rapidly identify those compounds that bind with high affinity and high specificity to targets of interest. Our phage display process generally consists of the following steps:

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

The new phage genome is then transferred into laboratory bacteria, where the phage genome directs the bacterial cells to produce thousands of copies of each new phage. The collection of phage displaying multiple antibodies, peptides or small proteins is referred to as a phage display library. Because we can reproduce the phage display library by infecting a new culture of laboratory bacteria to produce millions of additional copies of each phage, we can use each library for a potentially unlimited number of screenings.

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

If the binding affinity of the compounds identified in an initial screening for a target is not considered sufficiently high, information derived from the binding compounds identified in the initial screening can be used to design a new focused library. The design, construction and screening of a second generation library, known as affinity maturation, can lead to increases of 10-to 100-fold in the affinity of the binding compounds for the target.

Evaluation of selected binding compounds.   Screening phage display libraries generally results in the identification of one or more groups of related binding compounds such as antibodies, peptides or small proteins. These groups of compounds are valuable in providing information about which chemical features are necessary for binding to the target with affinity and specificity, as well as which features can be altered without affecting binding. Using DNA sequencing, we can determine the amino acid sequences of the binding compounds and identify the essential components of desired binding properties by comparing similarities and differences in such sequences. If desired, scientists can further optimize the binding compounds by building additional phage display libraries based on these key components and repeating this process. We can complete the entire selection process in several weeks. We can produce small amounts of the binding compound by growing and purifying the phage. For production of larger amounts, we can remove the gene from the phage DNA and place it into a standard recombinant protein expression system. Alternatively, if the identified binding compound is sufficiently small, it can be chemically synthesized. These binding compounds can be evaluated for desired properties including affinity, specificity and stability under conditions that will be encountered during its intended use. From each group of compounds, scientists can identify, develop and test a compound with the desired properties for utility as a biopharmaceutical, diagnostic, research reagent or affinity separations product.

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

Advantages of phage display technology in therapeutic drug discovery.   We believe our phage display technology has the following advantages over other drug discovery technologies:

•       Diversity and abundance.   Many of our phage display libraries contain billions of potential binding compounds that are rationally-designed variations of a particular antibody, peptide or small protein framework. Furthermore, we can isolate a diverse family of genes by including, for example, those that encode human antibodies. The size and diversity of our libraries significantly increase the likelihood of identifying binding compounds with high affinity and high specificity for the target. Once we generate libraries, we can reproduce them rapidly in phage and use them for an unlimited number of screenings.

•       Speed and cost effectiveness.   We can construct phage display libraries in a few months and screen them in a few weeks to identify binding compounds. Conventional or combinatorial chemistry approaches require between several months and several years to complete this process. Similarly, mouse and human-mouse technologies generally require four to six months to identify an antibody. As a result, our phage display technology can significantly reduce the time and expense required to identify an antibody, peptide or small protein with desired binding characteristics.

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

Leveraging Phage Display

Scientists can use phage display to improve the speed and cost effectiveness of drug discovery and optimization. Phage display offers important advantages over, and can be used to improve, other drug discovery technologies which are currently employed to identify binding proteins, such as combinatorial chemistry, single target high-throughput screening and conventional hybridoma technology. Over the past decade, our scientists, collaborators and licensees have applied this powerful technology to a wide range of biopharmaceutical applications. We and our collaborators and licensees are using phage display technology at many stages of the drug discovery process to identify and determine the function of novel targets and to discover biopharmaceutical leads.

Over the past few years, we have brought on-line high-throughput automated capacity, developed state-of-the-art antibody phage display libraries, and successfully implemented a strategy under which we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Genentech, Inc. and XOMA Ireland Limited. In addition, during 2003, we amended our existing cross-license agreement with Cambridge Antibody Technology Limited (CAT). As a result of the amended CAT agreement, we have a worldwide research license under all the CAT antibody phage display patents and now have more options to obtain product licenses from CAT to develop and commercialize therapeutic and diagnostic antibody products, for which CAT will receive milestones and royalties. We also have given CAT an option to develop with us our own therapeutic antibody products and further agreed to pay CAT a portion of the revenues that we generate from certain other applications of antibody phage display. Under the terms of the amended CAT agreement, we agreed that CAT will no longer have any royalty obligations to us with regard to any products covered by our phage display patents.

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

Phage display collaborations for therapeutics.   In addition to our therapeutic product development collaborations with Genzyme and Debiopharm, we leverage our phage display technology in a variety of other collaborations to enhance the discovery and development of therapeutic leads:

•       Funded Research.   We perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators. Our funded research collaborators include AstraZeneca AB, Baxter Healthcare S.A., and Biogen Idec, Inc.

•       Co-Development.   We also collaborate with other biotechnology companies to co-develop therapeutic leads. Under the typical co-development collaboration, we use our phage display libraries to identify antibody, peptide and small protein compounds that bind disease targets provided by our co-development collaborator. With our collaborator, we evaluate the leads that we generate during the research phase of our collaboration to determine if we wish to jointly develop and commercialize such leads as therapeutics. Our co-development collaborators currently include Dendreon Corporation, Inhibitex, Inc. and Syntonix Pharmaceuticals, Inc.

Patent and library licensing programs.   We have established a broad licensing program for our phage display patents for use in the fields of therapeutic, diagnostic and other products. Through this program, we grant companies and research institutions non-exclusive licenses to practice our phage display patents in their discovery and development efforts in the licensed fields. Currently, over 75 companies and research institutions, including Amgen Inc., Biogen Idec, Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences, Inc., MedImmune, Inc. and Tanox, Inc., have licenses to use our phage display technology and phage display derived compounds to research and develop therapeutic, diagnostic and other products. We believe that the success of our patent licensing program provides support for our patent position in phage display, enhances the usefulness of phage display as an enabling discovery technology and generates short-term and long-term value for us through licensing fees, milestones and royalties. Our business model is to grant non-exclusive licenses so that we may retain the right to practice our phage display technology in multiple fields. Our license agreements generally provide for signing or technology transfer fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents developed by the licensee that are dominated by our phage display patents and some have granted us specific access to certain technologies developed or controlled by the licensee. We believe that these covenants and provisions allow us to practice enhancements to phage display developed by our licensees. We have also entered into cross licensing agreements with third parties under which we have granted rights to our phage display patents and have received rights to practice under the phage display related patents of such third parties.

Phage display collaborations in non-core areas.   While our focus is on therapeutic programs, we are able to leverage our phage display technology in a number of other ways. For example, often the binding compounds that we discover for biopharmaceutical targets can be used in diagnostic or imaging formats to assess therapeutic effectiveness and monitor disease progression. In addition, other binding compounds we discover, known as ligands, have a high affinity and high specificity, and can be used for the purification of biopharmaceuticals. Binding compounds are also active components of many research products used for drug discovery and development, specifically to detect and analyze proteins. In the diagnostic imaging and research product fields, we have formed collaborations, and we also license others to practice our phage display technology in other fields. For example, we have granted a non-exclusive license to our phage display technology for the development of diagnostic imaging products to Bracco Imaging S.p.A., a subsidiary of Bracco S.p.A., a leader in the imaging products market. We previously used our phage display technology to identify peptides for Epix Medical, Inc. to use in blood clot imaging applications in the magnetic resonance imaging field. In the area of affinity separations, we have granted licenses to Wyeth and Human Genome Sciences, Inc. to use ligands we developed for them. Wyeth is using a Dyax ligand for purification of its recombinant blood factor product, ReFacto AF, for treating hemophilia and Human Genome Sciences is using a Dyax ligand to purify its B-Lymphocyte Stimulator Protein. We have also granted a non-exclusive license to Amersham Biosciences, a market leader in the separations media field, to practice our phage display patents to discover ligands from libraries for use as affinity-based media for chromatography separations.

Competition

We compete in industries characterized by intense competition and rapid technological change. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our technologies, products or potential products obsolete or non-competitive.

Our principal focus is on the development of therapeutic products. We will conduct research and development programs to develop and test product candidates and demonstrate to appropriate regulatory agencies that these products are safe and effective for therapeutic use in particular indications. Therefore our principal competition going forward, as further described below, will be companies who either are already marketing products in those indications or are developing new products for those indications. Many of our competitors have greater financial resources and experience than we do.

For DX-88 as a treatment for HAE, our principal competitors include ZLB Behring, Jerini AG, Pharming Group N.V., and Lev Pharmaceuticals, Inc. ZLB Behring currently markets plasma-derived C1 esterase inhibitor products that are approved for the treatment of HAE in Europe. Jerini has received Fast Track and orphan drug designations from the FDA for its bradykinin receptor antagonist for the treatment of HAE and has announced that it will be initiating Phase III clinical trials for HAE in both the United States and Europe. Pharming is developing a transgenic human C1 inhibitor for the treatment of HAE and has announced that it has completed a Phase II clinical trial with positive results, has initiated a pivotal Phase III clinical trial in Europe and has received FDA approval of an IND application for a Phase III clinical trial in the United States. Lev Pharmaceuticals, whose product candidates is a plasma derived C1 esterase inhibitor, filed an IND with the FDA to begin a Phase III clinical trial of C1 esterase inhibitor for the treatment of HAE and expects to initiate this Phase III trial during the first half of 2005. Lev Pharmaceuticals has received orphan drug designation from the FDA for this product candidate. Other competitors include companies that market and develop corticosteroid drugs or other anti-inflammatory compounds.

For DX-88 as a treatment for CABG surgery patients, our principle competitor is Bayer AG, which currently markets aprotinin under the name Trasylol® for reduction of blood loss in CABG patients. A number of other companies, including Alexion Pharmaceuticals, Inc., Avant Immunotherapeutics, Inc. and Zymogenetics, Inc., are developing additional products to reduce the complications associated with cardiopulmonary bypass procedures.

For our DX-890 product candidate, companies with marketed products for the treatment of cystic fibrosis include Genentech, Inc., which produces Pulmozyme®, and Chiron Corporation, which produces TOBI®. In addition, a number of companies are developing products for the treatment of cystic fibrosis, including Inspire Pharmaceuticals Inc., Genaera Corporation, Targeted Genetics Corporation and BCY LifeSciences, Inc. A number of other companies are also developing neutrophil elastase inhibitors for broader indications. These include Ono Pharmaceuticals, Teijin Institute for Bio-medical Research, Arriva Pharmaceuticals, Inc., and Ivax Corporation.

For potential oncology product candidates coming out of our biopharmaceutical discovery and development programs, our potential competitors include numerous pharmaceutical and biotechnology companies, most of which have substantially greater financial resources and experience than we do.

In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which others and we are seeking to develop antibody, peptide and/or small protein products.

Our phage display technology is one of several technologies available to generate libraries of compounds that can be used to discover and develop new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Abgenix Inc., Medarex Inc., Genmab A/S, and Protein Design Labs, Inc. are leaders in these technologies. Further, we license our phage display patents and libraries to other parties in the fields of therapeutics and diagnostic products on a non-exclusive basis. Our licensees may compete with us in the development of specific therapeutic and diagnostic products. In particular, Cambridge Antibody Technology Group plc (CAT), Morphosys AG, and BioInvent International AB, all of which have licenses to our base technology, compete with us, both to develop therapeutics and to offer research services to larger pharmaceutical and biotechnology companies. Biosite Incorporated, which is also a patent licensee of ours, has partnered with Medarex, Inc. to combine phage display technology with transgenic mouse technology to create antibody libraries derived from the RNA of immunized mice. Other companies are attempting to develop new antibody engineering technology. These include CAT, which is developing ribosomal display technology and antibody mimics, Diversa Corp., which is developing combinatorial arrays for large-scale screening of antibodies, our patent licensee Domantis Limited, which makes single domain antibody libraries, and Novagen, Inc., which is developing cDNA display technology.

In addition, we may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions that may prevent us from successfully commercializing our products.

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

For our therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display. These patent rights now include U.S. Patent No. 5,666,143, which expires September 2, 2014 and European Patent No. 573,603, which expires February 28, 2012, claiming sequences of peptides that have neutrophil elastase inhibitory activity, including the sequence for DX-890; and U.S. Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, and 6,333,402, which expires January 11, 2014 and European Patent No. 739355 which expires January 11, 2015 claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides.

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

Our phage display patent rights are central to our non-exclusive patent licensing program. We offer non-exclusive licenses under our phage display patent rights to companies and non-profit institutions in the fields of therapeutics, diagnostics and other select fields. In jurisdictions where we have not applied for, obtained, or maintained patent rights, we will be unable to prevent others from developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we cannot assure that we will be able to prevent others from selling or importing products or technologies derived using phage display.

We are aware that other parties have patents and pending applications to various products and processes relating to phage display technology. Through licensing our phage display patent rights, we have secured a limited ability to practice under some of the third party patent rights relating to phage display technology. These rights are a result of our standard license agreement, which contains a covenant by the licensee that it will not sue us under the licensee’s phage display improvement patents. In addition, we have sought and obtained affirmative rights of license or ownership under certain patent rights relating to phage display technology owned by other parties. For example, in addition to our amended license agreement with CAT, we have entered into licensing agreements with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated and Genentech, Inc. under which we granted each of those companies rights to practice our phage display patents and in return received rights to practice under their phage display related patents. These types of agreements in which each party license technology to the other are referred to as cross-licensing agreements. We have also entered into a cross-licensing agreement with XOMA Ireland Limited under which we received a license to use XOMA’s antibody expression technology to develop antibody products for ourselves and our collaborators. We also received a license from XOMA to produce antibodies. In exchange we agreed to pay XOMA a license fee and a royalty in connection with the sale of any of our antibody products. We also granted XOMA a license to our phage display patents and agreed to provide them with one of our antibody phage display libraries.

The issues relating to the validity, enforceability and possible infringement of such patents present complex factual and legal issues that we periodically reevaluate. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through our cross-licensing agreement with Affimed, Affitech, Biosite, Genentech, XOMA and CAT, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from third parties. While we believe that we will be able to obtain any needed licenses, we cannot assure that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. For example, George Pieczenik and I.C. Technologies America, Inc. have sued us in a variety of patent infringement actions since 1999, all of which have been dismissed and no appeals are pending at this time. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products. Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights it could have a material adverse effect on our business.

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

•       submission to FDA of a New Drug or Biologics License Application containing the safety and effectiveness data developed by the company, followed by FDA review and, if warranted, approval of the application; and

•       compliance with the FDA’s Good Manufacturing Practices regulations in the manufacture, processing and packing of regulated products and facility and equipment validations and inspection.

The requirements for testing and approval for in vitro diagnostic products, which are usually regulated as medical devices, can be somewhat less onerous than for pharmaceutical products, but similar steps are usually required. All our biopharmaceutical or diagnostic product leads, including our neutrophil elastase inhibitor, DX-890, our plasma kallikrein inhibitor, DX-88, and the pharmaceutical and diagnostic products of our collaborators and licensees, will need to complete successfully the FDA-required testing and approvals before they can be marketed. There is no assurance that our collaborators or we can gain the necessary approvals. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy. In addition, following approval, manufacturers must continue to report all adverse events of which they become aware to the FDA. On occasion such events may be sufficiently serious to warrant changes in the approved uses of products, or in especially serious cases, removal from the market. This, should it occur, could also produce material adverse effects on future business.

Foreign Regulatory Approval.   In many countries outside the United States, especially within the European Union (EU), governmental regulatory authorities similar to the FDA must approve the investigational program and/or marketing application for pharmaceutical and diagnostic products. New legislation for investigative medicinal product was implemented by all EU member states on May 1, 2004. Some delays in the time required to initiate a clinical trial in the EU are expected until processes become well established. Following the conclusion of the clinical evaluation of a medicinal product, a marketing authorization is prepared and submitted. The format of the required documentation has been harmonized in the United States, the European Union, and Japan. However, some variations continue to exist. In addition, the national laws governing manufacturing requirements, advertising and promotion, and pricing and reimbursement may vary widely. Therefore, the time to market can vary widely among different regions and countries. In addition, the export to foreign countries for investigation and /or marketing of medicinal products that have been manufactured in the US but not approved for marketing by the FDA is subject to US law as well as the laws of the importing country and may require one or more regulatory authorizations. There is no assurance that we will be able to gain the necessary authorizations in a timely fashion or at all. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy.

Environmental, Health, Safety and Other Regulations.   In addition to the laws and regulations that apply to the development, manufacture and sale of our products, our operations are subject to numerous foreign, federal, state and local laws and regulations. Our research and development activities involve the use, storage, handling and disposal of hazardous materials, chemicals and, as a result, we are required to comply with regulations and standards of the Occupational Safety and Health Act and other safety and environmental laws. Although we believe that our activities currently comply with all applicable laws and regulations, the risk of accidental contamination or injury cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, which could have a material adverse effect on our business, financial condition and results of operations.

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

Sales and Marketing

Therapeutic Products.   We do not currently have any therapeutic products approved for sale. For any products that are approved in the future for diseases where patients are treated primarily by limited numbers of physicians, we intend in most cases to conduct sales and marketing activities ourselves in North America and, possibly, in Europe. For any product that we intend to market and sell ourselves, we do not expect to establish direct sales capability until shortly before the products are approved for commercial sale, but we will begin product management and market education activities earlier during clinical trials. For markets outside of North America, including possibly European markets, we will seek to establish arrangements where our products are sold by pharmaceutical companies, which are already well established in these regions. For products that are indicated for conditions where patients may be treated by large numbers of internists, general surgeons, or family practitioners, we will seek to establish arrangements under which our products will be sold and marketed by large pharmaceutical organizations with established sales representatives. We expect that these arrangements will generally be worldwide on a product-by-product basis.

Other Product Areas.   For areas other than therapeutic products, we will generally seek to establish arrangements with leading companies in particular business areas under which those companies develop the products based on our technology and conduct sales and marketing activities through their established channels.

Segment Information

We provide financial information by geographical area in Note 15 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

As of December 31, 2004, we had 131 employees worldwide, including 32 with Ph.D.s and/or M.D.s. Approximately 92 of our employees are in research and development, 3 in business development and 36 in administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

ITEM 2.   PROPERTIES

In June of 2001, we signed a ten-year lease with the Massachusetts Institute of Technology. The leased property is located in Cambridge, Massachusetts and serves as our corporate headquarters and main research facility. Under the terms of the lease, we have initially leased 67,197 square feet. Of the space we initially leased, we have subleased a total of approximately 14,000 square feet to two different biotechnology companies under subleases, both of which are due to expire, unless extended, on October 31, 2005. We are obligated to lease an additional 24,122 square feet on November 1, 2007. We have the option to extend the lease for two additional five-year terms. We have provided the lessor with a Letter of Credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. Through our subsidiary, Dyax S.A., we maintain 10,000 square feet of laboratory and office space in Liege, Belgium to support our research efforts.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol DYAX. As of February 25, 2005, there were 31,578,981 shares of our common stock outstanding, which were held by approximately 275 common stockholders of record, and approximately 2,550 beneficial owners.

The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ National Market:

	High	Low
Fiscal year ended December 31, 2004:
First Quarter	$14.54	$7.56
Second Quarter	$15.65	$9.20
Third Quarter	$11.97	$6.30
Fourth Quarter	$9.80	$5.46

	High	Low
Fiscal year ended December 31, 2003:
First Quarter	$2.25	$1.52
Second Quarter	$4.90	$1.67
Third Quarter	$7.50	$2.58
Fourth Quarter	$9.05	$4.45

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 have been prepared from our audited financial statements and the selected consolidated financial data at December 31, 2002, 2001 and 2000, and for the years ended December 31, 2001 and 2000 has been prepared from our accounting records. On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary known as Biotage. The following data includes all activities of Biotage presented as discontinued operations.

	December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Product development and license fee revenues	$16,590	$16,853	$17,750	$14,237	$9,434
Research and development:
Research and development	39,432	29,990	28,713	16,795	12,104
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	(10,408)	(5,203)	—	—	—
Net research and development	29,024	24,787	28,713	16,795	12,104
Equity loss in joint venture (Dyax–Genzyme LLC)	5,988	2,243	—	—	—
General and administrative	14,451	13,205	14,882	14,186	11,307
Total operating expenses	49,463	40,235	43,595	30,981	23,411
Loss from operations	(32,873)	(23,382)	(25,845)	(16,744)	(13,977)
Other (expense) income, net	(241)	(1,112)	(795)	2,136	1,981
Loss from continuing operations	(33,114)	(24,494)	(26,640)	(14,608)	(11,996)
Gain on sale of Biotage, net of tax	—	18,959	—	—	—
Loss from discontinued operations of Biotage, net of tax	—	(1,880)	(178)	(2,557)	(3,193)
Net Loss	$(33,114)	$(7,415)	$(26,818)	$(17,165)	$(15,189)
Basic and diluted loss per share:
Loss from continuing operations	$(1.06)	$(1.04)	$(1.35)	$(0.76)	$(1.40)
Gain on sale of Biotage	—	0.81	—	—	—
Loss from discontinued operations of Biotage	—	(0.08)	(0.01)	(0.13)	(0.37)
Net loss	$(1.06)	$(0.31)	$(1.36)	$(0.89)	$(1.77)
Shares used in computing basic and diluted net loss per share	31,207,218	23,546,524	19,652,474	19,244,809	8,577,912

	December 31,
	2004	2003	2002	2001	2000
	In thousands:
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,978	$36,508	$28,199	$51,034	$74,205
Short-term investments	50,163	—	—	—	—
Working capital	46,832	27,219	14,095	39,984	68,380
Total assets	82,760	71,187	76,042	81,441	91,405
Long-term obligations, less current portion	10,645	10,648	13,809	3,756	1,190
Accumulated deficit	(151,356)	(118,242)	(110,827)	(84,009)	(66,844)
Total stockholders’ equity	47,831	33,945	30,843	55,464	69,857

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  We currently have two product candidates in or entering into Phase II clinical trials for three indications, and we are planning to initiate a Phase III trial of our lead product candidate in the first half of 2005. DX-88, a specific inhibitor of human plasma kallikrein, is being evaluated in Phase II trials for its potential to treat hereditary angioedema (HAE), a rare and life-threatening inflammatory disease. The DX-88 trials in HAE are being conducted by us in a joint venture with Genzyme Corporation. Independently, we are advancing DX-88 into Phase II trials in cardiac surgery, initially for its potential to reduce blood loss and related complications during on-pump, open-heart surgery, specifically coronary artery bypass graft, or CABG, surgery. DX-890, a specific inhibitor of human neutrophil elastase, is being evaluated in Phase II clinical trials for its potential in the treatment of cystic fibrosis (CF). The CF clinical trials are being conducted by Debiopharm S.A., our collaborator for this program. Both DX-88 and DX-890 have received orphan drug designation in the United States of America (U.S.) and European Union, and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration (FDA) for the treatment of HAE.

DX-88 and DX-890 were identified using our patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets. We are using this technology to build a pipeline of drug candidates that we may advance into clinical development on our own or in partnership with other companies. We also leverage phage display technology broadly through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. Currently, over 75 companies and research institutions, including Amgen Inc., Biogen Idec, Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences, Inc., MedImmune, Inc. and Tanox, Inc., have licenses to use our phage display technology and phage display derived compounds to research and develop therapeutic, diagnostic and other products.

We continued to incur losses in 2004 and expect to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for DX-88, and as we develop our discovery, research, marketing, sales and manufacturing capabilities.

Clinical Development Programs

DX-88 for HAE.   In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. This collaboration is managed through Dyax–Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company. Currently, we are conducting an open-label, repeat dose Phase II clinical trial known as EDEMA2. EDEMA2 is a multi-center trial with investigational sites in the U.S. and Canada. We also plan to initiate a Phase III clinical trial of DX-88 for the treatment of HAE, referred to as EDEMA3, during the first half of 2005. If the EDEMA3 trial is successful and completed on schedule, we, together with Genzyme, currently anticipate filing a BLA for DX-88 for the treatment of HAE in the United States and an equivalent Marketing Authorization Application for DX-88 for the treatment of HAE in the European Union in 2006. Based upon this timeline for the BLA filing, we estimate Dyax–Genzyme LLC’s total remaining costs to commercialization to be in the range of $44 million to $54 million. We will be responsible for funding one half of these costs, or $22 million to $27 million. These costs include costs associated with the development of a subcutaneous formulation of DX-88 for at-home use.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$10,440	$7,067	$4,444
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(10,408)	(5,203)	—
Net research and development expenses for DX-88 for HAE	32	1,864	4,444
Equity loss in joint venture (Dyax–Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	5,988	2,243	—
Net loss on DX-88 for HAE program	$6,020	$4,107	$4,444

During 2004, our research and development expenses on this program totaled $10.4 million compared with $7.1 million in 2003 and $4.4 million in 2002. Research and development expenses increased year over year principally due to increased activity in the areas of manufacturing and preclinical pharmacology and toxicology studies. In addition, net research and development expenses increased from 2002 to 2003 due to the initiation of the EDEMA1 trial in 2003.

Dyax–Genyzme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase II clinical trial for HAE, which occurred in 2003. During 2004, Dyax–Genzyme LLC reimbursed us for $10.4 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In 2003, Dyax–Genzyme LLC reimbursed us $5.2 million for our expenses relating to the program. The $1.9 million of net research and development expenses in 2003 for DX-88 for HAE represent costs incurred prior to the completion of the first Phase II clinical trial for HAE, which therefore were not reimbursed.  All future costs will be reimbursed by Dyax–Genzyme LLC.

Dyax–Genzyme LLC had a net loss of approximately $12.0 million and $4.5 million for the years ended December 31, 2004 and 2003. This loss represents the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portion of the loss, accounted for under the equity method, was $6.0 million and $2.2 million for the years ended December 31, 2004 and 2003 and is proportional to our 50.01% financial interest in the program and is separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CABG.   Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing on-pump, open-heart surgery, specifically coronary artery bypass graft, or CABG, surgery. During the first quarter of 2003, we exercised an option to purchase from Genzyme full rights to DX-88 for this and other surgical indications. The cost for exercising the option was $1.0 million and was expensed in the second quarter of 2003.

Expenses on this program totaled $3.1 million, $2.6 million and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in spending from 2003 to 2004 is attributable to an increase in market research, preclinical studies and manufacturing expenses in addition to an increase in headcount related costs. During 2004 there was additional spending attributable to a $264,000 increase in market research costs, a $239,000 increase in personnel related costs and a $186,000 increase in other expenses all of which were associated with developing the clinical plan and identifying a suitable partner for the program. Preclinical studies and the associated manufacturing expenses increased $620,000 in 2004.  The total increase in expenses on this program from 2003 to 2004 was offset by the one time, $1.0 million payment made to Genzyme for its interest in the application of DX-88 for surgical indications in 2003. The increase in spending from 2002 to 2003 is primarily attributable to the $1.0 million payment made to Genzyme in 2003.

Subject to the successful completion of ongoing negotiations to partner this indication with another company, we are planning to conduct a Phase II trial in the United States to compare DX-88 to aprotinin, currently marketed by Bayer AG under the name Trasylol®, for reduction of blood loss in CABG patients. The trial, to be conducted in the United States, is currently planned to involve approximately 100 patients. As currently designed, we expect this trial to cost approximately $2.8 million to $3.2 million. Following an interim analysis of the data generated from this comparative trial, we may expand it into a larger clinical trial, which would entail significant additional costs.

DX-890 for Cystic Fibrosis.   In collaboration with Debiopharm S.A., DX-890 is being developed as a treatment for cystic fibrosis, a fatal genetic mutation that causes problems including progressive lung destruction and frequent infections. Debiopharm has completed two Phase IIa clinical trials with DX-890 in Europe, one in adult and one in pediatric cystic fibrosis patients, and has recently initiated a placebo-controlled Phase IIb clinical trial for cystic fibrosis. We are currently negotiating with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and ARDS. Under the proposed amendment, we would receive milestones and royalties from Debiopharm in connection with its ongoing development of DX-890.  We would also receive worldwide rights to commercialize our independently developed,  long-acting, pegylated form of DX-890 (known as PEG-DX-890). Currently, we are exploring the potential for advancing PEG-DX-890 into development for other pulmonary indications, which could include chronic obstructive pulmonary disease (COPD) and alpha-1 antitrypsin deficiency.

During 2004, we incurred research, development and manufacturing expenses on this program of $6.3 million compared with $5.4 million in 2003. Research and development expenses on this program increased from 2003 principally due to an increase in manufacturing costs. These costs were fully funded by Debiopharm and this funding is reflected in our product development revenues. Under our existing collaboration agreement, Debiopharm is responsible for the management of all preclinical and clinical trials, and all costs associated with such trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 are fully funded by Debiopharm. This financial structure could be altered if we were to amend our collaboration agreement with Debiopharm and allow them to independently assume responsibility for the clinical development of DX-890 for cystic fibrosis.

Goals for Clinical Development Programs.   Our goal for each of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of uncertainties associated with our ongoing clinical trials, our ability to locate a development partner or obtain the additional funding needed to complete clinical trials in the CABG and DX-890 programs, the preparation and filing of a BLA, the regulatory review process, and the risks associated with the clinical approval process, including the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete any of these programs, the completion dates, or whether these projects will be successfully completed at all. Material cash inflows for any of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Discovery Programs

Through internal discovery activities and through business relationships with academic institutions and private biotechnology and pharmaceutical companies, we use our proprietary phage display technology to identify compounds with therapeutic and diagnostic potential. We have a total of seven discovery and development programs underway in oncology, three of which are in collaboration with other companies. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface proteins believed to be over expressed by certain tumors. We also have four discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery and development program focused on an infectious disease target.

Licensing and Funded Research Activities

Currently, over 75 companies and research institutions have licenses to use our proprietary phage display technology and phage display libraries. These licenses allow others to exploit our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. In addition, we perform funded research for collaborators within the biopharmaceutical industry. We believe that these programs provide support for our patent position in phage display and for the usefulness of phage display as an enabling discovery technology. Additionally, these programs generate short-term and long-term value for us through licensing fees, milestones and royalties.

Sale of Separations Business

On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary known as Biotage for a gross purchase price of $35.0 million. The sale of Biotage has allowed us to focus exclusively on biotherapeutics, and the cash generated by the sale of Biotage helped us advance our clinical programs as well as the preclinical candidates in our pipeline. We received approximately $25.4 million in cash at closing and paid approximately $2.5 million in transaction expenses. An additional $5.0 million was received in 2004 that was being held in an indemnity escrow. For the year ended December 31, 2003, we have recognized a $19.0 million gain on this sale. For the years ended December 31, 2003 and 2002, operations of Biotage are presented as discontinued operations in our financial statements. Prior period amounts have been reclassified to be consistent with the treatment of Biotage as a discontinued operation.

Results of Operations

Revenues.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from year to year. Total revenues for 2004 were $16.6 million, compared with $16.9 million in 2003 and $17.8 million in 2002. The decrease from 2003 to 2004 was due to a $1.7 million decrease in funded research and development activities and a $1.4 million increase in licensing activities.  Our decrease in funded research and development revenue was due to a $1.6 million decrease from a funded research agreement with Bracco Imaging S.P.A. and a $1.5 million decrease from a funded research agreement with Human Genome Sciences, Inc. (HGS)  The agreement with HGS was completed in June 2003. These decreases in funded research and development activities were partially offset by a $1.7 million increase in revenue arising from our DX-890 product collaboration with Debiopharm. On a period-to-period basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities. Our increase in licensing revenue was primarily due to revenue recognized for new licenses of our proprietary phage display libraries and milestones under existing licenses. The decrease from 2002 to 2003 was primarily due to a $2.2 million decrease from a funded research agreement with HGS. This decrease was partially offset by a $377,000 increase in other licensing and funded research agreements.

Research and Development.   Our research and development expenses for the years ended December 31, 2004, 2003 and 2002, are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$39,432	$29,990	$28,713
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) per consolidated statements of operations and comprehensive loss	(10,408)	(5,203)	—
Net, research and development expenses per consolidated statements of operations and comprehensive loss	29,024	24,787	28,713
Equity loss in joint venture (Dyax–Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	5,988	2,243	—
Pro forma research and development expenses	$35,012	$27,030	$28,713

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research, clinical trials, and to manufacture drug compounds prior to FDA approval. Since mid-2003, the expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but then are reimbursed by the Dyax–Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly fund the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of the expenses for the development of DX-88 for HAE, including any incurred by Genzyme.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our pro forma research and development expenses increased $8.0 million from 2003 to 2004 due to increases in both items. The $4.2 million increase in net research and development expenses was the result of an approximately $3.0 million increase in headcount and associated personnel and occupancy costs, primarily to support our discovery pipeline. Compared to 2003, manufacturing costs associated with our DX-890 for CF program increased $1.1 million and manufacturing, and marketing and other external costs associated with our DX-88 for CABG program increased $1.1 million, exclusive of the cost of exercising a $1.0 million option to purchase from Genzyme the rights to DX-88 for CABG and other surgical indications, which occurred in 2003. Equity loss in joint venture (Dyax–Genzyme LLC) increased $3.7 million primarily due to an increase in manufacturing expenses, ongoing pharmacology and toxicology studies, as well as increased clinical trial costs and the associated internal costs to support these activities.

Pro forma research and development expenses decreased from 2002 to 2003 primarily due to reduced headcount at the end of 2002 and the reimbursement of HAE expenses by Dyax–Genzyme LLC effective April 2003.

Our management believes that the above presentation of pro forma research and development expenses provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss. Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. Total general and administrative expenses were $14.5 million in 2004 compared to $13.2 million in 2003 and $14.9 million for 2002. The increase of $1.3 million from 2003 to 2004 was primarily due to an increase in professional fees, including approximately $900,000 in costs associated with Sarbanes-Oxley compliance and internal headcount. The decrease of $1.7 million from 2002 to 2003 was primarily due to a $1.1 million decrease in employment costs, partially attributable to the effects of lower headcount and a $699,000 decrease in legal costs. These decreases were partially offset by increases in the cost of directors’ and officers’ insurance.

Discontinued Operations.   Our activities from discontinued operations are the operations our wholly owned separations product subsidiary known as Biotage, which were sold on October 29, 2003 including the gain on the sale of Biotage. The gain was comprised of a $19.0 million gain on sale and a loss of $1.9 million on Biotage’s operations for the year-to-date period ended October 29, 2003, compared to a loss on operations of $178,000 for 2002. The $1.7 million increase in loss on operations from 2002 to the 2003 period were primarily due to a decrease in revenues in non-core product lines, specifically Biotage’s Kiloprep® and Flex Systems.

Liquidity and Capital Resources

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through December 31, 2004, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $188 million, including net proceeds of $44.7 million from our January 2004 underwritten offering, $8.3 million from our March 2003 registered directed offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from biopharmaceutical product development and license fee revenues, our sale of our Biotage subsidiary in 2003 that raised $25.4 million in cash with another $5.0 million received in 2004, separations product revenues of our former Biotage division, interest income, long-term obligations and other sources. As of December 31, 2004, we had cash and cash equivalents and short-term investments aggregating $57.1 million. Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills, obligations of U.S. government agencies and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of approximately $21.3 million in 2004, $14.9 million in 2003 and $22.0 million in 2002. Our cash used in operating activities for 2004 consisted primarily of our net loss from continuing operations of $33.1 million, partially offset by adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $4.0 million and equity loss in joint venture (Dyax–Genzyme LLC) of $6.0 million, and a $1.0 million change in operating assets and liabilities. Our cash used in operating activities for 2003 consisted primarily of our net loss from continuing operations of $24.5 million, an increase in accounts receivable of $1.6 million due to the timing of billings to Debiopharm under our collaboration agreement, and an increase in prepaid expense and other assets of $1.3 million. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of $4.6 million due primarily to the timing of payments made to our contract manufacturer and adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $3.8 million and equity loss in joint venture (Dyax–Genzyme LLC) of $2.2 million. The activities for 2002 consisted primarily of our net loss from continuing operations of $26.6 million, a decrease in deferred revenue of $1.7 million due primarily to the timing of revenue recognition on our collaboration with Debiopharm, and an increase in prepaid expense and other assets of $1.4 million. These decreases were partially offset by proceeds from incentives given to us by our landlord for enticement to enter our lease in Cambridge, Massachusetts and depreciation and amortization costs totaling $2.9 million.

Our investing activities used cash totaling $53.2 million in 2004, provided cash of $21.8 million in 2003 and used cash of $7.8 million in 2002. Our cash used in investing activities for the 2004 included the purchase of $51.0 million of short-term investments, $5.4 million contributed to Dyax–Genzyme LLC and $2.3 million in fixed asset purchases. These uses were partially offset by $5.0 received from the escrow relating to the sale of Biotage. Our investing activities for 2003 included the $25.4 million received on the sale of Biotage, repayments on employee notes receivable of $1.3 million, including approximately $1.2 million received from our Chief Executive Officer as full payment on the related note which were partially offset by $3.1 million paid to Dyax–Genzyme LLC and payment of $2.0 million for licensed technology purchased in 2002. Our investing activities for 2002 included the purchases of fixed assets relating to our move to a new corporate and research facility in Cambridge totaling $5.2 million, $1.5 million spent on a purchase of licensed technology and a $1.2 million increase in restricted cash to secure long-term obligations.

The following table summarizes our 2004 cash contributions to and investment in our joint venture, Dyax–Genzyme LLC:

(In thousands)
Balance at December 31, 2003 per the consolidated balance sheets	$817
Investment in joint venture (Dyax–Genzyme LLC) per the consolidated statement of cash flows	5,425
Equity loss in joint venture (Dyax–Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	(5,988)
Balance at December 31, 2004 per the consolidated balance sheets	$254

Our financing activities provided cash of $44.9 million, $6.0 million and $7.8 million in 2004, 2003 and 2002, respectively. Our financing activities for 2004 included net proceeds of $46.8 million from the sale of our common stock, including $44.7 million from our January 2004 offering and $1.4 million in new long-term obligations. These increases in cash were partially offset by the repayments of long-term obligations of $3.3 million. Our financing activities for 2003 included net proceeds of $8.3 million from the registered directed offering completed in March 2003. These proceeds were partly offset by repayments of long-term obligations of $3.4 million. Our financing activities for 2002 included a $7.0 million loan from Genzyme under the terms of our collaboration agreement, as well as proceeds of $2.4 million from our Cambridge landlord for leasehold improvements. These proceeds were partially offset by $2.2 million in repayments of long-term obligations.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned us $7.0 million pursuant to a senior secured promissory note and security agreement, and we granted Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program. In addition, the security agreement, as amended contains certain financial covenants under which we must (i) maintain at least $20.0 million in cash, cash equivalents and short-term marketable securities based on the Company’s quarterly consolidated financial statements and (ii) continue to satisfy at least one standard for continued listing of our securities on the NASDAQ National Market. The principal and all unpaid interest is due on the maturity date of May 31, 2005. We may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of May 31, 2005. As of December 31, 2004, we satisfied the criteria for extending the maturity date of the note to May 31, 2007 and intend to extend the maturity date. Accordingly, the note is classified as a long-term liability in the consolidated balance sheet.

We have borrowed the full $7.0 million available under the note, the terms of which are discussed in Note 14 to the consolidated financial statements.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2006. We expect to use approximately $33 million in cash during 2005. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2004, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation to related party	$8,309	$590	$7,719	$—	$—
Capital leases	3,783	1,842	1,863	78	—
Leasehold improvement arrangements	2,991	413	825	825	928
Operating lease obligations	35,563	3,997	9,329	10,788	11,449
Patent and product license obligations(1)	3,238	272	544	540	1,882
Obligation for research, development and manufacturing(2)	12,117	11,996	81	40	—
Total contractual obligations	$66,001	$19,110	$20,361	$12,271	$14,259

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

(2)          These amounts represent the cash commitment due on research, development and manufacturing contracts. We will not owe any royalties or milestones in connection with these contracts.

In addition, we have received a grant from the Walloon region of Belgium. This grant includes specific criteria regarding employment and investment levels that need to be met through 2006. If we do not meet the criteria, we will be required to refund all or a portion of amounts received under this grant. As of December 31, 2004, we have received $1.1 million under this grant.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, receivable collectibles, useful lives with respect to long-lived and intangible assets and valuation of common stock, related stock options, and deferred tax assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that our judgment and assumptions with respect to the following significant accounting policies are most critical to the accounting estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.   We make significant assumptions and estimates relating to  revenue recognition, which include the expected term of the agreement and total expected cost. Our assumptions and estimates may prove to be inaccurate. Therefore, although we make every effort to ensure the accuracy of our estimates, any significant unanticipated changes in our estimates could have a material impact on revenues and our results of operations.

Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We enter into biopharmaceutical product development agreements with collaborators for the research and development of therapeutic, diagnostic and other products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from the collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts recorded are non-refundable, is recognized as the related expenses are incurred. We evaluate all collaborative agreements on a quarterly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaborative agreement. Upon achievement of milestones, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned.

We generally license our patent rights covering phage display as well as our proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements, for which we have no future obligations, generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Perpetual patent licenses are recognized immediately if we have no future obligations. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies, which is normally between 3 and 5 years, but have been determined to be up to 14 years. Upon the achievement of milestones under non-exclusive phage display patent licenses and phage display libraries a portion of the milestone equal payment to the percentage of the license agreement that has elapsed is recognized as revenue. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license, and royalties are recognized when they are earned.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue. At December 31, 2004 and 2003, our deferred revenue related to product development agreements was $9.8 million and $7.7 million, respectively. Of the $9.8 million deferred at December 31, 2004, $5.3 million, $1.5 million and $573,000 is expected to be recognized as revenue in 2005, 2006 and 2007 respectively, and the remaining is expected to be recognized over the next 14 years.

Allowance for Doubtful Accounts.   We estimate the uncollectibility of our accounts receivable. When evaluating the adequacy of our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance net of allowances for doubtful accounts was $3.1 million and $4.7 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003 the provision for doubtful accounts was $75,000.

Valuation of Long-Lived and Intangible Assets.   We review long-lived assets, including capitalized license rights, for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors considered important which could trigger an impairment review include the following:

•       Significant change relative to historical or projected future operating results;

•       Significant changes in the use of the assets or the strategy for the overall business;

•       Significant industry or economic trends and developments.

Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. Our intangible assets at the end of 2004 consisted of licenses for antibody technology from third parties. The balance of our other intangible assets net of accumulated amortization was $2.4 million and $2.9 million at December 31, 2004 and 2003, respectively. No impairment losses have been recognized in any of the periods presented in our consolidated financial statements.

Related Party Transactions

Our Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. One of our other directors is a member of Genzyme’s directors and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

We have a collaboration agreement with Genzyme for the development and commercialization of DX-88. Under this agreement, which was amended on May 31, 2002, and again effective as of September 30, 2003, we were initially responsible for all expenses incurred in connection with the development of DX-88 for the treatment of HAE through the completion of the first Phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme exercised its option under the collaboration agreement to join us in the development and commercialization of DX-88 for HAE. Through the creation of Dyax–Genzyme LLC (formerly known as Kallikrein LLC), Dyax and Genzyme now jointly own the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result. In addition, we are entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The first such milestone payment, approximately $3.0 million, is due upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, which we anticipate will occur during 2005. In addition, we will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

Under this collaboration agreement, we had the option to purchase Genzyme’s interest in the application of DX-88 for the prevention of blood loss and other systemic inflammatory responses in on-pump, open-heart surgery and other surgical indications for $1.0 million. We exercised this option in the first quarter of 2003.

When the Company and Genzyme first amended the collaboration agreement in May 2002, the Company and Genzyme also executed a senior secured promissory note under which Genzyme agreed to loan us up to $7.0 million. Under a security agreement associated with this note, we agreed to grant Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program, including all intellectual property rights related to DX-88 for non-surgical applications. Under an amendment to the security agreement executed on October 15, 2003, Genzyme was granted a continuing security interest in our rights to revenues from licenses of our fundamental phage display patent portfolio. The security agreement, as amended, contains certain financial covenants, under which we must (i) maintain at least $20.0 million in cash, cash equivalents and short-term marketable securities based on the Company’s quarterly consolidated financial statements and (ii) continue to satisfy at least one standard for continued listing of our securities on the NASDAQ National Market.

On October 18, 2002, we received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (5.25% at December 31, 2004) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2005. We may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of May 31, 2005. As of December 31, 2004, we satisfy the criteria for extending the maturity date of the note to May 31, 2007 and intend to extend the maturity date. Accordingly, we have presented the note as a long-term liability as an obligation to related party on our consolidated balance sheet. At December 31, 2004 and 2003, there was $7.0 million outstanding under the loan. At December 31, 2004 and 2003, we owed $82,000 and $488,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. Both Genzyme and we are each required to fund 50% of the actual monthly expenses of Dyax–Genzyme LLC, as needed. We have accounted for our interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to us is recorded as a reduction to research and development expenses because it includes funding that we provided to Dyax–Genzyme LLC. Our 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31, 2004 and  2003, our investment in the joint venture was $254,000 and $817,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.

We have evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Both we and Genzyme fund the operations of Dyax–Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. We have a financial interest in Dyax–Genzyme LLC. However, based on our analysis of the agreement, we believe that our exposure to the expected losses of Dyax–Genzyme LLC are less than Genzyme’s and therefore we are not the primary beneficiary of Dyax–Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, we have not consolidated Dyax–Genzyme LLC.

During 1996, we signed two patent license agreements with Genzyme under our standard license terms. We recorded license revenues of $50,000, for each year ended December 31, 2004, 2003 and 2002, in connection with the maintenance fees on these two agreements. As of December 31, 2004 and 2003, there were no outstanding accounts receivable due from Genzyme related to the patent license agreements.

During 2004, we signed a library license agreement with Genzyme consistent with our standard license terms. We received $1.3 million from Genzyme and recorded license revenues of $275,000, for the year ended December 31, 2004, in connection with the technology access fees on this agreement. Of the $1.3 million received under this agreement, approximately $1.0 million has not been recognized as revenue and is included in deferred revenue on the consolidated balance sheet. This amount will be recognized ratably over the next 52 months. As of December 31, 2004, there was no accounts receivable balance related to the library license agreement

Tax Loss Carryforwards

As of December 31, 2004, we had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $112.8 million and $11.0 million, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2005 through 2024. We have recorded a deferred tax asset of approximately $2.3 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $2.3 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $59.8 million has been established at December 31, 2004.

Recent Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measure of the impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

In March 2004, the EITF reached a final consensus on EITF Issue No. 03-06, Participating Securities and the Two-Class Method under FASB 128, Earnings Per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-06 had no effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB, issued a revision to SFAS 123 Share-Based Payment, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005; it is expected that the adoption of SFAS 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R; as of December 31, 2004, we have approximately 1,823,084 stock options outstanding which had not yet become vested.

Important Factors That May Affect Future Operations and Results

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements appear principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report as well. Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “expect,” “believe,” “continue,” “anticipate,” “estimate,” “may,” “will,” “could,” “opportunity,” “future,” “project,” and similar expressions.

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

•       any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurate report financial results or prevent fraud;

•       compliance with changing regulation of corporate governance and public disclosure may result in additional expenses;

•       any failure to acquire useful technology and /or integrate complimentary businesses;

•       any inability to obtain continued funding of clinical development product candidates by our development partners;

•       our common stock may continue to have a volatile public trading price and low trading volume; and

•       anti-takeover provisions in our governing documents and under Delaware law and our shareholder rights plan that may make an acquisition of us more difficult.

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” to this Form 10-K, which is incorporated into this item by this reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents, and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of December 31, 2004, we had cash and cash equivalents, and short-term investments of $57.1 million, consisting of cash and short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of December 31, 2004, we had $12.5 million outstanding under long-term obligations. Interest rates on $5.5 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. The interest rate on the remaining $7 million under the Genzyme promissory note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations. A 2% increase in the prime rate would result in an additional $140,000 in annual interest expense.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dyax Corp.:

We have completed an integrated audit of Dyax Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2005

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2004	December 31, 2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,978	$36,508
Short-term investments	50,163	—
Accounts receivable, net of allowances for doubtful accounts of $75 at December 31, 2004 and 2003	3,089	4,683
Cash in escrow	—	5,000
Prepaid research and development	1,955	2,568
Other current assets	1,375	586
Total current assets	63,560	49,345
Fixed assets, net	11,867	12,694
Intangibles, net	2,437	2,917
Restricted cash	4,642	5,213
Investment in joint venture (Dyax–Genzyme LLC)	254	817
Other assets	—	201
Total assets	$82,760	$71,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,611	$12,564
Current portion of deferred revenue	5,280	6,149
Current portion of long-term obligations	1,837	3,413
Total current liabilities	16,728	22,126
Deferred revenue	4,485	1,524
Obligation to related party	7,000	7,000
Long-term obligations	3,645	3,648
Deferred rent	1,914	1,666
Other long-term liabilities	1,157	1,278
Total liabilities	34,929	37,242
Commitments and Contingencies (Notes 8, 9, 10, 12 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at December 31, 2004 and 2003; 0 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value; 125,000,000 and 50,000,000 shares authorized at December 31, 2004 and 2003, respectively; 31,547,627 and 24,887,757 shares issued and outstanding at December 31, 2004 and 2003, respectively	315	249
Additional paid-in capital	198,446	151,445
Accumulated deficit	(151,356)	(118,242)
Deferred compensation	—	(47)
Accumulated other comprehensive income	426	540
Total stockholders’ equity	47,831	33,945
Total liabilities and stockholders’ equity	$82,760	$71,187

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Product development and license fee revenues	$16,590	$16,853	$17,750
Research and development:
Research and development	39,432	29,990	28,713
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	(10,408)	(5,203)	—
Net research and development	29,024	24,787	28,713
Equity loss in joint venture (Dyax–Genzyme LLC)	5,988	2,243	—
General and administrative	14,451	13,205	14,882
Total operating expenses	49,463	40,235	43,595
Loss from operations	(32,873)	(23,382)	(25,845)
Other income (expense):
Interest income	786	208	457
Interest expense	(1,027)	(1,320)	(1,252)
Total other expense	(241)	(1,112)	(795)
Loss from continuing operations	(33,114)	(24,494)	(26,640)
Gain on sale of Biotage, net of tax	—	18,959	—
Loss from discontinued operations of Biotage, net of tax	—	(1,880)	(178)
Net loss	(33,114)	(7,415)	(26,818)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(27)	36	410
Unrealized loss on short-term investments	(87)	—	—
Comprehensive loss	$(33,228)	$(7,379)	$(26,408)
Basic and diluted loss per share:
Loss from continuing operations	$(1.06)	$(1.04)	$(1.35)
Gain on sale of Biotage	—	0.81	—
Loss from discontinued operations of Biotage	—	(0.08)	(0.01)
Net loss	$(1.06)	$(0.31)	$(1.36)
Shares used in computing basic and diluted net loss per share	31,207,218	23,546,524	19,652,474

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2004, 2003 and 2002
(In thousands, except share data)

	Common Stock		Additional			Accumulated Other
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Deferred Compensation	Comprehensive Income (Loss)	Total
Balance at December 31, 2001	19,433,928	$194	$141,384	$(84,009)	$(2,199)	$94	$55,464
Exercise of stock options	224,222	2	395	—	—	—	397
Issuance of common stock for employee stock purchase plan	46,890	1	249	—	—	—	250
Deferred compensation	—	—	(391)	—	1,531	—	1,140
Foreign currency translation	—	—	—	—	—	410	410
Net Loss	—	—	—	(26,818)	—	—	(26,818)
Balance at December 31, 2002	19,705,040	197	141,637	(110,827)	(668)	504	30,843
Exercise of stock options	351,703	4	786	—	—	—	790
Issuance of common stock for employee stock purchase plan	109,389	1	162	—	—	—	163
Sale of common stock, net of expenses of $521	4,721,625	47	8,214	—	—	—	8,261
Deferred compensation	—	—	(66)	—	621	—	555
Compensation expense associated with stock options	—	—	712	—	—	—	712
Foreign currency translation	—	—	—	—	—	36	36
Net Loss	—	—	—	(7,415)	—	—	(7,415)
Balance at December 31, 2003	24,887,757	249	151,445	(118,242)	(47)	540	33,945
Exercise of stock options	632,414	6	1,924		—	—	1,930
Issuance of common stock for employee stock purchase plan	27,456	—	124	—	—	—	124
Sale of common stock, net of expenses of $215	6,000,000	60	44,689	—	—	—	44,749
Deferred compensation	—	—		—	47	—	47
Compensation expense associated with stock options	—	—	264	—	—	—	264
Unrealized loss on short-term investments	—	—	—	—	—	(87)	(87)
Foreign currency translation	—	—	—	—	—	(27)	(27)
Net Loss	—	—	—	(33,114)	—		(33,114)
Balance at December 31, 2004	31,547,627	$315	$198,446	$(151,356)	$—	$426	$47,831

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(33,114)	$(24,494)	$(26,640)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of purchased premium/discount	754	—	—
Depreciation and amortization of fixed assets	3,476	3,277	3,046
Amortization of intangibles	500	500	83
Amortization of deferred rent	(235)	(235)	(216)
Loss on disposal of fixed assets	24	24	—
Compensation expenses associated with stock options	311	1,267	1,140
Equity loss in joint venture (Dyax–Genzyme LLC)	5,988	2,243	—
Changes in operating assets and liabilities, net of divestiture:
Accounts receivable	1,594	(1,611)	169
Prepaid research and development, and other assets	41	(1,342)	(1,370)
Accounts payable and accrued expenses	(3,014)	4,567	591
Deferred revenue	2,092	506	(1,694)
Other long-term liabilities	323	378	553
Proceeds from landlord incentives	—	—	2,352
Net cash used in operating activities	(21,260)	(14,920)	(21,986)
Cash flows from investing activities:
Purchase of short-term investments	(51,004)	—	—
Purchase of fixed assets	(2,305)	(444)	(5,241)
Cash received for sale of Biotage	5,000	25,427	—
Restricted cash	597	507	(1,220)
Notes receivable, employees	—	1,320	182
Licensed patent technology	(20)	(2,000)	(1,500)
Investment in joint venture (Dyax–Genzyme LLC)	(5,425)	(3,060)	—
Net cash provided by (used in) investing activities	(53,157)	21,750	(7,779)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	2,054	953	647
Net proceeds from common stock offerings	44,749	8,261	—
Proceeds from landlord for leasehold improvements	—	—	2,352
Proceeds from long-term obligations	1,408	171	7,000
Repayment of long-term obligations	(3,304)	(3,431)	(2,212)
Net cash provided by financing activities	44,907	5,954	7,787
Effect of foreign currency translation on cash balances	(20)	30	65
Net cash used in discontinued operations	—	(4,505)	(922)
Net increase (decrease) in cash and cash equivalents	(29,530)	8,309	(22,835)
Cash and cash equivalents at beginning of the period	36,508	28,199	51,034
Cash and cash equivalents at end of the period	$6,978	$36,508	$28,199
Supplemental disclosure of cash flow information:
Interest paid	$1,432	$1,104	$981
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$212	$306	$3,581
Fair value of license patent technology			$3,500
Less: license fee obligation			(2,000)
Cash paid for licensed patent technology	$20	$2,000	$1,500

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Nature of Business

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. Dyax currently has two product candidates in or entering into Phase II clinical trials for three indications, and the Company is planning to initiate a Phase III trial of its lead product candidate in the first half of 2005. DX-88, a specific inhibitor of human plasma kallikrein, is being evaluated in Phase II trials for its potential to treat hereditary angioedema (HAE), a rare and life-threatening inflammatory disease. Two Phase II trials in this indication have been successfully completed and one Phase II trial is ongoing. The DX-88 trials in HAE are being conducted by Dyax in a joint venture with Genzyme Corporation. Dyax is also evaluating DX-88 for its potential to reduce blood loss and related complications during on-pump, open-heart surgery, specifically coronary artery bypass graft, or CABG, surgery. A Phase I/II trial in this indication has been successfully completed by Dyax, and the Company is seeking a partner with whom to advance the CABG program into Phase II development. DX-890, a specific inhibitor of human neutrophil elastase, is being evaluated in Phase II clinical trials in Europe by Debiopharm S.A., Dyax’s collaborator, for its potential in the treatment of cystic fibrosis (CF). Both DX-88 and DX-890 have received orphan drug designation in the United States of America (U.S.) and European Union for angioedema and CF, respectively. In addition, DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration for the treatment of HAE.

The Company identified DX-88 and DX-890 using its patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets. The Company is using this technology to build a pipeline of drug candidates that may be advanced into clinical development on its own or in partnership with other companies. The Company is also leveraging phage display technology broadly through collaborations and licenses that are structured to generate revenues through research funding, license fees, technical and clinical milestone payments, and royalties. Currently, over 75 companies and research institutions, including Amgen, Inc., Biogen-Idec, Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences, Inc., MedImmune, Inc. and Tanox, Inc., have licenses to use the Company’s phage display technology and  phage derived compounds to research and develop therapeutic, diagnostic and other products.

On October 29, 2003, the Company completed the sale of its wholly owned subsidiary know as Biotage. The operations of Biotage for the period ended October 29, 2003 and for the years ended December 31, 2002 are presented as discontinued operations in the consolidated statements of operations and comprehensive loss, and the statements of cash flows.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

2.   Accounting Policies

Basis of Consolidation:   The accompanying consolidated financial statements include the accounts of the Company and its European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV), and through October 29, 2003, the date of disposal, Biotage and its foreign sales subsidiaries. All inter-company accounts and transactions have been eliminated.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

Reclassifications:   Certain reclassifications have been made to the prior years’ financial statements to conform to current presentation.

Use of Estimates:   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates and assumptions in these financial statements include revenue recognition, receivable collectibility, useful lives with respect to long lived assets, valuation of stock options, accrued expenses and tax valuation reserves. Actual results could differ from those estimates.

Concentration of Credit Risk:   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-tem investments and trade accounts receivable. At December 31, 2004, approximately 93% of the Company’s cash, cash equivalents and short-term-investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company’s customer base. Receivable write offs in 2004, 2003 and 2002 were nominal. One customer accounted for approximately 51% and 60% of the Company’s accounts receivable balance at December 31, 2004 and 2003. Another customer accounted for approximately 21% and 13% of the Company’s accounts receivable balance at December 31, 2004 and 2003. One other customer accounted for approximately 10% of the Company’s accounts receivable balance at December 31, 2004.

Cash and Cash Equivalents:   All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. Treasury funds. The Company currently invests its excess cash in U.S. Treasury funds.

Short-term Investments:   Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company considers its investment portfolio of short-term investments available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2004, the Company’s short-term investments consist of U.S. Treasury notes and bills, and obligations of U.S. government agencies with an amortized cost of $50.3 million, estimated fair value of $50.2 million and had an unrealized loss of $87,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less. The Company held no short-term investments at December 31, 2003.

Fixed Assets:   Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory and production equipment, and furniture and office equipment are depreciated over a three to seven year period. Leasehold improvements

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

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

Goodwill and Other Intangibles:   Prior to January 1, 2002, the Company amortized goodwill on a straight line basis over its useful life, periods not exceeding 15 years. Goodwill had previously been tested for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires cessation of goodwill amortization and a fair value approach to testing the impairment of goodwill and other intangibles. After the disposition of the Biotage operations, the Company has no goodwill requiring assessment for impairment at December 31, 2004 and 2003.

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

Revenue Recognition:   The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts recorded are non-refundable is recognized as revenue as the related expenses are incurred. The Company evaluates all collaborative agreements on a quarterly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaborative agreement. Upon achievement of milestones, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss. Debiopharm S.A. accounted for approximately 36%, 25% and 23% of product development and license fee revenues in 2004, 2003 and 2002, respectively. Bracco Imaging S.p.A accounted for approximately 11%, 21% and 20% of product development and license fee revenues in 2004, 2003 and 2002, respectively. Human Genome Sciences, Inc.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

accounted for no product development and license fee revenues in 2004 and approximately 9% and 21% of product development and license fee revenues in 2003 and 2002, respectively.

The Company generally licenses its patent rights covering phage display as well as its proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements, for which the Company has no future obligations, generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Perpetual patent licenses are recognized immediately if the Company has no future obligations. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Upon the achievement of a milestone under non-exclusive phage display patent licenses or phage display libraries a portion of the milestone equal payment to the percentage of the license period that has elapsed is recognized as revenue. The remainder is recognized over the remaining term of the license agreement. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Royalties are recognized when they are earned.

The Company has received a grant from the Walloon region of Belgium, which is included in long-term liabilities on the consolidated balance sheet. This grant includes specific criteria regarding employment and corporate investment that need to be met through 2006. If the Company does not meet the criteria, it will be required to refund all or a portion of amounts received under this grant. As of December 31, 2004 and 2003, the Company had received approximately $1.1 million and $770,000, respectively under this grant. The Company will recognize the grant as the criteria are met.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Guarantees:   In November 2002, the Financial Accounting Standards Board (FASB) issued FIN No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The following is a summary of our agreements that the Company has determined are within the scope of FIN No. 45:

The Company generally does not provide indemnification to licensees of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing agreements. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of December 31, 2004 and 2003.

Investment in Joint Venture (Dyax–Genzyme LLC):   In September 2003, Genzyme and Dyax formed a joint venture, Dyax–Genzyme LLC (the LLC), formerly known as Kallikrein LLC, to manage the DX-88

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

program for HAE. Dyax and Genzyme hold a 50.01% and 49.99% interest in the LLC, respectively. All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by the LLC. The Company presents this reimbursement as a reduction in research and development expenses because it includes funding that the Company provided to the LLC. The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Genzyme and Dyax fund the operations of the LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in the LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected losses of the LLC are slightly less than Genzyme’s and therefore is not the primary beneficiary of the LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated the LLC. The Company has accounted for its interest in the LLC using the equity method of accounting. Dyax’s 50.01% share of the joint venture’s loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC).

Research and Development:   Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates. These costs are partially offset by the reimbursement of expenses by the LLC. These costs have been charged to research and development expense as incurred. Prepaid research and development on the consolidated balance sheets represents external drug manufacturing costs, and research and development service costs that have been paid for in absence of the related product being received or the services being performed.

Income Taxes:   The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.

Translation of Foreign Currencies:   Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the year ending December 31, 2004 losses from transactions in foreign currencies were $27,000 and for the years ending December 31, 2003 and 2002 gains from transactions in foreign currencies were $36,000 and $410,000 are included in the consolidated statements of operations and comprehensive loss.

Stock Options:   At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company uses the intrinsic value method prescribed under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock-based employee compensation cost is reflected as an operating expense, as the difference between the exercise price and the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based employee

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

compensation. The fair value of each stock option granted is estimated under the Black-Scholes option pricing model on the grant date.

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net loss as reported	$(33,114)	$(7,415)	$(26,818)
Stock-based employee compensation included in net loss as reported	312	1,267	1,140
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,890)	(10,178)	(9,409)
Pro forma net loss	$(43,692)	$(16,326)	$(35,087)
Basic and diluted net loss per share as reported	$(1.06)	$(0.31)	$(1.36)
Pro forma basic and diluted net loss per share	$(1.40)	$(0.69)	$(1.79)

The pro forma effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates granting additional awards in future years.

Net Loss Per Share:   The Company accounts for and discloses earnings per share (EPS) under SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options, which are potentially dilutive, totaling 3,845,785, 3,711,114 and 4,306,313 were outstanding at December 31, 2004, 2003 and 2002, respectively.

Comprehensive Income (Loss):   The Company accounts for comprehensive income (loss) under SFAS No. 130, Reporting Comprehensive Income. The statement established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Business Segments:   The Company discloses business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company operates as one business segment in two geographic areas.

Recent Pronouncements:   In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measure of the impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements are currently effective. The adoption of EITF 03-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2004, the EITF reached a final consensus on EITF Issue No. 03-06, Participating Securities and the Two-Class Method under FASB 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensuses reached on EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 had no effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. As of December 31, 2004, the Company has approximately 1,823,084 stock options outstanding which had not yet become vested.

3.   Discontinued Operations of Biotage

On October 29, 2003, the Company sold its wholly owned subsidiary known as Biotage. The purchase price was $35.0 million before transaction expenses of approximately $3.0 million, including non-cash expenses of $519,000, and a reduction of approximately $4.6 million of Biotage debt. Dyax received $25.4 million in cash at closing and paid approximately $2.5 million in transaction expenses. An additional $5.0 million was received in 2004 that was being held in an indemnity escrow. For the year ended December 31, 2003, the Company recognized a $19.0 million gain on this sale in the consolidated statements of operations and comprehensive loss. Prior period amounts have been reclassified to be consistent with the treatment of Biotage as a discontinued operation.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Discontinued Operations of Biotage (Continued)

Accounting Policies of Discontinued Operations of Biotage

Inventories:   Inventories were stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories are reviewed for slow moving, obsolete and excess items on a quarterly basis and, if necessary, a charge was recorded in the results of operations.

Other Intangibles:   Biotage capitalizes software development costs for software products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized software costs are amortized to cost of sales over the estimated useful lives of the related software products, which was 5 years

Revenue Recognition:   Biotage has utilized the guidance of Staff Accounting Bulletin 104, Revenue Recognition, for all periods presented in these financial statements. Product revenue is derived from sales of chromatography separations systems and cartridges. Revenue was generally recognized on product sales arrangements based on product shipment if no installation obligations exist. For product sale arrangements that required installation services that are not considered essential to the functionality of the product, revenue was recognized upon shipment and a portion of revenue equal to the fair value of the installation service is deferred and recognized upon the completion of the installation. For product sale arrangements that required significant installation services and contain customer acceptance criteria, all revenue was recognized upon the completion of the installation and satisfaction of the customer acceptance criteria.

Shipping and Handling:   Shipping and handling costs were included within cost of products sold, with the related sales value included within product revenues.

Product Warranty:   Biotage provided customers with a twelve-month warranty on its chromatography systems from the date of shipment. Estimated warranty obligations, which were included in the results of operations as cost of products sold, were evaluated and provided for at the time of sale.

Advertising:   Advertising costs were expensed as incurred and were included in selling, general and administrative in the results of discontinued operations. Advertising costs for the period ended October 29, 2003, and the year ended December 31, 2002 were $396,000 and $556,000, respectively.

The following table presents operating results for the discontinued operations of Biotage for the period ended October 29, 2003, and the years ended December 31, 2002:

	Period Ended October 29, 2003	Year Ended December 31, 2002
	(In thousands)
Separations product revenues	$16,527	$23,158
Costs and expenses:
Cost of products sold	7,468	10,038
Research and development	2,251	3,088
Selling, general and administrative	8,701	10,252
Total costs and expenses	18,420	23,378
Loss from operations	(1,893)	(220)
Other income (expense), net	13	42
Loss from discontinued operations	$(1,880)	$(178)

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Discontinued Operations of Biotage (Continued)

The following table reconciles the purchase price to the gain on sale of Biotage as presented in the consolidated statements of operations and comprehensive loss:

(In thousands)
Unadjusted purchase price	$35,000
Less debt assumed by the buyer	(4,573)
Professional fees	(1,821)
Stock based compensation and bonuses	(1,162)
Net assets disposed on October 29, 2003	(8,485)
Gain on sale of Biotage, net of tax	$18,959

4.   Fixed Assets

Fixed assets consist of the following:

	December 31,
	2004	2003
	(In thousands)
Laboratory equipment	$9,011	$7,233
Furniture and office equipment	1,334	984
Software and computers	2,821	2,130
Leasehold improvements	10,108	10,119
Total	23,274	20,466
Less: accumulated depreciation and amortization	(11,407)	(7,772)
	$11,867	$12,694

There was $8,596,000 and $8,255,000 of assets under capital leases, which includes laboratory and office equipment, with related accumulated amortization of $5,246,000 and $4,748,000, at December 31, 2004 and 2003, respectively. Amortization of assets under capital leases is included in depreciation and amortization of fixed assets on the consolidated statements of cash flow.

5.   Notes Receivable, Employees

In June 1999, the Company provided a loan to an officer of the Company in the amount of $100,000. Prior to 2003, the Company forgave $20,000 of principal and all accrued interest on June 14 annually. During March 2003, the Company received payment of the remaining $40,000 outstanding principal on this loan.

In October 1998, the Company provided a mortgage loan and pledge agreement in the amount of $1,300,000 to its President and Chief Executive Officer, who is also Chairman of the Company’s Board of Directors, to purchase a residence within commuting distance of the Company’s headquarters. Payments in the amount of $8,220 were due monthly to the Company. During June 2003, the Company’s Chief Executive Officer paid the Company the remaining balance on his mortgage loan agreement, totaling $1,198,000.

During 2003, the Company received $51,000 in cash on additional notes to employees that were outstanding at December 31, 2002.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Intangible Assets

On October 16, 2002, the Company entered into a cross-licensing agreement with XOMA Ireland Limited under which the Company received a license to use XOMA’s patents and bacterial expression technology to discover antibody products using phage display. The Company also received a license from XOMA to produce antibodies under the XOMA patents. In exchange for the rights to XOMA’s technology, the Company agreed to pay a technology license fee of $3.5 million due over six installments through December 15, 2003, and to pay a 0.5% royalty on net sales of any antibody product commercialized by the Company or any development partner. This fee was capitalized and is being expensed ratably over 7 years, management’s estimate of the period that the capitalized license will generate revenues. The Company also granted XOMA a license to its phage display patents and agreed to provide XOMA one of the Company’s antibody phage display libraries. The technology license fee due to XOMA was fully paid in 2003. At of December 31, 2004 and 2003, the gross carrying amount of the intangible assets, consisting of the licensed patent technology, was $3.5 million and the related accumulated amortization was $1.1 million and $583,000, respectively.

Estimated five year future amortization expense for other intangible assets as of December 31, 2004 are as follows:

(In thousands)
2005	$502
2006	502
2007	502
2008	502
2009	419

7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2003
	(In thousands)
Accounts payable	$2,599	$5,426
Accrued employee compensation and related taxes	2,220	1,855
Accrued external research and development and contract manufacturing	1,682	861
Advance from joint venture	—	1,437
Other accrued liabilities	3,110	2,985
	$9,611	$12,564

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   Long-term Obligations

Long-term obligations consist of the following:

	December 31,
	2004	2003
	(In thousands)
Obligations under capital lease arrangements	$3,490	$3,849
Obligation under leasehold improvement arrangements	1,992	2,142
Obligations under promissory notes	—	1,070
Total long-term obligations	5,482	7,061
Less: current portion	(1,837)	(3,413)
Long-term obligations	$3,645	$3,648

Obligations under capital lease arrangements and promissory notes:

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets. During the years ended December 31, 2004, 2003 and 2002, Dyax S.A. sold to and leased back from the lender a total of $431,000, $176,000 and $1.7 million, respectively, of laboratory and office equipment. No gain or loss was recorded as part of these transactions. Interest pursuant to this capital lease ranges between 4.38% and 11.18%. Principal and interest are payable quarterly over 60 months. Dyax S.A. was required to provide cash collateral totaling $342,000 and $441,000 at December 31, 2004 and 2003, which is included in restricted cash on the Company’s consolidated balance sheets. As of December 31, 2004 and 2003, there was $1.3 million and $1.4 million (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements. Interest pursuant to this agreement ranges between 7.95% and 10.33%. Principal and interest are payable ratably over 24 months to 42 months. Capital lease obligations are collateralized by the assets under lease. During the years ended December 31, 2004, 2003 and 2002, the Company sold to and leased back from the lender $1.1 million, $306,000 and $2.0 million, respectively, of leasehold improvements, laboratory, production and office equipment. During August 2003, the Company refinanced $1.3 million of the outstanding capital leases under the agreement. No gain or loss was recorded as part of these transactions. As of December 31, 2004 and 2003, there was $2.1 million (included in obligations under capital lease arrangements) outstanding related to capital leases. During 2004, the Company paid off its debt relating to leasehold improvements, as of December 31, 2004 and 2003 there was $0 and $1.1 million (included in obligations under promissory notes) outstanding related to the leasehold improvements debt agreement, totaling $2.1 million and $3.2 million outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

During 1997, the Company signed a capital lease agreement for the purchase of qualified fixed assets from a lender for a total of $2.9 million of laboratory and office equipment. Interest pursuant to this agreement ranges between 10.42% and 14.02%. Principal and interest are payable monthly over 60 months. The capital lease obligations are collateralized by the assets under the lease. As of December 31, 2004 and 2003, there was $26,000 and $288,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   Long-term Obligations (Continued)

The Company also has a capital lease for equipment in Belgium. In 2000, the Company sold to the lessor and leased back $287,000 of laboratory equipment under this facility. No gain or loss was recorded as part of this transaction. Interest pursuant to this agreement is at 5.60%. Principal and interest is payable monthly over 60 months. As of December 31, 2004 and 2003, there was $27,000 and $100,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

Obligation under leasehold improvement arrangements:

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012. As of December 31, 2004, and 2003, there was $2.0 million and $2.1 million outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

Minimum future payments under the Company’s long-term obligations as of December 31, 2004 are as follows:

(In thousands)
2005	$2,254
2006	1,749
2007	939
2008	478
2009	425
Thereafter	929
Total future minimum payments	6,774
Less: amount representing interest	(1,292)
Present value of future minimum payments	5,482
Less: current portion	(1,837)
Long-term obligations	$3,645

9.   Operating Leases

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Of the space initially leased, the Company has subleased a total of approximately 14,000 square feet to two different biotechnology companies under subleases, both of which are due to expire, unless extended, on October 31, 2005. The lease commenced in the first quarter of 2002 and has an initial term of ten years, expiring February 2012. As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002. The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term. Also, as part of the lease agreement, the Company was required to provide a cash-collateralized letter of credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. The cash collateral is included in restricted cash on the

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Operating Leases (Continued)

Company’s consolidated balance sheets. Under the terms of the lease agreement, the Company is obligated to lease an additional 24,122 square feet of space on November 1, 2007 and has the option to extend the entire lease for two additional five-year terms.

Minimum future lease payments under the Company’s non-cancelable operating leases as of December 31, 2004 are as follows:

(In thousands)
2005	$3,997
2006	3,975
2007	5,354
2008	5,400
2009	5,388
Thereafter	11,449

In addition, the Company subleases a portion of its Cambridge facility, for which minimum future receipts under the non-cancelable subleasing agreement as of December 31, 2004 are $308,000 which will all be received in 2005.

Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3,636,000, $2,907,000 and $2,560,000, respectively. Rent expense for December 31, 2004, 2003 and 2002 was net of sublease payments of $1,191,000, $1,565,000 and $719,000 respectively.

10.   Litigation

As of December 31, 2004, the Company was not engaged in any active court proceedings. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves. As of December 31, 2004, there were no reserves for litigation settlements.

11.   Stockholders’ Equity

Preferred Stock:   As of December 31, 2004 and 2003, there were 950,000 shares of $0.01 par value preferred stock authorized but undesignated and 50,000 shares of previously undesignated preferred stock designated as Series A Junior Participating Preferred Stock.

Common Stock:   On March 19, 2003, the Company completed the sale of 4,721,625 shares of common stock at a price of $1.85 per share in a registered directed offering covered by our shelf registration on Form S-3, which resulted in proceeds of $8.3 million, net of expenses of $521,000.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity (Continued)

In January 2004, the Company sold 6,000,000 shares of common stock (including 780,000 shares pursuant to the exercise by the underwriters of their over-allotment option), at a price of $7.93 per share in a registered underwritten public offering, which resulted in aggregate proceeds of approximately $47.6 million, not including underwriter discount of $2.6 million and expenses of approximately $215,000.

At the May 20, 2004 Annual Meeting of Stockholders, the shareholders approved an amendment to Dyax’s Restated Certificate of Incorporation to increase the number of authorized shares of our common stock by 75,000,000 shares from 50,000,000 to 125,000,000 shares.

Stock Options:   The Company’s 1995 Equity Incentive Plan (the “Plan”) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from date of grant. At the May 16, 2002 Annual Meeting of Shareholders the Plan was amended by a shareholder vote to increase the number of shares reserved for issuance under the plan from 4.5 million to 6.5 million shares and to provide for automatic annual increases up to an aggregate amount of not more than 10.25 million shares. At December 31, 2004, there were 6,324,938 shares of common stock reserved for issuance under the Plan of which 2,479,153 shares remained available for future grant. Since the Plan’s inception, 2,625,630 shares have been issued under the Plan.

Stock option activity for the 1995 Equity Incentive Plan is summarized as follows:

	Option Shares	Weighted-Avg. Exercise Price
Outstanding at December 31, 2001	3,677,630	$9.08
Granted at fair market value	1,366,506	2.42
Exercised	(224,222)	1.77
Canceled	(513,601)	12.38
Outstanding at December 31, 2002	4,306,313	$6.94
Granted at fair market value	1,020,135	3.39
Exercised	(351,703)	2.25
Canceled	(1,263,631)	7.18
Outstanding at December 31, 2003	3,711,114	$6.33
Granted at fair market value	1,252,753	10.99
Exercised	(632,414)	3.05
Canceled	(485,668)	12.33
Outstanding at December 31, 2004	3,845,785	$7.58

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity (Continued)

Summarized information about stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.30	19,041	1.17	0.30	19,041	0.30
$1.21 to $1.36	404,348	7.56	1.36	195,039	1.36
$1.49 to $1.99	272,232	6.52	1.78	162,132	1.73
$2.00	421,933	4.36	2.00	421,933	2.00
$2.30 to $3.80	476,570	7.55	3.38	203,529	3.93
$3.90 to $9.62	431,786	8.03	7.18	177,519	7.61
$9.70 to $10.40	411,585	7.04	10.29	302,936	10.30
$10.49 to $10.97	20,200	7.21	10.92	15,042	10.96
$11.41	930,156	9.31	11.41	133,345	11.41
$11.50 to $48.69	457,934	6.50	16.40	392,185	16.93
	3,845,785	7.39	7.58	2,022,701	7.36

The weighted average fair value of options granted under the Plan during 2004, 2003 and 2002, as determined under the Black-Scholes option pricing model was $10.91, $3.36 and $2.19, respectively. Total options exercisable at December 31, 2004, 2003 and 2002 were 2,022,701, 2,179,588 and 1,860,791 respectively.

The fair value of each stock option granted is estimated on the grant date using the minimum value method with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected option term	6.0	6.0	6.0
Risk-free interest rate	3.79%	3.35%	4.23%
Expected dividend yield	None	None	None
Volatility factor	217%	208%	140%

In 2004, 2003, and 2002, the Company did not record any additional deferred compensation related to stock option grants to employees.

In 2004 and 2003, the Company modified certain stock options grants. In accordance with FASB Interpretation 44 Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 the Company recorded compensation expense associated with these modifications. The expense recognized in 2004 totaled $264,000. Of these expenses, $203,000 is included in research and development expenses and $61,000 is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The expense recognized in 2003 totaled $712,000. Of this amount, $519,000, related to the modification of stock options granted to Biotage employees due to the triggering of change of control provisions in employment agreements, is included in gain on sale of Biotage in the consolidated statements of operations and comprehensive loss as the related expense is a direct and incremental cost associated with the disposition. The remaining $193,000, which does not relate to Biotage

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity (Continued)

employees, is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Employee Stock Purchase Plan:   The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of common stock at a discount from fair market value. As of December 31, 2004, there were 209,240 shares of common stock reserved for issuance under the amended Purchase Plan. Rights to purchase common stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering before the stock is purchased. The purchase price per share of common stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. At the May 16, 2002 Annual Meeting of Shareholders the Purchase Plan was amended by a shareholder vote to increase the number of shares reserved for issuance under the plan from 200,000 to 400,000 shares. For the years ended December 31, 2004, 2003 and 2002, 27,456, 109,389 and 46,890 shares, respectively, had been issued under the Purchase Plan.

12.   Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the “Retirement Plan”), qualified under section 401(k) of the Internal Revenue Code, covering substantially all of the Company’s U.S. employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. In 2001, the Company began matching 50% of employee contributions up to 6% of eligible pay. Employees are 100% vested in company matching contributions immediately. For the years ended December 31, 2004, 2003 and 2002, the Company’s contributions amounted to $232,000, $339,000 and $363,000, respectively.

13.   Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2004	2003	2002
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	6.71%	5.44%	6.55%
Research and development tax credits	13.49%	13.18%	6.70%
Other	(2.20)%	(5.04)%	(4.19)%
True up for reduction in NOL and Research Credit carryforwards	(4.74)%	(71.15)%	(0.16)%
Valuation allowance	(47.27)%	23.57%	(42.91)%
Effective income tax rate	—%	—%	—%

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Income Taxes (Continued)

The principle components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003, respectively are as follows:

	2004	2003
Deferred Tax Asset:
Allowance for doubtful accounts	$30,000	$30,000
Depreciation and amortization	1,215,000	294,000
Accrued expenses	121,000	168,000
Other	37,000	71,000
Deferred revenue	2,808,000	442,000
Research credit carryforwards	12,282,000	5,664,000
Net operating loss carryforwards	43,327,000	36,750,000
Total gross deferred tax asset	59,820,000	43,419,000
Valuation allowance	(59,820,000)	(43,419,000)
Net deferred tax asset	$—	$—

As of December 31, 2004, the Company had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $112.8 million and $11.0 million, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2005 through 2024. The Company has recorded a deferred tax asset of approximately $2.3 million and $1.6 million at December 31, 2004 and 2003, respectively, reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from the December 31, 2004 $2.3 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $59.8 million and $43.4 million has been established at December 31, 2004 and 2003, respectively.

The American Jobs Creation Act of 2004 (the Act) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company’s income tax liability.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of NOL carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88. Under this agreement, which was amended on May 31, 2002, and again effective as of September 30, 2003, the Company was initially responsible for all expenses incurred in connection with the development of DX-88 for the treatment of HAE through the completion of the first Phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme exercised its option under the collaboration agreement to join Dyax in the development and commercialization of DX-88 for HAE. Through the creation of Dyax–Genzyme LLC (formerly known as Kallikrein LLC), Dyax and Genzyme now jointly own the rights to DX-88 for the treatment of HAE and are each responsible for 50% of all costs incurred in connection with the development of DX-88 for HAE after completion of the first Phase II clinical trial. Upon dosing the first patient in a pivotal clinical trial of DX-88 for HAE, Genzyme will also be obligated to pay the Company a milestone payment of approximately $3.0 million. In addition, the Company will be entitled to receive approximately 50% of the profits realized by Dyax–Genzyme LLC and potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

Under the collaboration agreement, as amended, the Company had the option to purchase Genzyme’s interest in the application of DX-88 for all surgical indications, including the prevention of blood loss and other systemic inflammatory responses in on-pump, open-heart surgery. The Company exercised this option in the first quarter of 2003 for $1.0 million.

When the Company and Genzyme first amended the collaboration agreement in May 2002, the Company and Genzyme also executed a senior secured promissory note under which Genzyme agreed to loan the Company up to $7.0 million. Under a security agreement associated with this note, the Company agreed to grant Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program, including all intellectual property rights related to DX-88 for non-surgical applications. Under an amendment to the security agreement executed on October 15, 2003, Genzyme was granted a continuing security interest in the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. The security agreement, as amended, contains certain financial covenants, under which the Company must (i) maintain at least $20.0 million in cash, cash equivalents and short-term marketable securities based on the Company’s quarterly consolidated financial statements and (ii) continue to satisfy at least one standard for continued listing of our securities on the NASDAQ National Market.

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (5.25% at December 31, 2004) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2005. The Company may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of May 31, 2005. As of December 31, 2004, the Company satisfies the criteria for extending the maturity date of the note to May 31, 2007 and intends to extend the maturity date. Accordingly, the note is presented as a long-term liability as an obligation to related party on the Company’s consolidated balance sheet. At December 31, 2004 and 2003, there was $7.0 million outstanding under the loan. At December 31, 2004 and 2003, the Company owed $82,000 and $488,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions (Continued)

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme are each required to fund 50% of the forecasted monthly expenses of Dyax–Genzyme LLC, as needed. The Company has accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31,  2004 and  2003, the Company’s investment in the joint venture was $254,000 and $817,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.

The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under FIN 46R. Genzyme and Dyax fund the operations of Dyax–Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in Dyax–Genzyme LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected losses of Dyax–Genzyme LLC are less than Genzyme’s and therefore the Company is not the primary beneficiary of Dyax–Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated Dyax–Genzyme LLC.

As of December 31, 2004 and 2003, the Company had approximately $254,000 and $817,000, respectively, in its investment account, that represents the Company’s portion of the contributions to Dyax-Genzyme LLC offset by the Company’s portion of the LLC’s losses. Summary financial information for Dyax-Genzyme LLC was as follows:

	Years Ended December 31,
	2004	2003
	(In thousands)
Research and development	$11,779	$4,284
Selling and marketing	226	202
Net loss	11,996	4,486
Equity loss in joint venture (Dyax–Genzyme LLC)	5,988	2,243
Current assets	$54	$1,633
Non-current assets	708	—
Current liabilities	(255)	—
Non-current liabilities	—	—
Net assets	$507	$1,633
Investment in joint venture (Dyax–Genzyme LLC)	$254	$817
Amount due to Dyax from Dyax–Genzyme LLC (included in current liabilities above)	$255	$—

The Company’s Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. One of our other directors is a

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions (Continued)

director of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

At December 31, 2004 and 2003, Genzyme owned approximately 1.8% and 2.2%, respectively of the Company’s common stock outstanding.

During 1996, the Company signed two patent license agreements with Genzyme consistent with our standard license terms. The Company recorded license revenues of $50,000, for each year ended December 31, 2004, 2003 and 2002, in connection with the maintenance fees on these two agreements. As of December 31, 2004 and 2003, there was no accounts receivable balance related to the patent license agreement.

During 2004, the Company signed a library license agreement with Genzyme consistent with its standard license terms. The Company received $1.3 million from Genzyme and recorded license revenues of $275,000, for the year ended December 31, 2004, in connection with the technology access fees on this agreement. As of December 31, 2004, there was no accounts receivable balance related to the library license agreement.

15.   Business Segments

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. On October 29, 2003, the Company sold its separations products business known as Biotage, which was previously disclosed as the Separations segment. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations and prior period segment information has been restated to reflect this change. As of December 31, 2004 and 2003, the Company had approximately $2.0 million and $1.9 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the years ended December 31, 2004, 2003 and 2002, the Company did not have any external revenues outside the United States.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16.   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Loss on Short-term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2001	$—	$94	$94
Change for 2002	—	410	410
Balance at December 31, 2002	—	504	$504
Change for 2003	—	36	36
Balance at December 31, 2003	—	540	540
Change for 2004	(87)	(27)	(114)
Balance at December 31, 2004	$(87)	$513	$426

17.   License Agreements

On December 31, 1997, the Company and Cambridge Antibody Technology Limited (CAT) entered into agreements under which each party was granted a license to certain intellectual property owned or controlled by the other party in the field of phage display.  This cross-licensing arrangement was further amended and expanded by two separate amendment agreements executed by and between the Company and CAT on January 3, 2003 and September 18, 2003, respectively. Under the terms of the amended agreement, CAT granted the Company worldwide licenses for research and certain other purposes for all CAT antibody phage display patents (the CAT patents). The Company also received options for licenses to develop therapeutic and diagnostic antibody products under the CAT patents. CAT will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers, which will be recorded as cost of revenues within research and development expenses when incurred. CAT will have the option to co-fund and co-develop antibodies developed by the Company and to share the Company’s revenues from certain other applications of antibody phage display technology. Additionally, CAT is not required to pay the Company royalties related to the Company’s Ladner patents on antibody products developed by CAT.

See also Note 14, Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions.

18.   Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$5,697	$4,074	$3,260	$3,559
Loss from continuing operations	$(7,282)	$(8,146)	$(7,930)	$(9,515)
Net loss	$(7,435)	$(8,176)	$(7,963)	$(9,540)
Basic and diluted net loss per share:
Net loss	$(0.24)	$(0.26)	$(0.25)	$(0.31)

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18.   Unaudited Quarterly Operating Results (Continued)

Year ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$3,856	$3,348	$5,927	$3,722
Loss from continuing operations	$(5,795)	$(5,643)	$(6,044)	$(7,012)
Net income (loss)	$(6,379)	$(6,069)	$(6,166)	$11,199
Basic and diluted net income (loss) per share:
Net income (loss)	$(0.31)	$(0.25)	$(0.25)	$0.45

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers and Key Employees” and “Election of Directors—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit to this Report. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver as required by applicable law.

ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2005 Proxy Statement: “Election of Directors—Director Compensation,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Share Ownership” in the 2005 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,845,785	$7.39	3,954,658
Equity compensation plans not approved by security holders:	—	—	—
Totals:	3,845,785 (2)	$7.39	3,954,658 (3)

(1)          Consists of the Amended and Restated 1995 Equity Incentive Plan and the 1998 Employee Stock Purchase Plan.

(2)          Does not include purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is June 30, 2005.

(3)          Includes 209,240 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 50,000 are issuable in connection with the current offering period which ends on June 30, 2005. The remaining shares consist of 3,745,418 under the 1995 Amended and Restated Equity Incentive Plan, which amount reflects the automatic increase of 1,250,000 shares that occurred on January 1, 2005 under the terms of the Plan. Under the 1995 Amended and Restated Equity Incentive Plan, the number of shares issuable is automatically increased every January 1 by an amount equal to the lesser of (i) 1,250,000 shares, (ii) 5% of the fully diluted outstanding shares of Common Stock of the Company on such date or (iii) such lesser amount as may be determined by resolution of the board of directors at any date before or within 90 days after January 1 of the respective year; provided, however, that the maximum aggregate number of shares received since inception under the plan shall not exceed 10,250,000 shares. No incentive stock options may be granted under the plan more than ten years after the plan’s July 13, 1995 effective date. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Election of Directors—Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Board and Committee Matters” and “Information Concerning Our Auditors” in the 2005 Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.   FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 2004, 2003 and 2002

(In Thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2004	$75	$—	$—	$75
2003	$75	$25	$25	$75
2002	$75	$20	$20	$75

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2004	$43,419	$18,257	$1,856	$59,820
2003	$45,066	$975	$2,622	$43,419
2002	$33,522	$11,544	—	$45,066

3.     EXHIBITS

The exhibits are listed below under Part IV, Item 15(c) of this Report.

(b)          EXHIBITS

Exhibit No.	Description
2.1

Purchase Agreement dated October 13, 2003 by and among Pyrosequencing AB, Dyax Corp. and Biotage, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on November 7, 2003 and incorporated herein by reference.

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

3.4

Certificate of Correction to the Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.4 to the Company’s Amended Annual Report on Form 10-K/A (File No. 000-24537) for the year ended December 31, 2001 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.
4.2

Rights Agreement, dated June 27, 2001 between American Stock Transfer & Trust Company, as Rights Agent, and the Company. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) and incorporated herein by reference.

10.1

Amended and Restated 1995 Equity Incentive Plan, as amended on February 7, 2002. Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-24537) filed with the Commission on April 22, 2002 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.
10.3*

Form of Change of Control Agreement between the Company and Lynn G. Baird, Ph.D., Clive R. Wood, Ph.D. and Ivana Magovcevic, Ph.D., J.D. Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.4*

Employment Letter Agreement, dated September 1, 1999, between Stephen S. Galliker and the Company. Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

10.5†

License Agreement, dated January 24, 2001, between Debiopharm S.A. and the Company. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-24537) and incorporated herein by reference.

10.6

Form of Indemnification Agreement by and between certain directors and executive officers of the Company and the Company. Filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

10.7

Amended and Restated Registration Rights Agreement, dated as of February 12, 2001, between holders of the Company’s capital stock named therein and the Company. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-24537) and incorporated herein by reference.

10.8†

Collaboration and License Agreement, dated October 31, 2000, between Bracco Holding, B.V. and Bracco International, B.V. and the Company. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference.

10.9†

First Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of December 31, 2003. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.10

Lease, dated June 13, 2001, between the Massachusetts Institute of Technology and the Company. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2001 and incorporated herein by reference.

10.11

Master Lease Agreement and related documents between the Company and General Electric Capital Corporation dated as of May 1, 2001. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2002 and incorporated herein by reference.

10.12

Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company dated May 31, 2002. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.13

Senior Secured Promissory Note between Genzyme Corporation and the Company dated May 31, 2002. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.14

Security Agreement between Genzyme Corporation and the Company dated May 31, 2002. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.15

Amendment No. 1 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, dated as of September 30, 2003. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.16

First Amendment to Security Agreement between Genzyme Corporation and the Company dated as of October 15, 2003. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.17

License Agreement between XOMA Ireland Limited and the Company dated October 16, 2002. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-24537) and incorporated herein by reference.

10.18†

Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated January 6, 2003. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2003 and incorporated herein by reference.

10.19†

Second Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated September 18, 2003. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 29, 2003 and incorporated herein by reference.

10.20

Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.21

Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.22

Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its non-employee directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.23	Second Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of January 3, 2005. Filed herewith.
14.1

Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-24537) and incorporated herein by reference.

21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to §240.13a 14 or §240.15d 14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.
99.1	Important Factors That May Affect Future Operations and Results. Filed herewith.

*                    Indicates a contract with management.

†                    This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this first day of March, 2005.

DYAX CORP.
By:	/s/ Henry E. Blair
Henry E. Blair
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry E. Blair	President, Chief Executive Officer, and
Henry E. Blair	Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2005
/s/ Stephen S. Galliker	Executive Vice President, Finance and
Stephen S. Galliker	Administration and Chief Financial Officer (Principal Financial Officer)	March 1, 2005
/s/ Constantine E. Anagnostopoulos
Constantine E. Anagnostopoulos	Director	March 1, 2005
/s/ Susan B. Bayh
Susan B. Bayh	Director	March 1, 2005
/s/ James W. Fordyce
James W. Fordyce	Director	March 1, 2005
/s/ Thomas L. Kempner
Thomas L. Kempner	Director	March 1, 2005
/s/ Henry R. Lewis
Henry R. Lewis	Director	March 1, 2005
/s/ David J. McLachlan
David J. McLachlan	Director	March 1, 2005
/s/ Mary Ann Gray
Mary Ann Gray	Director	March 1, 2005