Form 10-K/A
period 2004-12-31
DYAX CORP
filed 2005-05-06
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on May 19, 2005, which Definitive Proxy Statement was filed with the Securities and Exchange Commission on April 18, 2005, are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Dyax Corp. (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 1, 2005 (the “Original Filing”), for the purpose of including in the list of exhibits three exhibits filed with the Company’s quarterly reports on Form 10-Q in 2004 but omitted from the list of exhibits incorporated by reference in the Original Filing.  No other amendments to the Original Filing are being made.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Item 15, the item being amended.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   1.     FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.     FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 2004, 2003 and 2002
(In Thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
2004	$75	$—	$—	$75
2003	$75	$25	$25	$75
2002	$75	$20	$20	$75

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2004	$43,419	$18,257	$1,856	$59,820
2003	$45,066	$975	$2,622	$43,419
2002	$33,522	$11,544	$—	$45,066

3.          EXHIBITS

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)   EXHIBITS

Exhibit No.	Description

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

10.23††	Second Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of January 3, 2005.

10.24*

Employment Letter Agreement dated August 28, 2001 between Lynn G. Baird, Ph.D. and the Company.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.25*

Employment Letter Agreement dated June 27, 2003 between Clive R. Wood, Ph.D. and the Company.  Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2004 and incorporated herein by reference.

14.1

Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-24537) and incorporated herein by reference.

21.1††	Subsidiaries of the Company.

23.1††	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

31.1†††	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended.

31.2†††	Certification of Chief Financial Officer Pursuant to §240.13a 14 or §240.15d 14 of the Securities Exchange Act of 1934, as amended.

32.1††	Certification pursuant to 18 U.S.C. Section 1350.

99.1††	Important Factors That May Affect Future Operations and Results.

*      Indicates a contract with management.

†      This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

††    Previously filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “Original Filing”).

†††  These certifications, which were filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May 2005.

DYAX CORP.

By:	/s/ Stephen S. Galliker
Stephen S. Galliker Executive Vice President, Finance and Administration and Chief Financial Officer