Form 10-Q
period 2005-03-31
DYAX CORP
filed 2005-05-06
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of May 4, 2005: 31,600,497:

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,076	$6,978
Short-term investments	26,405	50,163
Accounts receivable, net of allowances for doubtful accounts of $88 and $75 at March 31, 2005 and December 31, 2004 respectively	3,204	3,089
Prepaid research and development	2,462	1,955
Due from joint venture (Dyax-Genzyme LLC)	1,626	255
Other current assets	594	1,120
Total current assets	57,367	63,560
Fixed assets, net	11,417	11,867
Intangibles, net	2,311	2,437
Restricted cash	4,626	4,642
Investment in joint venture (Dyax-Genzyme LLC)	346	254
Total assets	$76,067	$82,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,337	$9,611
Current portion of deferred revenue	6,149	5,280
Due to joint venture (Dyax-Genzyme LLC)	868	—
Current portion of long-term obligations	1,832	1,837
Total current liabilities	19,186	16,728
Deferred revenue	4,160	4,485
Obligation to related party	7,000	7,000
Long-term obligations	3,103	3,645
Deferred rent	1,897	1,914
Other long-term liabilities	1,102	1,157
Total liabilities	36,448	34,929
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at March 31, 2005 and December 31, 2004; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at March 31, 2005 and December 31, 2004; 31,584,072 and 31,547,627 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	316	315
Additional paid-in capital	198,595	198,446
Accumulated deficit	(159,803)	(151,356)
Accumulated other comprehensive income	511	426
Total stockholders’ equity	39,619	47,831
Total liabilities and stockholders’ equity	$76,067	$82,760

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except share and per share data)
Product development and license fee revenue	$3,707	$5,697

Research and development:
Research and development expenses	10,562	10,332
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(4,028)	(1,510)
Net research and development expenses	6,534	8,822
Equity loss in joint venture (Dyax-Genzyme LLC)	2,194	882
General and administrative expenses	3,437	3,275
Total operating expenses	12,165	12,979
Loss from operations	(8,458)	(7,282)

Other income (expense):
Interest income	262	130
Interest expense	(251)	(283)
Total other expense	11	(153)
Net loss	(8,447)	(7,435)

Other comprehensive income (loss):
Foreign currency translation adjustments	17	(9)
Unrealized gain on short term investments	68	14
Comprehensive loss	$(8,362)	$(7,430)
Basic and diluted net loss per share:
Net loss	$(0.27)	$(0.24)
Shares used in computing basic and diluted net loss per share	31,581,465	30,641,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,447)	$(7,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	101	—
Depreciation and amortization of fixed assets	877	840
Amortization of intangibles	126	125
Amortization of deferred rent	(17)	(59)
Loss on disposal of fixed assets	12	—
Compensation expenses associated with stock options	6	40
Equity loss in joint venture (Dyax-Genzyme LLC)	2,194	882
Provision for doubtful accounts	13	23
Changes in operating assets and liabilities:
Accounts receivable	(128)	2,385
Due from joint venture (Dyax-Genzyme LLC)	(1,371)	—
Prepaid research and development, and other assets	9	574
Accounts payable and accrued expenses	767	(957)
Due to joint venture (Dyax-Genzyme LLC)	868	—
Deferred revenue	544	(1,594)
Other long-term liabilities	(29)	(7)
Net cash used in operating activities	(4,475)	(5,183)

Cash flows from investing activities:
Purchase of fixed assets	(541)	(358)
Purchase of short term investments	(13,375)	(34,483)
Proceeds from maturity of short term investments	37,100	—
Restricted cash	(3)	—
Investment in joint venture (Dyax-Genzyme LLC)	(2,286)	(1,810)
Net cash provided by (used in) investing activities	20,895	(36,651)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	144	912
Net proceeds from common stock offerings	—	44,749
Repayment of long-term obligations	(479)	(913)
Net cash (used in) provided by financing activities	(335)	44,748
Effect of foreign currency translation on cash balances	13	(23)

Net increase in cash and cash equivalents	16,098	2,891
Cash and cash equivalents at beginning of the period	6,978	36,508

Cash and cash equivalents at end of the period	$23,076	$39,399

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  Dyax currently has two product candidates in or entering into Phase II clinical trials for three indications, and the Company is planning to initiate a Phase III trial of its lead product candidate, DX-88 hereditary angioedema (HAE).

Dyax is studying DX-88, a novel kallikrein inhibitor discovered at Dyax, in collaboration with Genzyme Corporation for the treatment of HAE, a rare and life-threatening acute inflammatory disease. To date, Dyax has successfully completed two Phase II trials in HAE using an intravenous route of administration of DX-88, and a third Phase II trial is ongoing.  Dyax has recently advanced an easier to administer subcutaneous formulation of DX-88 into a Phase I safety and pharmacokinetics study as part of this collaboration, and plans to initiate a pivotal, placebo-controlled, worldwide, multi-center Phase III trial of DX-88 in HAE in patients this year.

Independently, Dyax is also evaluating DX-88 for its potential to reduce blood loss and related complications during on-pump, open-heart surgery, specifically coronary artery bypass graft, or CABG, surgery.  Dyax has successfully completed a Phase I/II trial in this indication, and the Company is in partnering discussions with respect to Phase II development.  Currently, Dyax retains all commercial rights to DX-88 for surgical indications.

DX-890, a novel human neutrophil elastase inhibitor discovered at Dyax, is being evaluated in Phase II clinical trials in Europe by Debiopharm S.A., Dyax’s collaborator, for its potential in the treatment of cystic fibrosis (CF), a fatal genetic mutation that causes problems including progressive lung destruction and frequent infections. Debiopharm has completed two Phase IIa clinical trials with DX-890 in Europe, one in adult and one in pediatric cystic fibrosis patients, and has recently initiated a placebo-controlled Phase II clinical trial for cystic fibrosis.

Both DX-88 and DX-890 have received orphan drug designation in the United States of America (U.S.) and the European Union for angioedema and CF, respectively. In addition, DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration for the treatment of HAE.

The Company identified DX-88 and DX-890 using its patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets. The Company is using this technology to build a pipeline of drug candidates that may be advanced into clinical development on its own or in partnership with other companies. The Company is also leveraging phage display technology broadly by entering into collaborations and licenses with other biotechnology companies and institutions. Currently, over 75 companies and research institutions, including Amgen Inc., Biogen-Idec Inc., Genzyme Corporation, ImClone Systems, Inc., Human Genome Sciences Inc., MedImmune Inc. and Tanox Inc., have licenses to use the Company’s phage display technology and phage derived compounds to research and develop therapeutic, diagnostic and other products.  This licensing program is structured to generate revenues through research funding, license fees, technical and clinical milestone payments and royalties.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.                                       STOCK OPTIONS

The Company’s Amended and Restated 1995 Equity Incentive Plan (the Plan) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Company accounts for the Plan using the intrinsic value method prescribed under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.  The fair value of each stock option granted is estimated under the Black-Scholes option pricing model on the grant date.

	Three Months Ended March 31,
	(In thousands, except per share data)
	2005	2004
Net loss as reported	$(8,447)	$(7,435)
Non-cash stock-based employee compensation included in net loss as reported	6	40
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	1,834	2,227
Pro forma net loss	$(10,287)	$(9,622)

Basic and diluted net loss per share as reported	$(0.27)	$(0.24)
Pro forma basic and diluted net loss per share	$(0.33)	$(0.31)

3.                                       SHORT TERM INVESTMENTS

The Company considers its investment portfolio of short-term investments available-for-sale as defined in Statement of Financial Accounting Standards (SFAS)  No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of March 31, 2005, the Company’s short-term investments consist of U.S. Treasury notes and bills, and obligations of U.S. government agencies with an amortized cost and estimated fair value of $26.4 million, and had an unrealized loss of $19,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2004, the Company’s short-term investments consist of U.S. Treasury notes and bills, and obligations of U.S. government agencies with an amortized cost of $50.3 million, estimated fair value of $50.2 million and had an unrealized loss of $87,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

4.                                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2005	December 31, 2004

Accounts payable	$3,521	$2,599
Accrued employee compensation and related taxes	1,524	2,220
Accrued external research and development and contract manufacturing	2,506	1,682
Other accrued liabilities	2,786	3,110
	$10,337	$9,611

5.                                       NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 3,746,734 and 3,420,510 were outstanding at March 31, 2005 and 2004, respectively.

6.                                       INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88 for HAE. Under this agreement, which was amended on May 31, 2002, and again effective as of September 30, 2003, the Company was initially responsible for all expenses incurred in connection with the development of DX-88 for the treatment of HAE through the completion of the first Phase II clinical trial for HAE, which occurred in the second quarter of 2003. In June 2003, Genzyme exercised its option under the collaboration agreement to join Dyax in the development and commercialization of DX-88 for HAE.  Through the creation of Dyax–Genzyme LLC (formerly known as Kallikrein LLC), Dyax and Genzyme now jointly own the rights to DX-88 for the treatment of HAE.  Dyax and Genzyme are each responsible for 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result.  In addition, the Company is entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88.  The first such milestone payment, approximately $3.0 million, is due upon dosing the first patient in the pivotal clinical trial of DX-88 for HAE.  In addition, the Company will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

When the Company and Genzyme first amended the collaboration agreement in May 2002, the Company and Genzyme also executed a senior secured promissory note under which Genzyme agreed to loan the Company up to $7.0 million.  Under a security agreement associated with this note, the Company agreed to grant Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program, including all intellectual property rights related to DX-88 for non-surgical applications. Under an amendment to the security agreement executed on October 15, 2003, Genzyme was granted a continuing security interest in the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. The security agreement, as amended, contains certain financial covenants, under which the Company must maintain at least $20.0 million in cash, cash equivalents and short-term investments based on the Company’s quarterly consolidated financial statements and that the Company maintain at least one continued listing standard for the NASDAQ National Market.

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (5.75 % at March 31, 2005) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2005. The Company may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and the Company satisfies the financial covenants as of May 31, 2005. As of March 31, 2005, the Company satisfies the criteria for extending the maturity date of the note to May 31, 2007 and intends to extend the maturity date.  Accordingly, the note is presented as a long-term liability as an obligation to related party on the Company’s consolidated balance sheet.  At March 31, 2005 and December 31, 2004, there was $7.0 million outstanding under the loan.  At March 31, 2005 and December 31, 2004, the Company owed $211,000 and $82,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme are each required to fund 50% of the actual monthly expenses of Dyax–Genzyme LLC in arrears. The Company has accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At March 31, 2005 and 2004, the Company’s investment in the joint venture was $346,000 and $254,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.  This investment represents the Company’s portion of the contributions to Dyax-Genzyme LLC offset by the Company’s portion of the LLC’s losses.

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

Summary financial information for Dyax-Genzyme LLC was as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Research and development	$4,328	$1,742
Selling and marketing	42	22
General and administrative	17	—
Net loss	4,387	1,764
Equity loss in joint venture (Dyax-Genzyme LLC)	2,194	882

	March 31, 2005	December 31, 2004
	(In thousands)
Current assets	$1,737	$54
Non-current assets	691	708
Current liabilities	(1,736)	(255)
Non-current liabilities	—	—
Net assets	$692	$507

Investment in joint venture (Dyax-Genzyme LLC)	$346	$254
Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$1,626	$255
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$868	$—

The Company’s Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. One of our other directors is a director of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

At March 31, 2005 and December 31, 2004, Genzyme owned approximately 1.8% of the Company’s common stock outstanding.

7.                                       BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. On October 29, 2003, the Company sold its separations products business known as Biotage, which was previously disclosed as the Separations segment. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of March 31, 2005 and December 31, 2004, the Company had approximately $2.0 million of long-lived assets located in Europe, with the remainder held in the United States. For the three months ended March 31, 2005 and 2004, the Company did not have any external revenues outside the United States.

8.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date is applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after June 15, 2005 for public companies. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. The adoption of FAS 123R will have a material impact on the Company’s results of operations. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ended after December 15, 2005. The interpretation is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  We currently have two product candidates in or entering into Phase II clinical trials for three indications, and we are planning to initiate a Phase III trial of our lead product candidate this year.  We are studying DX-88, a novel kallikrein inhibitor, in collaboration with Genzyme Corporation for the treatment of hereditary angioedema, or HAE, a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities.  Independent of our collaboration with Genzyme, we are also studying DX-88 for the prevention of blood loss and other systemic inflammatory responses for patients undergoing on-pump, open-heart surgery, specifically coronary artery bypass graft, or CABG, surgery.  Our second product candidate, DX-890, a novel inhibitor of neutrophil elastase, is being developed by our collaborator Debiopharm S.A. for the treatment of cystic fibrosis.  Both DX-88 and DX-890 have received orphan drug designation for their lead indications in the United States and the European Union and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of HAE.

DX-88 and DX-890 were identified using our patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets.  We are using this powerful discovery engine to build a pipeline of drug candidates that we may advance into clinical development on our own or in partnership with other companies.  We also leverage phage display technology broadly by entering into collaborations and licenses with other biotechnology companies and institutions.  Currently, over 75 companies and research institutions, including Amgen Inc.,

Biogen Idec Inc., Genzyme Corporation, ImClone Systems Inc., Human Genome Sciences Inc., MedImmune Inc. and Tanox Inc., have licenses to use our phage display technology and phage display derived compounds to research and develop therapeutic, diagnostic and other products. This licensing program is structured to generate revenues through research funding, license fees, technical and clinical milestone payments and royalties.  At present, the majority of such revenues are generated by research funding and license fees, however, as our collaborators continue to use our phage display technology, we anticipate receiving more significant payments in the form of milestones and royalties.  To date, at least five products developed using our phage display technology have entered into clinic trials, for which we have or will receive clinical milestone payments.

We continued to incur losses in the first quarter of 2005 and expect to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for DX-88 and DX-890, and as we develop our discovery, research, marketing, sales and manufacturing capabilities.

Clinical Development Programs

DX-88 for HAE.    In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE.  This collaboration is managed through Dyax-Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company.  To date, we have successfully completed two Phase II trials for HAE using an intravenous route of administration of DX-88, and a third Phase II trial, an open-label, repeat dose, multi-center trial known as EDEMA2, is ongoing.  We have developed a subcutaneous method of administrating DX-88 and are planning on using this method in all future trials and to seek marketing approval using this method.  We are advancing subcutaneous DX-88 into a Phase I clinical trial in normal volunteers to evaluate safety and pharmacokinetics and plan to initiate a pivotal, placebo controlled, worldwide, multi-center Phase III trial this year.

Assuming the successful and timely completion of the planned Phase III trial, we currently anticipate commencing the filing of a biologics license application (BLA) for DX-88 for the treatment of HAE in 2006 and obtaining market approval in the United States and the European Union in 2007. Based upon our current timeline and revised development plan for filing a BLA for subcutaneous DX-88, we estimate Dyax–Genzyme LLC’s total remaining costs to commercialization to be in the range of $65 million to $70 million. We will be responsible for funding one half of these costs, or approximately $33 million to $35 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$3,912	$1,510
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(4,028)	(1,510)
Net research and development expenses for DX-88 for HAE	(116)	—
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,194	882
Net loss on DX-88 for HAE program	$2,078	$882

During the three months ended March 31, 2005 (the 2005 Quarter), our research and development expenses on this program totaled $3.9 million compared with $1.5 million in the three months ended March 31, 2004 (the 2004 Quarter). Research and development expenses increased quarter over quarter principally due an increase in manufacturing costs.

Dyax–Genyzme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase II clinical trial for HAE, which occurred in 2003. During the 2005 Quarter, Dyax–Genzyme LLC reimbursed us for $4.0 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2004 Quarter, Dyax–Genzyme LLC reimbursed us $1.5 million for our expenses relating to the program.

Dyax–Genzyme LLC had a net loss of approximately $4.4 million and $1.8 million for the 2005 and 2004 Quarters, respectively. This loss represents the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portion of the loss, accounted for under the equity method, was $2.2 million and $882,000 for the 2005 and 2004 Quarters, respectively, and is proportional to our 50.01% financial interest in the program.  Our portion of the loss is separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CABG.     Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing on-pump open-heart surgery, specifically coronary artery bypass graft surgery (CABG).

During the 2005 Quarter, research and development expenses on this program totaled $356,000 compared with $552,000 for the 2004 Quarter.  The decrease in spending is attributable to the suspension, during the 2005 Quarter, of our clinical trial activities pending a partnership decision.

We are currently in ongoing negotiations to partner this indication with another company and do not plan to initiate any further clinical trials in this indication until the successful conclusion of these negotiations.

DX-890 for Cystic Fibrosis.     In collaboration with Debiopharm S.A., DX-890 is being developed as a treatment for cystic fibrosis, a fatal genetic mutation that causes problems including progressive lung destruction and frequent infections. Debiopharm has completed two Phase IIa clinical trials with DX-890 in Europe, one in adult and one in pediatric cystic fibrosis patients, and has recently initiated a placebo-controlled Phase II clinical trial for cystic fibrosis. We are currently negotiating with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and ARDS. Under the proposed amendment, we would receive milestones and royalties from Debiopharm in connection with its ongoing development of DX-890. We would also receive worldwide rights to commercialize our independently developed, long-acting, pegylated form of DX-890, known as PEG-DX-890. Currently, we are exploring the potential for advancing PEG-DX-890 into development for other pulmonary indications, which could include chronic obstructive pulmonary disease and alpha-1 antitrypsin deficiency.

During the 2005 Quarter, we incurred research, development and manufacturing expenses on this program of $1.1 million compared with $3.0 million in the 2004 Quarter. Research and development expenses on this program decreased $1.9 million principally due to a decrease in manufacturing costs. These costs were fully funded by Debiopharm and this funding is reflected in our product development revenues. Under our existing collaboration agreement, Debiopharm is responsible for the management of all preclinical and clinical trials, and all costs associated with such trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 are fully funded by Debiopharm. We expect that this financial structure would be altered if our collaboration agreement with Debiopharm is amended, as now contemplated, to allow Debiopharm to independently assume responsibility for the clinical development and manufacturing of DX-890 for cystic fibrosis and ARDS.  If Debiopharm were to assume manufacturing responsibility as contemplated in the proposed amendment there would be comparable decreases in both product development revenue and research and development expenses on our consolidated statement of operations.  The net effect of these decreases would not have a material impact on our net loss.

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

Discovery Programs

Through internal discovery activities and through business relationships with academic institutions and private biotechnology and pharmaceutical companies, we use our proprietary phage display technology to identify compounds with therapeutic and diagnostic potential. We have a total of seven discovery and development programs underway in oncology, two of which are in collaboration with other companies. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface proteins believed to be over expressed by certain tumors. We also have four discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery and development program focused on an infectious disease target.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues decreased to $3.7 million in the 2005 Quarter from $5.7 million in the 2004 Quarter, a decrease of $2.0 million or 35%. This decrease was primarily due to a $2.4 million quarter-to-quarter decrease in revenue arising from our DX-890 product collaboration with Debiopharm. On a quarter-to-quarter basis our DX-890 manufacturing revenue may vary substantially due to the timing of production activities. This decrease was partially offset a $351,000 increase in licensing activities.  The increase in licensing revenue was primarily due to milestones achieved under existing licenses.

Research and Development.      Our research and development expenses for 2005 and 2004 Quarters are summarized as follows:

	Three Months Ended March 31,
	(In thousands)
	2005	2004
Research and development per consolidated statements of operations and comprehensive loss	$10,562	$10,332
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(4,028)	(1,510)
Net research and development expenses per consolidated statements of operations and comprehensive loss	6,534	8,822
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,194	882
Net research and development expenses adjusted to include equity loss in joint venture	$8,728	$9,704

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

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses decreased $976,000 from the 2004 Quarter to the 2005 Quarter due to a decrease in net research and development expenses, partially offset by an increase in our equity loss in joint venture.  The $2.3 million decrease in net research and development expenses was the result of quarter to quarter changes in expenses in two of our largest programs.  There was a $2.4 million increase in expenses for the development of DX-88 for HAE in the 2005 Quarter.  This increase is mainly attributable to increases in manufacturing, preclinical and clinical trial costs, and increases in personnel costs.  This increase was offset by a $2.5 million dollar increase in our reimbursement by joint venture.  There was a $1.9 million decrease in manufacturing costs associated with the Company’s DX-890 product collaboration with Debiopharm S.A.  Expenses associated with this collaboration may vary substantially from quarter to quarter due to the timing of production activities.

Our management believes that the above presentation of adjusted net research and development expenses provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss.  Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $3.4 million for the 2005 Quarter compared to $3.3 million for the 2004 Quarter, an increase of $156,000. The increase was due to increases in personnel costs, and consulting and legal expenses .

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through March 31, 2005, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $189 million, including net proceeds of $44.7 million from our January 2004 underwritten offering, $8.3 million from our March 2003 registered directed offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from biopharmaceutical product development and license fee revenues, our sale of our Biotage subsidiary in 2003 that raised a total of $30.4 million in cash, separations product revenues of our former Biotage division, interest income, long-term obligations and other sources. As of March 31, 2005, we had cash and cash equivalents and short term investments aggregating $49.5 million. Our excess funds are currently invested in short term investments primarily consisting of obligations of U.S. government agencies and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $4.5 million in the 2005 Quarter, compared with $5.2 million in the 2004 Quarter.  Our cash used in operating activities for the 2005 Quarter consisted primarily of our net loss of $8.4 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax–Genzyme LLC) of $2.2 million and depreciation and amortization of fixed assets and intangibles totaling $1.0 million, and a $660,000 change in operating assets and liabilities.  The change in operating assets and liabilities includes a reimbursement due from the joint venture (Dyax–Genzyme LLC) totaling $1.4 million, which is our costs incurred on the DX-88 for HAE program during the 2005 Quarter that have not been reimbursed as of March 31, 2005, an amount due to (Dyax–Genzyme LLC) totaling $868,000, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2005 Quarter, increases in accounts payable and accrued expenses of $767,000 and a $544,000 increase in deferred revenue.  Our cash used in operating activities for the 2004 Quarter consisted primarily of our net loss of $7.4 million, partially offset by adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $965,000, equity loss in joint venture (Dyax–Genzyme LLC) of $882,000 million, and a $401,000 change in operating assets and liabilities.  The change in operating assets and liabilities included a decrease in accounts receivable of $2.4 million due to the timing and collection of billings, a decrease in deferred revenue of $1.6 million due primarily to the timing of revenue recognition on our collaboration with Debiopharm, a decrease in accounts payable and accrued expenses of $957,000, and a $574,000 increase in prepaid research and development, and other assets.

Our investing activities provided cash of $20.9 million in the 2005 Quarter, and used cash of $36.7 million in the 2004 Quarter.  Our investing activities for the 2005 Quarter included the maturity of short-term investments of $37.1 million, partially offset by the purchase of new short-term investments of $13.4 million, and a $2.3 million contribution to Dyax-Genzyme LLC.  Our investing activities for the 2004 Quarter included the purchase of short-term investments totaling $34.5 million with a portion of the proceeds from our January common stock offering and a $1.8 million contribution to Dyax-Genzyme LLC.

The following table summarizes our contributions to and investment in our joint venture, Dyax-Genzyme LLC:

Three Months Ended March 31, 2005
(In thousands)
Balance at December 31, 2004	$254
Investment in joint venture (Dyax-Genzyme LLC) per the consolidated statement of cash flows	2,286
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	(2,194)

Balance at March 31, 2005	$346

Our financing activities used cash of $335,000 in the 2005 Quarter, and provided cash of $44.7 million in the 2004 Quarter.  Our financing activities for the 2005 Quarter included the repayment of long-term obligations of $479,000.  This was partially offset by proceeds of $144,000 from the issuance of common stock under our employee stock purchase plan and exercise of stock options. Our financing activities for the 2004 Quarter consisted of net proceeds of $44.7 million from our January 2004 common stock offering and $912,000 from the issuance of common stock under our employee stock purchase plan and exercise of stock options. These proceeds were partly offset by repayments of long-term obligations of $913,000.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned us $7.0 million pursuant to a senior secured promissory note and security agreement, and we granted Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program. In addition, the security agreement, as amended, contains certain financial covenants, under which we must maintain at least $20.0 million in cash, cash equivalents or short-term investments based on our quarterly consolidated financial statements and that we maintain at least one continued listing standard for the NASDAQ National Market.

The principal and all unpaid interest is due on the maturity date of May 31, 2005. We may extend the maturity date to May 31, 2007 if the amended collaboration agreement is in effect, no default or event of default exists and we satisfy the financial covenants as of May 31, 2005. As of March 31, 2005, we satisfied the criteria for extending the maturity date of the note to May 31, 2007 and intend to extend the maturity date. Accordingly, the note is classified as a long-term liability in the consolidated balance sheet.  We have borrowed the full $7.0 million available under the note, the terms of which are discussed in Note 6 to the consolidated financial statements.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2006. We expect to use approximately $30 million in cash during 2005. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended March 31, 2005, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2005. We did not make any changes in those policies during the three months ended March 31, 2005.

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

•                                          results of clinical trials and projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our product candidates, including our lead product candidate—DX-88 for HAE;

•                                          research and development programs;

•                                          projected cash needs;

•                                          assessments of competitors and potential competitors;

•                                          income tax benefits;

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

•                                          any failure to maintain an effective system of internal controls in the future could adversely affect our ability to accurately report financial results or prevent fraud;

•                                          compliance with changing regulation of corporate governance and public disclosure may result in additional expenses;

•                                          any failure to acquire useful technology and/or integrate complimentary businesses;

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

As a result of the foregoing and other factors, we may experience material fluctuations in our future operating results, which could materially affect our business, financial position, and stock price. These risks and uncertainties are discussed in more detail in Exhibit 99.1 “Important Factors That May Affect Future Operations and Results” filed with our Annual Report on Form 10-K, for the year ended December 31, 2004.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2005, we had cash, cash equivalents and short term investments of approximately $49.5 million.  Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of March 31, 2005, we had $11.9 million outstanding under long-term obligations.  Interest rates on $4.9 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

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

Item 4 - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Non-Employee Director Compensation. Filed herewith.

10.2	Summary of Current Compensation for Named Executive Officers. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date:May 6, 2005

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

10.1	Non-Employee Director Compensation. Filed herewith.

10.2	Summary of Current Compensation for Named Executive Officers. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.