Form 10-Q
period 2005-06-30
DYAX CORP
filed 2005-08-04
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2005

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to              ..

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

YES        ☒                            NO         ☐

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of August 1, 2005: 37,949,929.

DYAX CORP.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	Page

Item 1 -	Financial Statements

	Consolidated Balance Sheets (Unaudited) as of June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows (Unaudited) For the six months ended June 30, 2005 and 2004	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 -	Controls and Procedures	21

PART II -	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6 -	Exhibits	22

Signature		23

Exhibit Index		24

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,129	$6,978
Short-term investments	56,815	50,163
Accounts receivable, net of allowances for doubtful accounts of $105 and $75 at June 30, 2005 and December 31, 2004 respectively	2,412	3,089
Prepaid research and development	625	1,955
Due from joint venture (Dyax-Genzyme LLC)	2,831	255
Other current assets	561	1,120
Total current assets	72,373	63,560
Fixed assets, net	10,654	11,867
Intangibles, net	2,186	2,437
Restricted cash	4,493	4,642
Investment in joint venture (Dyax-Genzyme LLC)	333	254
Total assets	$90,039	$82,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,390	$9,611
Current portion of deferred revenue	3,865	5,280
Due to joint venture (Dyax-Genzyme LLC)	1,530	—
Current portion of long-term obligations	1,807	1,837
Total current liabilities	16,592	16,728
Deferred revenue	5,191	4,485
Obligation to related party	7,000	7,000
Long-term obligations	3,036	3,645
Deferred rent	1,880	1,914
Other long-term liabilities	1,032	1,157
Total liabilities	34,731	34,929
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at June 30, 2005 and December 31, 2004; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at June 30, 2005 and December 31, 2004; 37,924,253 and 31,547,627 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	379	315
Additional paid-in capital	222,137	198,446
Accumulated deficit	(167,728)	(151,356)
Accumulated other comprehensive income	520	426
Total stockholders’ equity	55,308	47,831
Total liabilities and stockholders’ equity	$90,039	$82,760

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Product development and license fee revenues	$6,693	$4,074	$10,400	$9,771

Research and development:
Research and development expenses	14,064	9,499	24,626	19,831
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	(6,054)	(2,299)	(10,082)	(3,809)
Net research and development expenses	8,010	7,200	14,544	16,022
Equity loss in joint venture (Dyax-Genzyme LLC)	3,357	1,334	5,551	2,216
General and administrative expenses	3,393	3,686	6,830	6,961
Total operating expenses	14,760	12,220	26,925	25,199
Loss from operations	(8,067)	(8,146)	(16,525)	(15,428)

Other income (expense):
Interest income	398	213	660	343
Interest expense	(256)	(243)	(507)	(526)
Total other income (expense)	142	(30)	153	(183)
Net loss	(7,925)	(8,176)	(16,372)	(15,611)

Other comprehensive income (loss):
Foreign currency translation adjustments	4	12	21	3
Unrealized gain (loss) on short term investments	5	(162)	73	(148)
Comprehensive loss	$(7,916)	$(8,326)	$(16,278)	$(15,756)
Basic and diluted net loss per share:
Net loss	$(0.23)	$(0.26)	$(0.50)	$(0.50)
Shares used in computing basic and diluted net loss per share	34,167,525	31,192,426	32,881,639	30,916,949

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,372)	$(15,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(123)	263
Depreciation and amortization of fixed assets	1,684	1,556
Amortization of intangibles	251	250
Amortization of deferred rent	(34)	—
Loss on disposal of fixed assets	10	—
Compensation expenses associated with stock options	12	263
Equity loss in joint venture (Dyax-Genzyme LLC)	5,551	2,216
Provision for doubtful accounts	30	—
Changes in operating assets and liabilities:
Accounts receivable	647	3,426
Due from joint venture (Dyax-Genzyme LLC)	(2,576)	—
Prepaid research and development, and other assets	1,864	552
Accounts payable and accrued expenses	(138)	(4,640)
Due to joint venture (Dyax-Genzyme LLC)	1,530	—
Deferred revenue	(709)	(2,002)
Other long-term liabilities	(74)	—
Net cash used in operating activities	(8,447)	(13,727)

Cash flows from investing activities:
Purchase of fixed assets	(628)	(906)
Purchase of short term investments	(70,000)	(34,319)
Proceeds from maturity of short term investments	63,543	—
Sale of fixed assets	22	—
Restricted cash	117	(29)
Cash released from escrow	—	1,500
Investment in joint venture (Dyax-Genzyme LLC)	(5,630)	(2,006)
Net cash used in investing activities	(12,576)	(35,760)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	199	1,676
Net proceeds from common stock offerings	23,544	44,749
Proceeds from long-term obligations	356	557
Repayment of long-term obligations	(946)	(1,680)
Net cash provided by financing activities	23,153	45,302
Effect of foreign currency translation on cash balances	21	(8)

Net increase (decrease) in cash and cash equivalents	2,151	(4,193)
Cash and cash equivalents at beginning of the period	6,978	36,508

Cash and cash equivalents at end of the period	$9,129	$32,315

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$83	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                           NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on advancing novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. Dyax utilizes its proprietary drug discovery technology to identify antibody, small protein and peptide compounds for clinical development.  Dyax also leverages this technology through collaborations and licenses designed to generate revenues through funded research, license fees, milestone payments and royalties.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks of preclinical and clinical trials, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

2.                                       STOCKHOLDERS’ EQUITY

In May 2005, the Company sold 6,315,000 shares of its common stock at a price of $4.00 per share in a registered direct offering, which resulted in net proceeds to the Company of approximately $23.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss as reported	$(7,925)	$(8,176)	$(16,372)	$(15,611)
Non-cash stock-based employee compensation expense included in net loss as reported	6	223	12	263
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,996)	(2,420)	(3,830)	(4,646)
Pro forma net loss	$(9,915)	$(10,373)	$(20,190)	$(19,994)

Basic and diluted net loss per share as reported	$(0.23)	$(0.26)	$(0.50)	$(0.50)
Pro forma basic and diluted net loss per share	$(0.29)	$(0.33)	$(0.61)	$(0.65)

3.                                       SHORT TERM INVESTMENTS

The Company considers its investment portfolio of short-term investments available-for-sale as defined in Statement of Financial Accounting Standards (SFAS)  No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2005, the Company’s short-term investments consisted of U.S. Treasury notes and bills having an amortized cost of $56.8 million, an estimated fair value of $56.8 million, and had an unrealized loss of $14,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2004, the Company’s short-term investments consisted of U.S. Treasury notes and bills, and obligations of U.S. government agencies having an amortized cost of $50.3 million, an estimated fair value of $50.2 million and had an unrealized loss of $87,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

4.                                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Accounts payable	$2,089	$2,599
Accrued external research and development and contract manufacturing	3,398	1,682
Accrued employee compensation and related taxes	1,622	2,220
Accrued legal	1,017	825
Other accrued liabilities	1,264	2,285
	$9,390	$9,611

5.                                       NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 4,852,736 and 4,138,424 were outstanding at June 30, 2005 and 2004, respectively.

6.                                       INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme have formed a joint venture, known as Dyax–Genzyme LLC (formerly known as Kallikrein LLC), through which they jointly own the rights to DX-88 for the treatment of HAE.  Dyax and Genzyme are each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result.  In addition, the Company is entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88.  The first such milestone payment, approximately $3.0 million, is due upon dosing the first patient in the pivotal clinical trial of DX-88 for HAE.  In addition, the Company will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

In May 2002, the Company and Genzyme executed a senior secured promissory note under which Genzyme agreed to loan the Company up to $7.0 million.  This note is secured by a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. The note is also subject to certain financial covenants, under which the Company must maintain at least $20.0 million in cash, cash equivalents or short-term investments based on the Company’s quarterly consolidated financial statements and at least one continued listing standard for the NASDAQ National Market.

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (6.25% at June 30, 2005) plus 2%. Interest is payable quarterly. During the quarter ended June 30, 2005, the Company exercised its right to extend the maturity date of the note from May 31, 2005 to May 31, 2007.  At June 30, 2005 and December 31, 2004, there was $7.0 million outstanding under the loan.  At June 30, 2005 and December 31, 2004, the Company owed $46,000 and $82,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to the current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme are each required to fund approximately 50% of the actual monthly expenses of Dyax–Genzyme LLC in arrears. The Company has accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At June 30, 2005 and December 31, 2004, the Company’s investment in the joint venture was $333,000 and $254,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.  This investment represents the Company’s portion of the contributions to Dyax-Genzyme LLC offset by the Company’s portion of the LLC’s losses.

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

Summary financial information for Dyax-Genzyme LLC was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Research and development	$6,435	$2,585	$10,763	$4,327
Selling and marketing	252	82	294	104
General and administrative	25	—	42	—
Net loss	6,713	2,667	11,100	4,431
Equity loss in joint venture (Dyax-Genzyme LLC)	3,357	1,334	5,551	2,216

	June 30, 2005	December 31, 2004
	(In thousands)
Current assets	$3,061	$54
Non-current assets	666	708
Current liabilities	(3,060)	(255)
Non-current liabilities	—	—
Net assets	$667	$507

Investment in joint venture (Dyax-Genzyme LLC)	$333	$254
Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$2,831	$255
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$1,530	$—

The Company’s Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. One of our other directors is a former director of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

At June 30, 2005 and December 31, 2004, Genzyme owned approximately 1.5% and 1.8% of the Company’s common stock outstanding, respectively.

7.                                       BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company has one segment with operations in two geographic locations.  As of June 30, 2005 and December 31, 2004, the Company had approximately $1.4 million and $2.0 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three and six months ended June 30, 2005 and 2004, the Company did not have any external revenues outside the United States.

8.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. The adoption of FAS 123R will have a material impact on the Company’s results of operations. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 31, 2005. The interpretation is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 Accounting Changes and FASB Statement No. 3, Reporting Accounting changes in Interim Financial Statements” (FAS 154).  FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.  The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

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

OVERVIEW

We are a biopharmaceutical company focused on advancing novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  We currently have two product candidates in or entering into Phase II clinical trials for three indications. We plan to initiate a Phase III trial of our lead product candidate, DX-88 for the treatment of hereditary angioedema (HAE), this year.  We are studying DX-88, a novel kallikrein inhibitor, in collaboration with Genzyme Corporation for the treatment of HAE, a rare, debilitating and life-threatening genetic disorder characterized by acute swelling of the larynx, gastrointestinal tract and/or extremities.  Independent of our collaboration with Genzyme, we are also studying DX-88 for the prevention of blood loss and other systemic inflammatory responses in patients undergoing heart surgery, specifically coronary artery bypass graft, or CABG procedures.

Partnering discussions are underway for the development of DX-88 in this and other surgical indications.  Our second product candidate, DX-890, a novel inhibitor of neutrophil elastase, is being developed by our collaborator Debiopharm S.A. for the treatment of cystic fibrosis, a childhood onset, genetic disorder characterized by mucus buildup and inflammation of the lungs, which progressively leads to lung failure.  Both DX-88 and DX-890 have received orphan drug designation for their lead indications in the United States and the European Union and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of HAE.

DX-88 and DX-890 were identified using our patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets.  We are using this powerful discovery engine to build a pipeline of drug candidates that we may advance into clinical development on our own or in partnership with other companies.  We also leverage phage display technology broadly by entering into collaborations and licenses with other biotechnology companies and institutions.  Currently, over 75 companies and research institutions, including Amgen Inc., Biogen Idec Inc., Genzyme Corporation, ImClone Systems Inc., Human Genome Sciences Inc., MedImmune Inc. and Tanox Inc., have licenses to use our phage display technology and phage display derived compounds to research and develop therapeutic, diagnostic and other products. This licensing program is structured to generate revenues through research funding, license fees, technical and clinical milestone payments and royalties.  At present, the majority of such revenues is generated by research funding and license fees.  However, as our collaborators continue to use our phage display technology, we anticipate receiving more significant payments in the form of milestones and royalties.  To date, at least five products developed by licensees using our phage display technology are in clinic trials, for which we have or will receive clinical milestone payments.

                                                We continued to incur losses in the first half of 2005 and expect to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for DX-88, and as we develop our discovery, research, marketing, sales and manufacturing capabilities.

Clinical Development Programs

DX-88 for HAE.    In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE.  This collaboration is managed through Dyax-Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company.  To date, we have successfully completed two Phase II trials for HAE using an intravenous method of administration of DX-88, and a third Phase II trial, an open-label, repeat dose, multi-center trial known as EDEMA2, is ongoing.  We have developed a subcutaneous method of administrating DX-88 and are planning on using this method in all future trials and seeking marketing approval using this method.  In the second quarter of 2005, we successfully completed a Phase I clinical trial using subcutaneous administration of DX-88 in normal volunteers and we are in the process of converting HAE patients in the ongoing EDEMA2 trial from intravenous administration to the more easily administered subcutaneous method of administration. We plan to initiate a pivotal, placebo controlled, worldwide, multi-center Phase III trial using the subcutaneous method of administration this year.

Contingent on the successful and timely completion of the pivotal Phase III trial, we, together with Genzyme, plan to commence filing a Biologics License Application (BLA) in 2006 for regulatory approval by the FDA of DX-88 for the treatment of HAE.  Shortly thereafter, we plan to file a Marketing Authorization Application with the European Medicines Agency seeking approval of DX-88 in the European Union.  Based on this timeline, we could receive marketing approval of DX-88 for HAE in the United States in 2007, followed by approval in the European Union.  We estimate Dyax–Genzyme LLC’s total remaining costs to commercialization to be in the range of $60 million to $65 million. We will be responsible for funding one half of these costs, or approximately $30 million to $33 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$6,032	$2,299	$9,944	$3,809
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(6,054)	(2,299)	(10,082)	(3,809)
Net research and development expenses for DX-88 for HAE	(22)	—	(138)	—
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,357	1,334	5,551	2,216
Net loss on DX-88 for HAE program	$3,335	$1,334	$5,413	$2,216

During the three months ended June 30, 2005 (the 2005 Quarter), our research and development expenses on this program totaled $6.0 million compared with $2.3 million in the three months ended June 30, 2004 (the 2004 Quarter). Research and development expenses increased quarter over quarter principally due to an increase in manufacturing, pre-clinical and clinical costs.

Dyax–Genyzme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase II clinical trial for HAE, which occurred in 2003. During the 2005 Quarter, Dyax–Genzyme LLC reimbursed us for $6.1 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2004 Quarter, Dyax–Genzyme LLC reimbursed us $2.3 million for our expenses relating to the program.

Dyax–Genzyme LLC had net losses of approximately $6.7 million and $2.7 million for the 2005 and 2004 Quarters, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $3.4 million and $1.3 million for the 2005 and 2004 Quarters, respectively, and were proportional to our 50.01% financial interest in the program.  Our portions of the losses are separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CABG.     Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing heart surgery, specifically coronary artery bypass graft surgery (CABG).

During the 2005 Quarter, research and development expenses on this program totaled $254,000 compared with $613,000 for the 2004 Quarter.  The decrease in spending is attributable to the suspension, during the three months ended March 31, 2005, of our clinical trial activities pending securing a partner.

We are currently in ongoing discussions to partner this indication and do not plan to initiate any further clinical trials until the successful conclusion of these negotiations.

DX-890 for Cystic Fibrosis.     In collaboration with Debiopharm S.A., DX-890 is being developed as a treatment for cystic fibrosis, a fatal genetic mutation that causes problems including progressive lung destruction and frequent infections. Debiopharm is currently conducting a placebo-controlled Phase II clinical trial for cystic fibrosis. We are currently negotiating with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and acute respiratory distress syndrome. Under the proposed amendment, we would receive milestones and royalties from Debiopharm in connection with its ongoing development of DX-890.  We would also receive worldwide rights to commercialize our independently developed, long-acting form of DX-890 for all other indications, which could include chronic obstructive pulmonary disease and alpha-1 antitrypsin deficiency.

During the 2005 Quarter, we incurred research, development and manufacturing expenses on this program of $2.8 million compared with $1.8 million in the 2004 Quarter. Research and development expenses on this program increased $1.1 million principally due to an increase in manufacturing costs.  During the six months ended June 30, 2005 (the 2005 Period) research and development expenses on this program were $3.9 million compared with $5.1 million for the six months ended June 30, 2004 (the 2004 Period).  The decrease in spending is primarily due to a decrease in manufacturing costs in the first quarter of 2005.  These costs were fully funded by Debiopharm and this funding is reflected in our product development revenues. Under our existing collaboration agreement, Debiopharm is responsible for the management of all preclinical and clinical trials, and all costs associated with such trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 are fully funded by Debiopharm. We expect that this financial structure would be altered if our collaboration agreement with Debiopharm is amended, as now contemplated, to allow Debiopharm to independently assume responsibility for the clinical development and manufacturing of DX-890 for cystic fibrosis.  If Debiopharm were to assume manufacturing responsibility as contemplated in the proposed amendment there would be comparable decreases in both product development revenue and research and development expenses on our consolidated statement of operations.  The net effect of these decreases would not have a material impact on our net loss.

Goals for Clinical Development Programs.     Our goal for each of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of the risks and uncertainties associated with these programs, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to complete clinical trials in the CABG and DX-890 programs, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete any of these programs, the completion dates, or whether these projects will be successfully completed at all. Material cash inflows for any of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Discovery Programs

Through internal discovery activities and business relationships with academic institutions and biotechnology and pharmaceutical companies, we use our proprietary phage display technology to identify compounds with therapeutic and diagnostic potential. We have a total of four discovery programs underway in oncology. These programs are focused on the discovery of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface proteins believed to be over expressed by certain tumors. We also have four discovery programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery program focused on an infectious disease target.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues increased to $6.7 million in the 2005 Quarter from $4.1 million in the 2004 Quarter, an increase of $2.6 million or 64%. This increase was primarily due to the recognition of $1.5 million received under a patent license, a $1.1 million increase in revenue arising from our DX-890 product collaboration with Debiopharm and a $441,000 increase in other licensing activities.  During the 2005 Quarter, one of our patent licensees exercised a $1.5 million option to convert its license to a fully-paid, irrevocable license.  This fee was immediately recognized as revenue because we have no future obligations to the licensee.  Our DX-890 manufacturing revenue may vary substantially on a quarter-to-quarter basis due to the timing of production activities. The increase in other licensing revenue in the 2005 Quarter was primarily due to milestones achieved under existing licenses. These increases were partially offset by a $443,000 decrease in funded research revenue under existing and continuing relationships.

Research and Development.    Our research and development expenses for the 2005 and 2004 Quarters are summarized as follows:

	Three Months Ended June 30,
	(In thousands)
	2005	2004

Research and development per consolidated statements of operations and comprehensive loss	$14,064	$9,499
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(6,054)	(2,299)
Net research and development expenses per consolidated statements of operations and comprehensive loss	8,010	7,200
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,357	1,334
Research and development expenses adjusted to include equity loss in joint venture	$11,367	$8,534

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval.  The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but then are reimbursed by the Dyax–Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly fund the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE, including any incurred by Genzyme.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $2.8 million from the 2004 Quarter to the 2005 Quarter primarily due to a $2.0 million increase in our equity loss in joint venture and an increase in net research and development expenses.   The increase in our equity loss in joint venture is primarily attributable to the increase in manufacturing expenses, preclinical and clinical costs related to the development of DX-88 for HAE.  The increase in net research and development expenses is mainly attributable to increases in manufacturing and preclinical costs associated with the Company’s DX-890 product collaboration with Debiopharm S.A.  Expenses associated with this collaboration may vary substantially from quarter to quarter due to the timing of production activities.

Our management believes that the above presentation of adjusted net research and development expenses provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss.  Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotional activities and the reporting requirements of a public company. General and administrative expenses decreased to $3.4 million for the 2005 Quarter compared to $3.7 million for the 2004 Quarter, a decrease of $293,000. The decrease was due to reductions in consulting and marketing expenses, partially offset by increases in legal and other administrative expenses.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from period to period. Revenues increased to $10.4 million in the 2005 Period from $9.8 million in the 2004 Period, an increase of $629,000 or 6%. This increase was primarily due to the recognition of $1.5 million received under a patent license and a $790,000 increase in other licensing activities.  During the 2005 Period, one of our patent licensees exercised a $1.5 million option to convert its license to a fully-paid, irrevocable license.  This fee was immediately recognized as revenue because we have no future obligations to the licensee.  The increase in other licensing revenue in the 2005 Period was primarily due to milestones achieved under existing licenses.  These increases were partially offset by a $1.3 million decrease in revenue arising from our DX-890 product collaboration with Debiopharm and a $378,000 decrease in funded research revenue under existing and continuing relationships. Our DX-890 manufacturing revenue may vary substantially on a period-to-period basis due to the timing of production activities.

Research and Development.      Our research and development expenses for the 2005 and 2004 Periods are summarized as follows:

	Six Months Ended June 30,
	(In thousands)
	2005	2004

Research and development per consolidated statements of operations and comprehensive loss	$24,626	$19,831
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(10,082)	(3,809)
Net research and development expenses per consolidated statements of operations and comprehensive loss	14,544	16,022
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	5,551	2,216
Research and development expenses adjusted to include equity loss in joint venture	$20,095	$18,238

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval.  The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but then are reimbursed by the Dyax–Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly fund the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE, including any incurred by Genzyme.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $1.9 million from the 2004 Period to the 2005 Period due to a $3.3 million increase in our equity loss in joint venture which was partially offset by a decrease in net research and development expenses.  The increase in our equity loss in joint venture was primarily attributable to the increase in manufacturing expenses, preclinical and clinical costs for the development of DX-88 for HAE.  This increase was offset by a $1.6 million decrease in net research and development expenses.  There was a $547,000 decrease in clinical trial costs associated with the suspension of DX-88 for CABG activities.  Additionally, there was a $421,000 decrease in manufacturing costs associated with our DX-890 product collaboration with Debiopharm.  Expenses associated with this collaboration may vary substantially from quarter to quarter due to the timing of production activities.

Our management believes that the above presentation of adjusted net research and development expenses provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss.  Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

  General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotional activities and the reporting requirements of a public company. General and administrative expenses decreased to $6.8 million for the 2005 Period compared to $7.0 million for the 2004 Period, a decrease of $131,000. The decrease was due to reductions in consulting and marketing expenses, partially offset by legal and other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through June 30, 2005, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $212 million, including net proceeds of $23.5 million from our May 2005 registered direct offering, $44.7 million from our January 2004 underwritten offering, $8.3 million from our March 2003 registered direct offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from biopharmaceutical product development and license fee revenues, the sale of our Biotage subsidiary in 2003 that raised $30.4 million in net cash, separations product revenues from our former Biotage division, interest income, long-term obligations and other sources. As of June 30, 2005, we had cash and cash equivalents and short term investments aggregating $65.9 million. Our excess funds are currently invested in short term investments primarily consisting of U.S. Treasury notes and bills.

Our operating activities used cash of $8.4 million in the 2005 Period, compared with $13.7 million in the 2004 Period.  Our cash used in operating activities for the 2005 Period consisted primarily of our net loss of $16.4 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax–Genzyme LLC) of $5.6 million and depreciation and amortization costs totaling $1.8 million, and a $544,000 change in operating assets and liabilities.  The change in operating assets and liabilities includes a reimbursement due from joint venture (Dyax–Genzyme LLC) totaling $2.6 million, which represents costs that we incurred in the DX-88 for HAE program during the 2005 Period that have not been reimbursed as of June 30, 2005, an amount due to joint venture (Dyax–Genzyme LLC) totaling $1.5 million, which is our contribution payable to the joint venture to fund a portion of its costs incurred in the 2005 Period, a decrease in prepaid research and development, and other assets of $1.9 million, a decrease in deferred revenue of $709,000 and a decrease in accounts receivable of $647,000. Our cash used in operating activities for the 2004 Period consisted primarily of our net loss of $15.6 million and a $2.7 million change in operating assets and liabilities, partially offset by adjustments for non-cash items, including a $2.2 million equity loss in joint venture (Dyax-Genzyme LLC) and depreciation and amortization costs totaling $2.1 million. The change in operating assets and liabilities includes a decrease in accounts payable and accrued expenses of $4.6 million due to the timing of payments made, a decrease in accounts receivable of $3.4 million, and a decrease in deferred revenue of $2.0 million due primarily to the timing of revenue recognition on our collaboration with Debiopharm.

Our investing activities used cash of $12.6 million in the 2005 Period, compared with $35.8 million in the 2004 Period.  Our investing activities for the 2005 Period included the purchase of U.S Treasury notes and bills of $70 million, and $5.6 million paid to Dyax-Genzyme LLC, which are substantially offset by the maturity of short-term investments of $63.5 million.   Our investing activities for the 2004 Period included the purchase of mortgage securities and obligations of U.S. government agencies and related accrued interest receivable totaling $34.3 and $2.0 million paid to Dyax-Genzyme LLC.

The following table summarizes our contributions to and investment in our joint venture, Dyax-Genzyme LLC:

Six Months Ended June 30, 2005
(In thousands)
Balance at December 31, 2004	$254
Investment in joint venture (Dyax-Genzyme LLC) per the consolidated statement of cash flows	5,630
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	(5,551)

Balance at June 30, 2005	$333

Our financing activities provided cash of $23.2 million in the 2005 Period, compared with $45.3 million in the 2004 Period.  Our financing activities for the 2005 Period consisted of net proceeds of $23.5 million from our May registered direct offering, $199,000 from the issuance of common stock under our employee stock purchase plan and exercise of stock options and $356,000 of proceeds from long-term obligations.  These proceeds are partially offset by the repayments of long-term obligations of $946,000.   Our financing activities for the 2004 Period included net proceeds of $44.7 million from our January 2004 common stock offering and $1.7 million from the issuance of common stock under our employee stock purchase plan and exercise of stock options and $557,000 of proceeds from long-term obligations. These proceeds were partially offset by repayments of long-term obligations of $1.7 million.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned us $7.0 million pursuant to a senior secured promissory note.  The note is secured by a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. In addition, the security agreement, as amended, contains certain financial covenants, under which we must maintain at least $20.0 million in cash, cash equivalents or short-term investments based on our quarterly consolidated financial statements and at least one continued listing standard for the NASDAQ National Market.

During the 2005 Quarter, we exercised our right to extend the maturity date of the note to May 31, 2007.  Accordingly, the note is classified as a long-term liability in the consolidated balance sheet.  We have borrowed the full $7.0 million available under the note, the terms of which are discussed in Note 6 to the consolidated financial statements.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2007. We expect to use approximately $30 million in cash during 2005. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended June 30, 2005, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2005. We did not make any changes in those policies during the three months ended June 30, 2005.

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

•                  results of clinical trials and projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of, our product candidates, including our lead product candidate–DX-88 for HAE;

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

The following factors, among others, create risks and uncertainties that could affect our future performance:

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

•                  any failure to acquire useful technology and/or integrate complementary businesses;

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2005, we had cash, cash equivalents and short term investments of approximately $65.9 million.  Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2005, we had $11.8 million outstanding under long-term obligations.  Interest rates on $4.8 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2.0% increase in the prime rate will result in an additional $140,000 in annual interest expense on this note.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 19, 2005. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a)                                  Proposal to elect James W. Fordyce, Mary Ann Gray and Thomas L. Kempner to the Board of Directors, each to serve a three-year term.

NOMINEE	VOTES FOR	VOTES WITHHELD
James W. Fordyce	23,390,528	1,683,416
Mary Ann Gray	23,859,132	1,214,812
Thomas L. Kempner	18,719,745	6,354,199

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax.  The terms in office of directors Constantine E. Anagnostopoulos, Henry R. Lewis, David J. McLachlan, Henry E. Blair, and Susan B. Bayh continued after the meeting.

(b)                                 Proposal to amend the Company’s Amended and Restated 1995 Equity Incentive Plan (to extend the period in which incentive stock options may be granted to eligible employees under the plan) was approved by the holders of a majority of the shares of Common Stock outstanding, and therefore the proposal has been adopted.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
9,108,492	7,474,294	35,043	8,456,115

Item 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on June 27, 2001 and incorporated herein by reference.

10.1	Amended and Restated 1995 Equity Incentive Plan, as amended through May 19, 2005. Filed herewith.

10.2

Employment Letter Agreement between the Company and Thomas R. Beck, M.D., effective as of June 1, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on June 6, 2005 and incorporated herein by reference.

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

Date: August 4, 2005
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

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on June 27, 2001 and incorporated herein by reference.

10.1	Amended and Restated 1995 Equity Incentive Plan, as amended through May 19, 2005. Filed herewith.

10.2

Employment Letter Agreement between the Company and Thomas R. Beck, M.D., effective as of June 1, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on June 6, 2005 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.