Form 10-Q
period 2005-09-30
DYAX CORP
filed 2005-11-04
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2005

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

YES         ☒                            NO          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of November 2, 2005: 38,023,565.

DYAX CORP.

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

Item 1	-	Financial Statements

		Consolidated Balance Sheets (Unaudited) as of September 30, 2005 and December 31, 2004	3

		Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004	4

		Consolidated Statements of Cash Flows (Unaudited) For the nine months ended September 30, 2005 and 2004	5

		Notes to Unaudited Consolidated Financial Statements	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	-	Controls and Procedures	21

PART II	-	OTHER INFORMATION

Item 6	-	Exhibits	21

Signature			23

Exhibit Index			24

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,773	$6,978
Short-term investments	43,595	50,163
Accounts receivable, net of allowances for doubtful accounts of $105 and $75 at September 30, 2005 and December 31, 2004, respectively	1,963	3,089
Prepaid research and development	1,618	1,955
Due from joint venture (Dyax-Genzyme LLC)	2,589	255
Other current assets	912	1,120
Total current assets	64,450	63,560
Fixed assets, net	10,529	11,867
Intangibles, net	2,060	2,437
Restricted cash	4,485	4,642
Investment in joint venture (Dyax-Genzyme LLC)	320	254
Total assets	$81,844	$82,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,843	$9,611
Current portion of deferred revenue	4,385	5,280
Due to joint venture (Dyax-Genzyme LLC)	1,414	—
Current portion of long-term obligations	1,729	1,837
Total current liabilities	17,371	16,728
Deferred revenue	5,446	4,485
Obligation to related party	7,000	7,000
Long-term obligations	2,666	3,645
Deferred rent	1,863	1,914
Other long-term liabilities	1,030	1,157
Total liabilities	35,376	34,929
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at September 30, 2005 and December 31, 2004; 0 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at September 30, 2005 and December 31, 2004; 37,976,631 and 31,547,627 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	380	315
Additional paid-in capital	222,317	198,446
Accumulated deficit	(176,691)	(151,356)
Accumulated other comprehensive income	462	426
Total stockholders’ equity	46,468	47,831
Total liabilities and stockholders’ equity	$81,844	$82,760

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except share and per share data)
Product development and license fee revenues	$2,157	$3,260	$12,557	$13,031

Research and development:
Research and development expenses	11,446	8,631	36,072	28,462
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	(6,735)	(2,529)	(16,817)	(6,338)
Net research and development expenses	4,711	6,102	19,255	22,124
Equity loss in joint venture (Dyax-Genzyme LLC)	3,670	1,489	9,221	3,705
General and administrative expenses	2,988	3,599	9,818	10,560
Total operating expenses	11,369	11,190	38,294	36,389
Loss from operations	(9,212)	(7,930)	(25,737)	(23,358)

Other income (expense):
Interest income	511	218	1,171	561
Interest expense	(262)	(251)	(769)	(777)
Total other income (expense)	249	(33)	402	(216)
Net loss	(8,963)	(7,963)	(25,335)	(23,574)

Other comprehensive income (loss):
Foreign currency translation adjustments	(33)	(14)	(12)	(11)
Unrealized gain (loss) on short term investments	(24)	41	49	(107)
Comprehensive loss	$(9,020)	$(7,936)	$(25,298)	$(23,692)
Basic and diluted net loss per share:
Net loss	$(0.24)	$(0.25)	$(0.73)	$(0.76)
Shares used in computing basic and diluted net loss per share	37,962,401	31,459,289	34,593,837	31,098,554

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,335)	$(23,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(466)	508
Depreciation and amortization of fixed assets	2,399	2,380
Amortization of intangibles	377	375
Amortization of deferred rent	(51)	—
Loss on disposal of fixed assets	19	—
Compensation expenses associated with stock options	18	268
Equity loss in joint venture (Dyax-Genzyme LLC)	9,221	3,705
Provision for doubtful accounts	30	—
Changes in operating assets and liabilities:
Accounts receivable	1,096	2,943
Due from joint venture (Dyax-Genzyme LLC)	(2,334)	—
Prepaid research and development, and other assets	523	1,491
Accounts payable and accrued expenses	319	(3,767)
Due to joint venture (Dyax-Genzyme LLC)	1,414	—
Deferred revenue	66	403
Other long-term liabilities	(76)	(498)
Net cash used in operating activities	(12,780)	(15,766)

Cash flows from investing activities:
Purchase of fixed assets	(1,184)	(1,703)
Purchase of short term investments	(87,161)	(44,043)
Proceeds from maturity of short term investments	94,243	—
Sale of fixed assets	22	—
Restricted cash	124	174
Cash released from escrow	—	1,500
Investment in joint venture (Dyax-Genzyme LLC)	(9,287)	(3,486)
Net cash used in investing activities	(3,243)	(47,558)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	373	1,998
Net proceeds from common stock offerings	23,544	44,749
Proceeds from long-term obligations	356	557
Repayment of long-term obligations	(1,437)	(2,542)
Net cash provided by financing activities	22,836	44,762
Effect of foreign currency translation on cash balances	(18)	(22)

Net increase (decrease) in cash and cash equivalents	6,795	(18,584)
Cash and cash equivalents at beginning of the period	6,978	36,508

Cash and cash equivalents at end of the period	$13,773	$17,924

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$129	$—

The accompanying notes are an integral part of the unaudited interim consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss as reported	$(8,963)	$(7,963)	$(25,335)	$(23,574)
Non-cash stock-based employee compensation expense included in net loss as reported	6	6	18	268
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,082)	(2,805)	(5,912)	(7,652)
Pro forma net loss	$(11,039)	$(10,762)	$(31,229)	$(30,958)

Basic and diluted net loss per share as reported	$(0.24)	$(0.25)	$(0.73)	$(0.76)
Pro forma basic and diluted net loss per share	$(0.29)	$(0.34)	$(0.90)	$(1.00)

Because options vest over several years and the Company expects to grant options in future years, the above pro forma results of applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R are not necessarily indicative of the pro forma results in future years.

3.             SHORT TERM INVESTMENTS

The Company considers its investment portfolio of short-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2005, the Company’s short-term investments consisted of U.S. Treasury notes and bills having an amortized cost and estimated fair value of $43.6 million, and had an unrealized loss of $42,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2004, the Company’s short-term investments consisted of U.S. Treasury notes and bills, and obligations of U.S. government agencies having an amortized cost of $50.3 million, an estimated fair value of $50.2 million and had an unrealized loss of $87,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

4.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Accounts payable	$2,489	$2,599
Accrued external research and development and contract manufacturing	2,210	1,682
Accrued employee compensation and related taxes	2,122	2,220
Accrued legal	1,153	825
Other accrued liabilities	1,869	2,285
	$9,843	$9,611

5.             NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 4,849,720 and 3,810,599 were outstanding at September 30, 2005 and 2004, respectively.

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

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (6.75% at September 30, 2005) plus 2%. Interest is payable quarterly. During the quarter ended June 30, 2005, the Company exercised its right to extend the maturity date of the note from May 31, 2005 to May 31, 2007.  At September 30, 2005 and December 31, 2004, there was $7.0 million outstanding under the loan.  At September 30, 2005 and December 31, 2004, the Company owed $49,000 and $82,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to the current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme are each required to fund approximately 50% of the actual monthly expenses of Dyax–Genzyme LLC in arrears. The Company has accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC’s loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At September 30, 2005 and December 31, 2004, the Company’s investment in the joint venture was $320,000 and $254,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.  This investment represents the Company’s portion of the contributions to Dyax-Genzyme LLC offset by the Company’s portion of the LLC’s losses.

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

Summary financial information for Dyax-Genzyme LLC was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Research and development	$7,167	$2,856	$17,930	$7,183
Selling and marketing	148	122	442	226
General and administrative	25	—	67	—
Net loss	7,340	2,978	18,439	7,409
Equity loss in joint venture (Dyax-Genzyme LLC)	3,670	1,489	9,221	3,705

	September 30, 2005	December 31, 2004
	(In thousands)
Current assets	$2,828	$54
Non-current assets	640	708
Current liabilities	(2,828)	(255)
Non-current liabilities	—	—
Net assets	$640	$507

Investment in joint venture (Dyax-Genzyme LLC)	$320	$254
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$1,414	$—
Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$2,589	$255

The Company’s Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

At September 30, 2005 and December 31, 2004, Genzyme owned approximately 1.5% and 1.8% of the Company’s common stock outstanding, respectively.

7.             BUSINESS SEGMENTS

The Company discloses business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company has one segment with operations in two geographic locations.  As of September 30, 2005 and December 31, 2004, the Company had approximately $1.3 million and $2.0 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three and nine months ended September 30, 2005 and 2004, the Company did not have any external revenues outside the United States.

8.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to SFAS No. 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R would be applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. The adoption of SFAS 123R will have a material impact on the Company’s results of operations. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.

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

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 Accounting Changes and FASB Statement No. 3, Reporting Accounting changes in Interim Financial Statements” (FAS 154). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

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

OVERVIEW

We are a biopharmaceutical company focused on advancing novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  Our lead product candidate, DX-88, a novel kallikrein inhibitor, is currently in clinical trials for its therapeutic potential in two separate indications.  In collaboration with Genzyme Corporation, we are currently in an ongoing Phase II clinical trial of DX-88 for the treatment of hereditary angioedema (HAE) and we plan to initiate a Phase III trial in this indication by the end of this year.  HAE is a rare, debilitating and life-threatening genetic disorder characterized by acute swelling of the larynx, gastrointestinal tract and/or extremities.  Independent of our collaboration with Genzyme, we are also studying DX-88 for the prevention of blood loss and other systemic inflammatory responses in patients undergoing heart surgery, specifically coronary artery bypass graft, or CABG procedures. Partnering discussions are underway for the development of DX-88 in this and other surgical indications.  A second Dyax compound, DX-890, a novel inhibitor of neutrophil elastase, is being developed by our collaborator Debiopharm S.A. for the treatment of cystic fibrosis, a childhood onset, genetic disorder characterized by mucus buildup and inflammation of the lungs, which progressively leads to lung failure.  Both DX-88 and DX-890 have received orphan drug designation for their lead indications in the United States and the European Union and DX-88 has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA, for the treatment of HAE.

We identified DX-88, DX-890 and other compounds in our pipeline using our patented phage display technology, which rapidly selects antibodies, peptides and small proteins that bind with high affinity and specificity to therapeutic targets.  We are using this powerful discovery engine to build a pipeline of drug candidates that we may advance into clinical development on our own or in partnership with other companies.  We also leverage phage display technology broadly by entering into collaborations and licenses with other biotechnology companies and institutions.  Currently, over 75 companies and research institutions, including Amgen Inc., Biogen Idec Inc., Genzyme Corporation, ImClone Systems Inc., Human Genome Sciences Inc., MedImmune Inc., Merck KGaA and Tanox Inc., have licenses to use our phage display technology and phage display derived compounds to research and develop therapeutic, diagnostic and other products. This licensing program is structured to generate revenues through research funding, license fees, technical and clinical milestone payments and royalties.  At present, the majority of such revenues is generated by research funding and license fees.  However, as our collaborators continue to use our phage display technology, we anticipate receiving more significant payments in the form of milestones and royalties.  To date, at least five products developed by licensees using our phage display technology are in clinical trials, for which we have or will receive clinical milestone payments.

We continued to incur losses in the third quarter of 2005 and expect to incur significant operating losses over at least the next several years as we continue our current and anticipated development projects, particularly our clinical trial programs for DX-88, and as we develop our discovery, research, marketing, sales and manufacturing capabilities.

Clinical Development Programs

DX-88 for HAE.    In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE.  This collaboration is managed through Dyax-Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company.  To date, we have successfully completed two Phase II trials for HAE using an intravenous method of administration of DX-88, and a third Phase II trial, an open-label, repeat dose, multi-center trial known as EDEMA2, is ongoing.  We have developed a subcutaneous method of administrating DX-88.  In the third quarter of 2005, we successfully converted most of our clinical trial sites in the EDEMA2 trial to this more easily administered method. We plan to use the subcutaneous method in all future trials, including a pivotal, placebo-controlled, worldwide, multi-center Phase III trial, which we expect to initiate by the end of this year.  We also expect to seek marketing approval using this route of administration.

Contingent on the successful and timely completion of the pivotal Phase III trial, we, together with Genzyme, plan to commence filing a Biologics License Application (BLA) in 2006 for regulatory approval by the FDA of DX-88 for the treatment of HAE.  Shortly thereafter, we plan to file a Marketing Authorization Application with the European Medicines Agency seeking approval of DX-88 in the European Union.  Based on this timeline, we expect to receive marketing approval of DX-88 for HAE in the United States in 2007, followed by approval in the European Union.  We estimate Dyax–Genzyme LLC’s total remaining costs to commercialization to be in the range of $65 million to $75 million. We will be responsible for funding one half of these costs, or approximately $33 million to $38 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$6,677	$2,270	$16,621	$6,441
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(6,735)	(2,529)	(16,817)	(6,338)
Net research and development expenses for DX-88 for HAE	(58)	(259)	(196)	103
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,670	1,489	9,221	3,705
Net loss on DX-88 for HAE program	$3,612	$1,230	$9,025	$3,808

During the three months ended September 30, 2005 (the 2005 Quarter), our research and development expenses on this program totaled $6.7 million compared with $2.3 million in the three months ended September 30, 2004 (the 2004 Quarter). Research and development expenses increased quarter over quarter principally due to an increase in manufacturing and clinical trial costs.

Dyax–Genyzme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the 2003 completion of the first Phase II clinical trial for HAE. During the 2005 Quarter, Dyax–Genzyme LLC reimbursed us for $6.7 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2004 Quarter, Dyax–Genzyme LLC reimbursed us $2.5 million for our expenses relating to the program.

Dyax–Genzyme LLC had net losses of approximately $7.3 million and $3.0 million for the 2005 and 2004 Quarters, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $3.7 million and $1.5 million for the 2005 and 2004 Quarters, respectively, and were proportional to our 50.01% financial interest in the program.  Our portions of the losses are separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CABG.     Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing heart surgery, specifically coronary artery bypass graft surgery (CABG).

During the 2005 Quarter, research and development expenses on this program totaled $81,000 compared with $619,000 for the 2004 Quarter.  The decrease in spending is attributable to our decision to defer further clinical trial activities with respect to CABG until we have secured a partner for this indication.

We are currently in ongoing discussions to partner this indication and do not plan to initiate any further clinical trials until the successful conclusion of these negotiations.

DX-890 for Cystic Fibrosis.     Debiopharm S.A. is developing DX-890, a compound that we discovered, as a treatment for cystic fibrosis, a fatal genetic mutation that causes problems including progressive lung destruction and frequent infections. Debiopharm is currently conducting a placebo-controlled Phase II clinical trial for cystic fibrosis. We are currently negotiating with Debiopharm to amend our collaboration agreement in order to provide Debiopharm worldwide rights to independently develop and commercialize DX-890 for cystic fibrosis and acute respiratory distress syndrome. Under the proposed amendment, we would receive an upfront license fee, milestones, and royalties from Debiopharm in connection with its ongoing development of DX-890.  We would also receive worldwide rights to commercialize our independently developed, long-acting form of DX-890 for all other indications, which could include chronic obstructive pulmonary disease and alpha-1 antitrypsin deficiency.

During the 2005 Quarter, we incurred research, development and manufacturing expenses on this program of $43,000 compared with $1.0 million in the 2004 Quarter. Research and development expenses on this program decreased $964,000 principally due to a decrease in manufacturing costs.  During the nine months ended September 30, 2005 (the 2005 Period) research and development expenses on this program were $4.0 million compared with $6.1 million for the nine months ended September 30, 2004 (the 2004 Period).  The decrease in spending is primarily due to a decrease in manufacturing costs in the first and third quarter of 2005.  These costs were fully funded by Debiopharm and this funding is reflected in our product development revenues. Under our existing collaboration agreement, Debiopharm is responsible for the management of all preclinical and clinical trials, and all costs associated with such trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 are fully funded by Debiopharm. We expect that this financial structure would be altered if our collaboration agreement with Debiopharm is amended, as now contemplated, to allow Debiopharm to independently assume responsibility for the clinical development and manufacturing of DX-890 for cystic fibrosis.  If Debiopharm were to assume manufacturing responsibility as contemplated in the proposed amendment, there would be comparable decreases in both product development revenue and research and development expenses on our consolidated statement of operations.  The net effect of these decreases would not have a material impact on our net loss.

Goals for Clinical Development Programs.     Our goal for each of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of the risks and uncertainties associated with these programs, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to complete clinical trials in the CABG and DX-890 programs, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete these programs (other than with respect to DX-88 for HAE), the completion dates, or whether these programs will be successfully completed at all. Material cash inflows for any of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties relating to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues decreased to $2.2 million in the 2005 Quarter from $3.3 million in the 2004 Quarter, a decrease of $1.1 million. This decrease was primarily due a $781,000 decrease in revenue arising from our DX-890 product collaboration with Debiopharm and a $396,000 decrease in licensing activities.  Our DX-890 manufacturing revenue may vary substantially on a quarter-to-quarter basis due to the timing of production activities. These decreases were partially offset by a $71,000 increase in funded research revenue under existing and continuing relationships.

Research and Development.    Our research and development expenses for the 2005 and 2004 Quarters are summarized as follows:

	Three Months Ended September 30,
	(In thousands)
	2005	2004
Research and development per consolidated statements of operations and comprehensive loss	$11,446	$8,631
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(6,735)	(2,529)
Net research and development expenses per consolidated statements of operations and comprehensive loss	4,711	6,102
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,670	1,489
Research and development expenses adjusted to include equity loss in joint venture	$8,381	$7,591

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

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $790,000 from the 2004 Quarter to the 2005 Quarter primarily due to a $2.2 million increase in our equity loss in joint venture, partially offset by a $1.4 million decrease in net research and development

expenses.   The increase in our equity loss in joint venture is primarily driven by increases in manufacturing expenses and clinical costs related to the development of DX-88 for HAE.  The decrease in net research and development expenses is mainly attributable to a $964,000 decrease in manufacturing costs associated with the Company’s DX-890 product collaboration with Debiopharm S.A.  Expenses associated with the Debiopharm collaboration may vary substantially from quarter to quarter due to the timing of production activities.  As discussed above under “DX-890 for Cystic Fibrosis,” these costs and related revenues will cease if we complete our anticipated amendment of our agreement with Debiopharm.  Additionally, there was a $500,000 decrease in clinical trial and related resource costs associated with the deferral of DX-88 for CABG activities.

Our management believes that the above presentation of adjusted net research and development expenses, although a non-GAAP measure, provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss.  Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotional activities and the reporting requirements of a public company. General and administrative expenses decreased to $3.0 million for the 2005 Quarter compared to $3.6 million for the 2004 Quarter, a decrease of $611,000. The decrease was due to reductions in legal, consulting, and marketing expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from period to period. Revenues decreased to $12.6 million in the 2005 Period from $13.0 million in the 2004 Period, a decrease of $474,000. This decrease was primarily due to a $2.0 million decrease in revenue arising from our DX-890 product collaboration with Debiopharm and a $304,000 decrease in funded research revenue under existing and continuing relationships. Our DX-890 manufacturing revenue may vary substantially on a period-to-period basis due to the timing of production activities.  These decreases were partially offset by the recognition of $1.5 million received under a patent license and a $395,000 increase in other licensing activities.  During the 2005 Period, one of our patent licensees exercised a $1.5 million option to convert its license to a fully-paid, irrevocable license.  This fee was immediately recognized as revenue because we have no future obligations to the licensee.  The increase in other licensing revenue in the 2005 Period was primarily due to milestones achieved under existing licenses.

Research and Development.      Our research and development expenses for the 2005 and 2004 Periods are summarized as follows:

	Nine Months Ended September 30,
	(In thousands)
	2005	2004
Research and development per consolidated statements of operations and comprehensive loss	$36,072	$28,462
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(16,817)	(6,338)
Net research and development expenses per consolidated statements of operations and comprehensive loss	19,255	22,124
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	9,221	3,705
Research and development expenses adjusted to include equity loss in joint venture	$28,476	$25,829

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

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $2.6 million from the 2004 Period to the 2005 Period due to a $5.5 million increase in our equity loss in joint venture that was partially offset by a decrease in net research and development expenses.  The increase in our equity loss in joint venture was primarily attributable to the increase in manufacturing expenses, preclinical and clinical costs for the development of DX-88 for HAE.  This increase was partially offset by a $2.9 million decrease in net research and development expenses.  There was also a $2.2 million decrease in program costs, primarily manufacturing and internal resource costs, associated with our DX-890 product collaboration with Debiopharm.  Expenses associated with the Debiopharm collaboration may vary substantially from quarter to quarter due to the timing of production activities.  Additionally, there was a $1.4 million decrease in research and development costs associated with the deferral of DX-88 for CABG activities.

Our management believes that the above presentation of adjusted net research and development expenses, although a non-GAAP measure, provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss.  Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotional activities and the reporting requirements of a public company. General and administrative expenses decreased to $9.8 million for the 2005 Period compared to $10.6 million for the 2004 Period, a decrease of $742,000. The decrease was due to reductions in consulting and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through September 30, 2005, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $212 million, including net proceeds of $23.5 million from our May 2005 registered direct offering, $44.7 million from our January 2004 underwritten offering, $8.3 million from our March 2003 registered direct offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from other sources, including biopharmaceutical product development and license fee revenues, the sale of our Biotage subsidiary in 2003 that raised $30.4 million in net cash, interest income and long-term obligations. As of September 30, 2005, we had cash and cash equivalents and short term investments aggregating $57.4 million. Our excess funds are currently invested in short term investments primarily consisting of U.S. Treasury notes and bills.

Our operating activities used cash of $12.8 million in the 2005 Period, compared with $15.8 million in the 2004 Period.  Our cash used in operating activities for the 2005 Period consisted primarily of our net loss of $25.3 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax–Genzyme LLC) of $9.2 million and depreciation and amortization costs totaling $2.8 million, and a $1.0 million change in operating assets and liabilities.  The change in operating assets and liabilities includes a reimbursement due from joint venture (Dyax–Genzyme LLC) totaling $2.3 million, which represents costs that we incurred in the DX-88 for HAE program during the 2005 Period that have not been reimbursed as of September 30, 2005, an amount due to joint venture (Dyax–Genzyme LLC) totaling $1.4 million, which is our contribution payable to the joint venture to fund a portion of its costs incurred in the 2005 Period, a decrease in accounts receivable of $1.1 million, and a decrease in prepaid research and development, and other assets totaling $523,000. Our cash used in operating activities for the 2004 Period consisted primarily of our net loss of $23.6 million and a $3.8 million change in accounts payable and accrued expenses, partially offset by a $2.9 million decrease in accounts receivable and a $1.5 million decrease in prepaid research and development and other assets.  Adjustments for non-cash items include a $3.7 million equity loss in joint venture (Dyax-Genzyme LLC) and depreciation and amortization costs totaling $2.8 million.

Our investing activities used cash of $3.2 million in the 2005 Period, compared with $47.6 million in the 2004 Period.  Our investing activities for the 2005 Period included the purchase of U.S Treasury notes and bills of $87.2 million, payments to Dyax-Genzyme LLC totaling $9.3 million, and the purchase of $1.2 million of fixed assets, partially offset by the maturity of short-term investments of $94.2 million.  Our investing activities for the 2004 Period included the purchase of mortgage securities and obligations of U.S. government agencies and related accrued interest receivable totaling $44.0 million, payments to Dyax-Genzyme LLC totaling $3.5 million, and the purchase of $1.7 million of fixed assets, partially offset by $1.5 million of cash released from escrow related to our sale of Biotage.

The following table summarizes our contributions to and investment in our joint venture, Dyax-Genzyme LLC:

Nine Months Ended September 30, 2005
(In thousands)
Balance at December 31, 2004	$254
Investment in joint venture (Dyax-Genzyme LLC) per the consolidated statement of cash flows	9,287
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	(9,221)

Balance at September 30, 2005	$320

Our financing activities provided cash of $22.8 million in the 2005 Period, compared with $44.8 million in the 2004 Period.  Our financing activities for the 2005 Period consisted of net proceeds of $23.5 million from our May registered direct offering, $373,000 from the issuance of common stock under our employee stock purchase plan and exercise of stock options, and $356,000 of proceeds from long-term obligations.  These proceeds are partially offset by the repayments of long-term obligations of $1.4 million.   Our financing activities for the 2004 Period included net proceeds of $44.7 million from our January 2004 common stock offering, $2.0 million from the issuance of common stock under our employee stock purchase plan and exercise of stock options, and $557,000 of proceeds from long-term obligations. These proceeds were partially offset by repayments of long-term obligations of $2.5 million.

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

During the 2005 Period, we exercised our right to extend the maturity date of the note to May 31, 2007.  Accordingly, the note is classified as a long-term liability in the consolidated balance sheet.  We have borrowed the full $7.0 million available under the note, the terms of which are discussed in Note 6 to the consolidated interim financial statements.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended September 30, 2005, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2004, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2005. We did not make any changes in those policies during the three months ended September 30, 2005.

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

•              significant fluctuations in our revenues and operating results, which have occurred in the past and which we expect to continue in the future;

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2005, we had cash, cash equivalents and short term investments of approximately $57.4 million.  Our short-term investments will decline by an immaterial amount if market interest rates increase and, therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2005, we had $11.4 million outstanding under long-term obligations.  Interest rates on $4.4 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2.0% increase in the prime rate will result in an additional $140,000 in annual interest expense on this note.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s

Current Report on Form 8-K (File No. 000-24537) filed with the Commission on June 27, 2001 and incorporated herein by reference.

10.1	Amendment No. 2 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, executed by Dyax on September 29, 2005. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: November 4, 2005
/s/ Stephen S. Galliker
Executive Vice President, Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

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

10.1	Amendment No. 2 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, executed by Dyax on September 29, 2005. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.