Form 10-K
period 2005-12-31
DYAX CORP
filed 2006-03-03
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Registrant’s telephone number, including area code: (617) 225-2500

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 Par Value (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated files and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal second quarter, June 30, 2005, based on the last reported sale price of the registrant’s common stock on The NASDAQ National Market as of the close of business on that day, was $4.71. The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of February 28, 2006, was 38,069,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on May 18, 2006, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2005, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Dyax,” “the Company,” “we,” “ours,” and “us” refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, pre-clinical studies, clinical trials and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results, research and development programs, pre-clinical studies, clinical trials, and collaborations include, without limitation, those set forth in Item 1A of this report entitled “Risk Factors”. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2006.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. We use our proprietary drug discovery technology to identify antibody, small protein and peptide compounds for clinical development.

Our lead product candidate, DX-88, is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. In collaboration with Genzyme Corporation, we have successfully completed two Phase II trials of DX-88 for the treatment of hereditary angioedema (HAE). In January, 2006, we treated our last patient in a third Phase II trial and we commenced a pivotal Phase III trial in December, 2005. Independently, we have successfully completed a Phase I/II trial of DX-88 for the prevention of blood loss during certain on-pump heart procedures, specifically coronary artery bypass graft (CABG) surgery and we are currently in partnering discussions for further development of DX-88 in this indication. Furthermore, as we continue to negotiate with potential partners, we have designed a Phase IIb study to be started as soon as practical to ensure the continuing development for this indication. DX-88 has orphan drug designation in the US and EU, as well as Fast Track designation in the US for the treatment of angioedema.

In addition to our clinical stage programs, we have 12 other product candidates in our discovery and development pipeline, one of which is currently in formal development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that scientists believe is important in the process of tumor blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer. All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although this technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. Currently, our licensees and collaborators have 12 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of research and preclinical development. We are entitled to receive milestones and royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE and obtaining market approval of DX-88 in the U.S. in that indication in the second half of 2007. In addition, we expect to move forward on the clinical development of DX-88 as a treatment for patients undergoing CABG surgery, and to advance up to three pre-clinical product candidates, including DX-2240, into development in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to identify and develop new products and work to bring those products to the marketplace on a regular basis. We do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

We incorporated in Delaware in 1989 and merged with Protein Engineering Corporation in August 1995. Our principal executive offices are located at 300 Technology Square, Cambridge, Massachusetts, 02139.

Our Clinical Development Programs

Our clinical development program consists of ongoing programs to develop DX-88, our lead product candidate, in two separate indications.

What is DX-88?   DX-88 is a compound that we developed using phage display and that we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, which is an enzyme in the liquid portion of blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases. We believe that the profile of DX-88 may allow for fewer side effects and/or greater efficacy than other marketed inhibitors of kallikrein, which lack DX-88’s specificity and affinity for plasma kallikrein.

DX-88 for the Treatment of HAE.   Hereditary angioedema, or HAE, affects between 13,000 and 66,000 individuals in the United States and Europe. HAE is a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities. Severe swelling of the larynx is life threatening and may require insertion of a breathing tube into the airway to prevent asphyxiation. In the United States, the only currently approved and available treatments are steroids, pain control, restriction of the inciting activity (e.g., repetitive motion such as typing or hammering), and rehydration. Patients are frequently given synthetic anabolic steroids which have a variety of side effects and may not be well tolerated. Published research indicates that plasma kallikrein is a primary mediator of both the pain and swelling in HAE. We believe that DX-88 has the potential to decrease both the severity and frequency of symptoms during acute HAE attacks and, therefore, may provide an effective treatment for this disease.

In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. In March 2003, we successfully completed a nine patient Phase II, dose ranging clinical trial in Europe and reported positive results. In May 2004, we successfully completed a Phase II, 48 patient, dose escalating placebo-controlled study, known as EDEMA1. In January 2006, we treated the last patient in a third Phase II trial, known as EDEMA2, and we commenced a pivotal, placebo-controlled, worldwide, multi-center Phase III trial, known as EDEMA3, at the end of 2005. As of February 22, 2006, in all of our Phase I and II HAE clinical trials, DX-88 had been used in the treatment of 293 HAE attacks in a total of 111 patients. To date, our study results suggest that DX-88 can provide repeated therapeutic benefit to HAE patients for all types of HAE attacks, including potentially fatal laryngeal attacks. Furthermore, there is no apparent decrease in DX-88’s therapeutic effects on HAE attacks in patients exposed to multiple doses. The overall safety profile of DX-88 has been acceptable across all dose levels. During the trials, three patients were identified as having developed antibodies to DX-88 and two of these patients had an acute reaction (nausea, flushing) that resolved. These patients have since been retreated with DX-88 without a recurrence of side effects.

In the initial clinical studies of DX-88 for HAE, DX-88 was administered using an intravenous route of administration. During 2005, we completed the transition of our clinical trials to the more patient-friendly subcutaneous route of administration, and we are now using this route of administration at all ongoing EDEMA3 trial sites. In the recently completed EDEMA2 trial, the subcutaneous route of administration had been used in the treatment of 66 HAE attacks in 32 separate patients with 16 patients receiving multiple treatments. We plan to seek marketing approval using this route of administration.

We are also exploring further improvements to the form and method of administration of DX-88 for HAE, including a lyophilized formulation. This formulation might have advantages in terms of stability and injection volume over the current liquid formulation and would have the greatest potential to allow for at home administration. We believe that an at-home product will give patients the most control over the debilitating effects of HAE and also maximize the market potential for DX-88.

Contingent on the successful and timely completion of the EDEMA3 trial, we, together with Genzyme, plan to commence filing a Biologics License Application (BLA) in the second half of 2006 for regulatory approval by the FDA of DX-88 for the treatment of HAE. Shortly after the completion of the FDA submission, we plan to file a Marketing Authorization Application with the European Medicines Agency seeking approval of DX-88 in the European Union. Based on this timeline, we anticipate receiving marketing approval of DX-88 for HAE in the United States in the second half of 2007, followed by approval in the European Union.

DX-88 in CABG   Worldwide, it is estimated that over one million surgical procedures involving cardio-pulmonary bypass surgery are performed each year, the vast majority of which involve a procedure known as coronary artery bypass grafting, or CABG. CABG procedures are performed for patients who have narrowings or blockages of the coronary arteries and typically involve use of a heart-lung machine, which is commonly referred to as the “pump”. In these procedures, the heart is stopped with medications and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and perform the bypass while the heart is stationary.

The use of the pump during CABG surgery elicits a systemic inflammatory response, which adversely affects the patient post-operatively. Many patients undergoing CABG surgery experience significant intraoperative blood loss, requiring transfusion. Kallikrein has been implicated in the body’s response to on-pump, heart surgery as a major contributor to the significant blood loss seen in CABG patients and to the pathologic inflammation that plays a role in the complications of CABG surgery. The only currently approved and available inhibitor of plasma kallikrein is aprotinin, currently marketed by Bayer AG under the name of Trasylol®, which is used in approximately 30% of all CABG procedures.

We are currently developing DX-88 as an alternative treatment for patients undergoing CABG surgery. Since this program is being conducted independent of our collaboration with Genzyme with respect to DX-88 for the treatment of HAE, we retain all commercial rights to DX-88 for all surgical indications. In December 2003, we completed the evaluation of DX-88 in a Phase I/II trial in the United States in patients undergoing CABG surgery and we are currently in partnering discussions for further development of DX-88 in this indication. Furthermore, as we continue to negotiate with potential partners, we have designed a Phase IIb study to be started as soon as practical to ensure the continuing development of this valuable asset. We believe that DX-88 may have benefits over this existing therapy, as it is a recombinant human protein rather than animal derived, which may make it appear less foreign to the patient’s immune system. DX-88 has also been shown in vitro to be 1,000 times more potent than aprotinin as an inhibitor of plasma kallikrein. In addition, prior studies have also demonstrated neuroprotective effects of DX-88 on brain ischemia and reperfusion injury in an animal model, indicating the potential for DX-88 to treat or prevent neurocognitive deficit that may occur as a result of CABG surgery. These findings have led us to consider expanding the profile of DX-88 to include an evaluation of neurocognitive protection in future clinical trials.

Other Biopharmaceutical Discovery and Development Programs

We are pursuing biopharmaceutical discovery and development programs in the fields of immunology, tumor angiogenesis, tumor biology and inflammation using our optimized libraries of a small bacterial virus, the bacteriophage, known as phage libraries, that express up to tens of billions of different human antibodies, peptides or small proteins. We have been able to establish a broad discovery platform to identify compounds that interact with a wide array of targets that are membrane proteins or circulating proteins and that have been shown to be involved in pathologic processes. Our discovery processes have been automated, thus we are now able to evaluate a large number of molecules binding to each target. In this way we can rapidly identify and select a specific antibody, peptide or small protein with the desired biochemical and biological characteristics. While our discovery research efforts are focused primarily on monoclonal antibodies, we are also testing the in vitro and in vivo efficacy of several of our peptide and small protein compounds.

In addition to our lead product candidate, DX-88, we have one other product candidate in formal development. DX-2240 is a fully human monoclonal antibody that was discovered using our proprietary phage display technology. It targets the Tie-1 receptor on the tumor blood vessels. This antibody inhibits tumor vascular development by a mechanism distinct from the ones targeting other pathways such as the VEGF pathway. To date, we have demonstrated statistically significant inhibition of lung, colorectal and renal tumor progression in mouse xenograft models using DX-2240. Histological analysis of tumors from DX-2240 treated mice revealed that anti-Tie-1 treatment can cause a change in vascular morphology and increased death of tumor cells. We are evaluating the potential of DX-2240 for increasing the anti-tumor potential of existing cancer drugs.

We also have a total of four discovery programs underway in oncology. We also have four discovery programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery program focused on an infectious disease target.

Our Development Collaborations

Genzyme Corporation   We collaborate with Genzyme in the development of our lead product candidate, DX-88, for the treatment of HAE. Under our collaboration agreement with Genzyme Corporation, we have established a joint venture, Dyax—Genzyme LLC, to coordinate on-going development of DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for 50% of all costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized from it. In addition, we are entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. We received the first such milestone payment, approximately $3.0 million, in December, 2005, when we dosed the first patient in the pivotal EDEMA3 trial of DX-88 for HAE. In addition, we will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

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

Genzyme has loaned us $7.0 million under a senior promissory note secured by the tangible and intangible personal property arising out of the DX-88 program and our right to revenues from licenses of our fundamental phage display patent portfolio. The note is subject to financial covenants, under which we must maintain at least $20.0 million in cash, cash equivalents or short-term investments based on our quarterly consolidated financial statements and we must continue to satisfy at least one continued listing standard for the NASDAQ National Market.

Debiopharm S.A.   In December, 2005, we entered into a new license agreement with Debiopharm, which effectively terminated our long-standing collaboration with Debiopharm for the development of DX-890, a neutrophil elastase inhibitor discovered by Dyax, for the treatment of cystic fibrosis.

Under the prior collaboration agreement, Debiopharm had been developing DX-890, a neutrophil elastase inhibitor, for the treatment of cystic fibrosis (CF). Debiopharm was responsible for all preclinical and clinical trials and all costs associated with the clinical development of DX-890 under that agreement and had exclusive rights to commercialize DX-890 in Europe for cystic fibrosis, acute respiratory distress syndrome (ARDS) and chronic obstructive pulmonary disease (COPD), and for these indications Dyax retained the rights to North America and the rest of the world. Also under the prior agreement, if Dyax wished to outlicense the commercialization of any of these indications to a third party outside of Europe, Debiopharm had a right of first refusal to obtain the outlicensing rights. Dyax was entitled to receive a percentage of revenues generated by Debiopharm from the commercialization of the cystic fibrosis product in Europe and was obligated to pay Debiopharm a percentage of any royalties received on product sales outside of Europe under the prior license agreement. As none of the product candidates developed under the prior license agreement were approved for sale during the term of that agreement, Dyax neither paid nor received any royalties thereunder.

Under the new license agreement, Debiopharm has exclusive worldwide rights for the development, manufacture and commercialization of a native form of DX-890 in CF and ARDS. We will receive milestone payments and royalties from Debiopharm to the extent that DX-890 advances in development and is ultimately commercialized in these indications. Upon execution of the new license agreement, we received, in December 2005, a milestone payment of $1.5 million in connection with Debiopharm’s recent initiation of Phase I clinical studies of DX-890 in ARDS patients.

In addition, we retain all rights to develop DX-890 in other indications, as well as all rights to develop other internally discovered neutrophil elastase inhibitors in all indications, including CF and ARDS. We are currently exploring the therapeutic potential of an extended half-life version of DX-890 in chronic obstructive pulmonary disease (COPD).

Our Phage Display Technology

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

Living organisms, such as viruses, have the ability to display a foreign gene product, or protein, on their surfaces. Based on this ability of organisms to display proteins, our scientists in the late 1980s invented protein phage display, a novel method to individually display up to tens of billions of human antibodies, peptides or small proteins on the surface of a small bacterial virus called a bacteriophage, or phage. Using phage display, we are able to produce and search through large collections, or libraries, of antibodies, small proteins or peptides to rapidly identify those compounds that bind with high affinity and high specificity to targets of interest.

Our phage display process generally consists of the following steps:

•       Generating a phage display library

•       Screening the phage display library against a target of interest

•       Evaluating the selected compounds that bind to the target of interest

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

Screening the Phage Display Library Against a Target of Interest.   We can then select binding compounds with high affinity and high specificity by exposing the library to a specified target of interest and isolating the various phage that display compounds that bind to the target. Each individual phage contains the gene encoding one potential binding compound, and when its displayed protein is selected in the screening procedure, it can be retrieved and amplified by growth in laboratory bacteria.

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

Evaluating the Selected Compounds That Bind to the Target of Interest.   Screening phage display libraries generally results in the identification of one or more groups of related binding compounds such as antibodies, peptides or small proteins. These groups of compounds are valuable in providing information about which chemical features are necessary for binding to the target with affinity and specificity, as well as which features can be altered without affecting binding. Using DNA sequencing, we can determine the amino acid sequences of the binding compounds and identify the essential components of desired binding properties by comparing similarities and differences in such sequences. If desired, scientists can further optimize the binding compounds by building additional phage display libraries based on these key components and repeating this process. We can complete the entire selection process in several weeks. We can produce small amounts of the binding compound by growing and purifying the phage. For production of larger amounts, we can remove the gene from the phage DNA and place it into a standard recombinant protein expression system. Alternatively, if the identified binding compound is sufficiently small, it can be chemically synthesized. These binding compounds can be evaluated for desired properties including affinity, specificity and stability under conditions that will be encountered during its intended use. From each group of compounds, scientists can identify, develop and test a compound with the desired properties for utility as a biopharmaceutical, diagnostic, research reagent or affinity separations product.

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

•       Rapid optimization.   We screen phage display libraries to identify binding compounds with high affinity and high specificity for the desired target and can design and produce successive generations of phage display libraries to further optimize the leads. We have demonstrated between 10- and 1000-fold improvement in binding affinity with second-generation phage display libraries. Optimization of humanized mouse or human-mouse antibodies is more difficult and cannot progress as rapidly.

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

Over the past several years, we have brought on-line high-throughput automated capacity, developed state-of-the-art antibody phage display libraries, and successfully implemented a strategy under which we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Genentech, Inc. and XOMA Ireland Limited. In addition, during 2003, we amended our existing cross-license agreement with Cambridge Antibody Technology Limited (CAT). As a result of the amended CAT agreement, we have a worldwide research license under all the CAT antibody phage display patents and now have more options to obtain product licenses from CAT to develop and commercialize therapeutic and diagnostic antibody products, for which CAT will receive milestones and royalties. We also have given CAT an option to develop with us our own therapeutic antibody products and further agreed to pay CAT a portion of the revenues that we generate from certain other applications of antibody phage display. Under the terms of the amended CAT agreement, we agreed that CAT will no longer have any royalty obligations to us with regard to any products covered by our phage display patents.

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

In addition to using this technology to advance our own internal development activities, we leverage our phage display technology through licenses and collaborations designed to enhance the discovery and development of therapeutic leads. In general, these licenses and collaborations fall into one of four distinct structures:

•       Patent License.   Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use core phage display patents (known as the Ladner patents), to discover and develop biologic compounds for use in specified fields. We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields. Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage-display technologies which they have developed or which they control. We believe that these provisions allow us to practice enhancements to phage display developed by our licensees. We currently have over 75 patent licensees worldwide.

•       Library License.   Under our library license program, we grant our licensees rights to use our proprietary phage display libraries in connection with their internal therapeutic development programs. We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets. In addition, with respect to our antibody library license agreements, we include sublicenses to technology that we have cross licensed from Affimed Therapeutics, Affitech, Biosite, Cambridge Antibody Technology, Genentech and XOMA. The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term. Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. Our library licensees currently include Amgen, Biogen Idec, Genzyme, ImClone Systems, Human Genome Sciences, Merck KGaA, MedImmune, Tanox and Zenyth Therapeutics.

•       Funded Research.   Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators. Our funded research collaborators include AstraZeneca, Baxter Healthcare and Biogen Idec.

•       Co-Development.   Under our co-development program, we collaborate with other biopharmaceutical companies to discover and jointly develop therapeutic leads. Under the typical co-development collaboration, we use our phage display libraries to identify antibody, peptide and small protein compounds that bind disease targets provided by our co-development collaborator. With our collaborator, we evaluate the leads that we generate during the research phase of our collaboration to determine if we wish to jointly develop and commercialize such leads as therapeutics. Our co-development collaborators currently include Inhibitex and Syntonix Pharmaceuticals.

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

In the diagnostic imaging and research product fields, we have formed collaborations, and we also license others to practice our phage display technology in other fields. For example, we have granted a non-exclusive license to our phage display technology for the development of diagnostic imaging products to Bracco, a leader in the imaging products market. We previously used our phage display technology to identify peptides for Epix Medical to use in blood clot imaging applications in the magnetic resonance imaging field.

In the area of affinity separations, we have granted licenses to Wyeth and Human Genome Sciences to use ligands we developed for them. Wyeth is using a Dyax ligand for purification of its recombinant blood factor product, ReFacto AF, for treating hemophilia and Human Genome Sciences is using a Dyax ligand to purify its B-Lymphocyte Stimulator Protein. We have also granted a non-exclusive license to Amersham Biosciences, a market leader in the separations media field, to practice our phage display patents to discover ligands from libraries for use as affinity-based media for chromatography separations.

Currently, 12 product candidates generated by our licensees or collaborators using our technology are in clinical trials. The table below indicates the stage of development for these various programs as of March 1, 2006:

Stage of Development	Number and Compound Type	Field, Indication
Phase I	6-Antibodies	Therapeutics (Oncology,
Infectious Disease, Other)
	2-Peptides	Therapeutics (Oncology,
Inflammation)
Phase II	2-Antibodies	Therapeutics (Oncology,
Infectious Disease)
	1-Peptide	Imaging (Cardiovascular)
Phase III	1-Peptide	Separations (Blood Disorder)

Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development that were generated using our technology. We anticipate that we will receive milestones and royalties from our licensees and collaborators to the extent that these product candidates advance in development and are ultimately commercialized.

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

For DX-88 as a treatment for HAE, our principal competitors include ZLB Behring, Jerini AG, Pharming Group N.V., and Lev Pharmaceuticals, Inc. ZLB Behring currently markets a plasma-derived C1 esterase inhibitor (Berinert®) that is approved for the treatment of HAE in several European countries. ZLB Behring received an orphan drug designation from the FDA for its plasma-derived C1 esterase inhibitor and has initiated a Phase III clinical trial in the United States. Jerini has received a Fast Track designation from the FDA, as well as orphan drug designations from both the FDA and EMEA for its bradykinin receptor antagonist, which is injected subcutaneously. Jerini has initiated Phase III clinical trials of this compound for HAE in both the United States and Europe. Pharming has received orphan drug designations from both the FDA and EMEA for its recombinant form of the C1 inhibitor and has initiated Phase II/III clinical trials in both the United States and Europe. Lev Pharmaceuticals has received both Fast Track and orphan drug designations from the FDA for its plasma-derived C1 esterase inhibitor and has initiated a Phase III clinical trial in the United States. Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

For DX-88 as a treatment for reducing blood loss in CABG surgery, our principal competitor is Bayer AG, which currently markets its Trasylol® version of aprotinin for the reduction of blood loss in CABG patients. A number of other companies, including Novo Nordisk, and Inspire Pharmaceutical, are developing products for this indication, as is Vanderbilt University.

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

Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications for phage display, known as the Ladner patents, include U.S. Patent Nos. 5,837,500, which expires June 29, 2010, 5,571,698, which expires June 29, 2010, 5,403,484, which expires April 4, 2012, 5,223,409, which expires June 29, 2010, and 6,979,538, which expires June 29, 2010, issued patents in Canada and Israel, and pending patent applications in the United States and other countries. These phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

For our therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display. These patent rights now include U.S. Patent No. 5,666,143, which expires September 2, 2014, and European Patent Nos. 573,603, which expires February 28, 2012, and 797,666, which expires December 15, 2015, and an issued Canadian patent claiming sequences of peptides that have neutrophil elastase inhibitory activity, including the sequence for DX-890; and U.S. Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, and 6,333,402, which expires January 11, 2014 and European Patent No. 739355 which expires January 11, 2015 claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides.

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

Our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent was ultimately revoked in 2002 in a proceeding in the European Patent Office. We have one divisional patent application of the 597 Patent pending in the European Patent Office. We will not be able to prevent other parties from using our phage display technology in Europe if the European Patent Office does not grant us another patent. We cannot be assured that we will prevail in the prosecution of either of these patent applications.

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

The requirements for testing and approval for in vitro diagnostic products, which are usually regulated as medical devices, can be somewhat less onerous than for pharmaceutical products, but similar steps are usually required. All our internal product candidates, including our plasma kallikrein inhibitor, DX-88, and the pharmaceutical and diagnostic products of our collaborators and licensees, will need to complete successfully the FDA-required testing and approvals before they can be marketed. There is no assurance that our collaborators or we can gain the necessary approvals. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy. In addition, following approval, manufacturers must continue to report all adverse events of which they become aware to the FDA. On occasion such events may be sufficiently serious to warrant changes in the approved uses of products, or in especially serious cases, removal from the market. This, should it occur, could also produce material adverse effects on future business.

Foreign Regulatory Approval.   In many countries outside the United States, especially within the European Union (EU), governmental regulatory authorities similar to the FDA must approve the investigational program and/or marketing application for pharmaceutical and diagnostic products. New legislation for investigative medicinal product was implemented by all EU member states on May 1, 2004. Despite attempts to harmonize regulations in all member states, differences continue to exist which may result in delays in the initiation of clinical trials. Following the conclusion of the clinical evaluation of a medicinal product, a marketing authorization is prepared and submitted. The format of the required documentation has been harmonized in the United States, the European Union, and Japan. However, some variations continue to exist. In addition, the national laws governing manufacturing requirements, advertising and promotion, and pricing and reimbursement may vary widely. Therefore, the time to market can vary widely among different regions and countries. In addition, the export to foreign countries for investigation and /or marketing of medicinal products that have been manufactured in the US but not approved for marketing by the FDA is subject to US law as well as the laws of the importing country and may require one or more regulatory authorizations. There is no assurance that we will be able to gain the necessary authorizations in a timely fashion or at all. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy.

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

Manufacturing

We currently rely on contract manufacturers for the production of DX-88 for preclinical and clinical studies, including the manufacture of both the bulk drug substance and the final pharmaceutical product. The testing of the resultant products is our responsibility or the responsibility of the contract manufacturer and /or an independent testing laboratory. These materials must be manufactured and tested according to strict regulatory standards established for pharmaceutical products. Despite our close oversight of these activities, there is no assurance that the technology can be readily transferred from our facility to those of the contractors, that the process can be scaled up adequately to support clinical trials, or that the required quality standards can be achieved. To date, we have identified only a few facilities that are capable of performing these activities and willing to contract their services. There is no assurance that contractors will have the capacity to manufacture or test our products at the required scale and within the required time frame. There is no assurance that the supply of clinical materials can be maintained during the clinical development of our product candidates.

It is our current intent to rely on contract manufacturers and / or development or commercialization partners for the production and testing of marketed pharmaceuticals following the approval of one or more of our products. The quality standards for marketed pharmaceuticals are even greater than for investigational products. The inability of these contractors and / or development or commercialization partners to meet the required standards and/or to provide an adequate and constant supply of the pharmaceutical product would have a material adverse effect on our business.

Sales and Marketing

Therapeutic Products.   We do not currently have any therapeutic products approved for sale. Under our collaboration with Genzyme, in the event that DX-88 obtains market approval, Genzyme will be responsible for all sales and marketing activities worldwide. For any other products that are approved in the future for diseases where patients are treated primarily by limited numbers of physicians, we intend in some cases to conduct sales and marketing activities ourselves in North America and, possibly, in Europe. For any product that we intend to market and sell ourselves, we do not expect to establish direct sales capability until shortly before the products are approved for commercial sale, but we will begin product management and market education activities earlier during clinical trials. For markets outside of North America, including possibly European markets, we will seek to establish arrangements where our products are sold by pharmaceutical companies that are already well established in these regions. For products that are indicated for conditions where patients may be treated by large numbers of internists, general surgeons, or family practitioners, we will seek to establish arrangements under which our products will be sold and marketed by large pharmaceutical organizations with established sales forces. We expect that these arrangements will generally be worldwide on a product-by-product basis.

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

Employees

As of December 31, 2005, we had 144 employees worldwide, including 28 with Ph.D.s and/or M.D.s. Approximately 102 of our employees are in research and development, 3 in business development and 39 in administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

ITEM 1A.        RISK FACTORS

This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words or phrases of expectation or uncertainty like “believe,” “anticipate,” “plan,” “expect,” “intend,” “project,” “future,” “may,” “will,” “could,” “would” and similar words to help identify forward-looking statements.

Statements that are not historical facts are based on our current expectations and beliefs including our assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. We cannot assure investors that our expectations and beliefs will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below. We caution you not to place undue reliance on these forward looking statements, which speak only as of the date on which they are made. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have a history of operating losses and expect to incur significant additional operating losses.

We have incurred operating losses since our inception in 1989. As of December 31, 2005, we had an accumulated deficit of approximately $182.3 million. We expect to incur substantial additional operating losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase, particularly with respect to our current lead product candidate, DX-88. We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue.

Currently, we generate revenue from collaborators through research and development funding and through license and maintenance fees that we receive in connection with the licensing of our phage display technology. We expect to continue to be dependent upon revenue generated from our collaborative arrangements and our licensing efforts over the next several years.

To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our current product candidates, including DX-88, and other products and continue to leverage our phage display technology to generate research funding and licensing revenue. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology.

We may be unable to raise the capital that we will need to sustain our operations.

We expect that existing cash, cash equivalents, and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2007. We may, however, need or choose to raise additional funds before then. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

Our future capital requirements will depend on many factors, including:

•       the progress of our drug discovery and development programs;

•       our ability to develop and commercialize our product candidates;

•       maintaining or expanding our existing collaborative and license arrangements and entering into additional ones;

•       the progress of the development and commercialization of milestone and royalty-bearing compounds by our collaborators and licensees;

•       our decision to manufacture materials used in our product candidates;

•       competing technological and market developments;

•       costs of defending our patents and other intellectual property rights; and

•       the amount and timing of additional capital equipment purchases.

We also may seek additional funding through collaborative arrangements and public or private financings. We may not be able to obtain financing on acceptable terms or at all or we may not be able to enter into additional collaborative arrangements. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to curtail significantly one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

Our biopharmaceutical or diagnostic product candidates must undergo rigorous clinical trials and regulatory approvals, which could substantially delay or prevent their development or marketing.

Any biopharmaceutical or diagnostic product that we develop will be subject to rigorous clinical trials and an extensive regulatory approval process implemented by the Food and Drug Administration (FDA) and analogous foreign regulatory agencies. This approval process is typically lengthy and expensive, and approval is never certain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We do not know when, or if, our current clinical trials will be completed. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions we are investigating. For example, four other companies are conducting clinical trials of treatments for HAE and have announced plans for trials that are seeking or likely to seek patients with HAE. In addition, competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

Because of the risks and uncertainties in biopharmaceutical development, products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

•       we must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

•       we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

•       data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approvals.

Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. Our Investigational New Drug Applications for our recombinant protein DX-88, for example, were placed on clinical hold by the FDA in May 2004, following the FDA’s evaluation of certain animal test data submitted by us. Although the study was allowed to continue, we were required by the FDA to conduct additional testing at additional expense, and there is no guarantee that we would be able to resolve similar issues in the future, either as quickly, or at all. In addition, our or our collaborators’ failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

We initiated a Phase III clinical trial of DX-88 for the treatment of HAE in December 2005. Before filing a Biologic License Application (BLA) for marketing approval of this product in this indication, which we plan to commence filing during the second half of 2006, we will need to complete this Phase III trial. HAE is an indication with a particularly small patient population, and our planned Phase III trial may, for this or any of the other reasons described above, take longer than anticipated to initiate and/or to complete.

We lack experience in conducting clinical trials, handling regulatory processes, and conducting sales and marketing activities, any or all of which may adversely affect our ability to commercialize any biopharmaceuticals that we may develop.

We have hired experienced clinical development, regulatory, and marketing staff to develop and supervise our clinical trials, regulatory processes, and sales and marketing activities. However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and pre-clinical research studies for the foreseeable future. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may also experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, changing our service provider may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

Similarly, we may be unable to enter into third party arrangements for the marketing and sale of biopharmaceuticals on acceptable terms. For certain products, we may incur substantial expenses to develop our own marketing and sales force in order to commercialize our biopharmaceuticals and our efforts may not be successful or the product may not be approved.

As a result we may experience delays in the commercialization of our biopharmaceuticals and we may be unable to compete effectively.

Because we currently lack the resources, capability and experience necessary to manufacture biopharmaceuticals, we will depend on third parties to perform this function, which may adversely affect our ability to commercialize any biopharmaceuticals we may develop.

We do not currently operate manufacturing facilities for the clinical or commercial production of biopharmaceuticals. We also lack the resources, capability and experience necessary to manufacture biopharmaceuticals. As a result, we will depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates. If we enter into these types of third party arrangements, then we will be dependent on the efforts of others, which if not successful could result in decreased revenue to us.

To date we have identified only a few facilities that are capable of producing material for pre-clinical and clinical studies and we cannot assure you that they will be able to supply sufficient clinical materials during the clinical development of our biopharmaceutical candidates. There is no assurance that contractors will have the capacity to manufacture or test our products at the required scale and within the required time frame. There is no assurance that the supply of clinical materials can be maintained during the clinical development of our biopharmaceutical candidates. We will also be dependent on contract manufacturers to produce and test any biopharmaceuticals that are approved for market.

Product liability and other claims against us may reduce demand for our product candidates or result in substantial damages.

We face an inherent risk of product liability exposure related to testing our product candidates in human clinical trials and will face even greater risks if we sell our product candidates commercially. An individual may bring a product liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. Moreover, in some of our clinical trials, we test our product candidates in indications where the onset of certain symptoms or “attacks” could be fatal. Although the protocols for these trials include emergency treatments in the event a patient appears to be suffering a potentially fatal incident, patient deaths may nonetheless occur. As a result, we may face additional liability if are found or alleged to be responsible for any such deaths.

These types of product liability claims may result in:

•       decreased demand for our product candidates;

•       injury to our reputation;

•       withdrawal of clinical trial volunteers;

•       related litigation costs; and

•       substantial monetary awards to plaintiffs.

If we fail to establish and maintain strategic license, research and collaborative relationships, or if our collaborators are not able to successfully develop and commercialize product candidates, our ability to generate revenues could be adversely affected.

Our business strategy includes leveraging some of our product candidates, as well as our proprietary phage display technology, through collaborations and licenses that are structured to generate revenues through license fees, technical and clinical milestone payments, and royalties. For us to continue to receive any significant payments from our licenses and collaborations, the relevant product candidates must advance through clinical trials, establish safety and efficacy, and achieve regulatory approvals and market acceptance. In general, however, under our existing license and collaboration agreements, our licensees and collaborators:

•       are not obligated to develop or market product candidates discovered using our phage display technology;

•       may pursue alternative technologies or develop competing products;

•       control many of the decisions with respect to research, clinical trials and commercialization of product candidates we discover or develop with them;

•       may terminate their collaborative arrangements with us under specified circumstances, including, for example, a change of control, with short notice; and

•       may disagree with us as to whether a milestone or royalty payment is due or as to the amount that is due under the terms of our collaborative arrangements.

We cannot assure you that we will be able to maintain our current licensing and collaborative efforts nor can we assure the success of any current or future licensing and collaborative relationships. If any significant portion of our licensing and collaborative efforts fail, our business and financial condition would be materially harmed.

We and our collaborators may not be able to gain market acceptance of our biopharmaceuticals, which could adversely affect our revenues.

We cannot be certain that any of our biopharmaceutical candidates, even if successfully approved, will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical manufacturers or others. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy of our biopharmaceutical candidates and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of our biopharmaceutical candidates will depend on a number of factors, including:

•       their clinical efficacy and safety;

•       their cost-effectiveness;

•       their potential advantage over alternative treatment methods;

•       their marketing and distribution support;

•       reimbursement policies of government and third-party payors; and

•       market penetration and pricing strategies of competing and future products.

If our products do not achieve significant market acceptance, our revenues could be adversely affected.

Competition and technological change may make our potential products and technologies less attractive or obsolete.

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

For DX-88 as a treatment for HAE, our principal competitors include ZLB Behring, Jerini, Pharming Group N.V., and Lev Pharmaceuticals. ZLB Behring currently markets a plasma-derived C1 esterase inhibitor that is approved for the treatment of HAE in several European countries. ZLB Behring has initiated a Phase II/III clinical trial of its plasma-derived C1 esterase inhibitor in the United States. Jerini has received a Fast Track designation from the FDA, as well as orphan drug designations from both the FDA and EMEA for its bradykinin receptor antagonist. Jerini has initiated Phase III clinical trials in both the United States and Europe. Pharming has received orphan drug designations from both the FDA and EMEA for its recombinant C1 inhibitor and has initiated Phase III clinical trials in both the United States and Europe. Lev Pharmaceuticals has received both Fast Track and orphan drug designations from the FDA for its plasma-derived C1 esterase inhibitor and has initiated a Phase III clinical trial in the United States. Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

For DX-88 as a treatment for reducing blood loss in CABG surgery, our principal competitor is Bayer AG, which currently markets Trasylol® (aprotinin) for the reduction of blood loss in CABG patients. A number of other companies, including Novo Nordisk, and Inspire Pharmaceutical, as well as Vanderbilt University, are developing products for this indication.

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

Our success depends significantly upon our ability to obtain and maintain intellectual property protection for our products and technologies and third parties not obtaining patents that would prevent us from commercializing any of our products.

We face risks and uncertainties related to our intellectual property rights. For example:

•       we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop;

•       third parties may obtain patents covering the manufacture, use or sale of these products, which may prevent us from commercializing any of our products under development globally or in certain regions; or

•       our patents or any future patents that we may obtain may not prevent other companies from competing with us by designing their products or conducting their activities so as to avoid the coverage of our patents.

Our phage display patent rights are central to our non-exclusive patent licensing program. As part of that licensing program, we generally seek to negotiate a phage display license agreement with parties practicing technology covered by our patents. In countries where we do not have and/or have not applied for phage display patent rights, we will be unable to prevent others from using phage display or developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we may be unable to prevent others from selling or importing products or technologies derived elsewhere using phage display. Any inability to protect and enforce our phage display patent rights, whether by licensing or any invalidity of our patents or otherwise, would negatively affect our research and revenues.

In all of our activities, we also rely substantially upon proprietary materials, information, trade secrets and know-how to conduct our research and development activities and to attract and retain collaborators, licensees and customers. Although we take steps to protect our proprietary rights and information, including the use of confidentiality and other agreements with our employees and consultants and in our academic and commercial relationships, these steps may be inadequate, these agreements may be violated, or there may be no adequate remedy available for a violation. Also, our trade secrets or similar technology may otherwise become known to, or be independently developed or duplicated by, our competitors.

Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Genentech, Inc., XOMA Ireland Limited and Cambridge Antibody Technology Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from other third parties. In order for us to commercialize a process or product, we may need to license the patent rights of other parties. If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products. If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products.

We seek affirmative rights of license or ownership under existing patent rights relating to phage display technology of others. For example, through our patent licensing program, we have secured a limited freedom to practice some of these patent rights pursuant to our standard license agreement, which contains a covenant by the licensee that it will not sue us under certain of the licensee’s phage display improvement patents. We cannot guarantee, however, that we will be successful in enforcing any agreements from our licensees, including agreements not to sue under their phage display improvement patents, or in acquiring similar agreements in the future, or that we will be able to obtain commercially satisfactory licenses to the technology and patents of others. If we cannot obtain and maintain these licenses and enforce these agreements, this could have a negative effect on our business.

Proceedings to obtain, enforce or defend patents and to defend against charges of infringement are time consuming and expensive activities. Unfavorable outcomes in these proceedings could limit our patent rights and our activities, which could materially affect our business.

Obtaining, protecting and defending against patent and proprietary rights can be expensive. For example, if a competitor files a patent application claiming technology also invented by us, we may have to participate in an expensive and time-consuming interference proceeding before the U.S. Patent and

Trademark Office to address who was first to invent the subject matter of the claim and whether that subject matter was patentable. Moreover, an unfavorable outcome in an interference proceeding could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business would be harmed if a prevailing third party does not offer us a license on terms that are acceptable to us.

In patent offices outside the United States, we may be forced to respond to third party challenges to our patents. For example, our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in proceedings in the European Patent Office. We have two divisional patent applications of the 597 Patent pending in the European Patent Office. We will not be able to prevent other parties from using our phage display technology in Europe if the European Patent Office does not grant us another patent. We cannot be assured that we will prevail in the prosecution of either of these patent applications.

The issues relating to the validity, enforceability and possible infringement of our patents present complex factual and legal issues that we periodically reevaluate. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through our cross-licensing agreement with Affimed, Affitech, Biosite, Genentech, XOMA and CAT, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from third parties. While we believe that we will be able to obtain any needed licenses, we cannot assure that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. For example, George Pieczenik and I.C. Technologies America, Inc. have sued us in a variety of patent infringement actions since 1999, all of which have been dismissed and no appeals are pending at this time. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products. Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights it could have a material adverse effect on our business.

We incurred substantial costs as a result of the Pieczenik litigation and we would expect to incur substantial costs in connection with any other litigation or patent proceeding. In addition, our management’s efforts would be diverted, regardless of the results of the litigation. An unfavorable result could subject us to significant liabilities to third parties, require us to cease manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties or result in awards of substantial damages against us. Our business will be harmed if we cannot obtain a license, can obtain a license only on terms we consider to be unacceptable or if we are unable to redesign our products or processes to avoid infringement.

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

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

Our revenues and operating results have fluctuated significantly on a quarter to quarter basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on:

•       the timing of our increased research and development expenses;

•       the establishment of new collaborative and licensing arrangements;

•       the timing and results of clinical trials;

•       the development and marketing programs of current and prospective collaborators; and

•       the completion of certain milestones.

If the revenues we receive are less than the revenues we expect for a given fiscal period, then we may be unable to reduce our expenses quickly enough to compensate for the shortfall. Our revenues in any period are not a reliable indicator of our future performance. In addition, our fluctuating revenues and operating results may fail to meet the expectations of securities analysts or investors. Our failure to meet these expectations may cause the price of our common stock to decline.

If we lose or are unable to hire and retain qualified personnel, then we may not be able to develop our products or processes.

We are highly dependent on qualified scientific and management personnel, and we face intense competition from other companies and research and academic institutions for qualified personnel. If we lose an executive officer, a manager of one of our principal business units or research programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes may be delayed or prevented.

We use and generate hazardous materials in our business, and any claims relating to the improper handling, storage, release or disposal of these materials could be time-consuming and expensive.

Our phage display research and development involves the controlled storage, use and disposal of chemicals and solvents, as well as biological and radioactive materials. We are subject to foreign, federal, state and local laws and regulations governing the use, manufacture and storage and the handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by laws and regulations, we cannot completely eliminate the risk of contamination or injury from hazardous materials. If an accident occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We may incur significant costs to comply with current or future environmental laws and regulations.

We may have significant product liability exposure.

We face exposure to product liability and other claims if products or processes are alleged to have caused harm. These risks are inherent in the testing, manufacturing and marketing of human therapeutic products. Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products that we or our collaborators develop.

If we are sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

Our business is subject to risks associated with international operations and collaborations.

We receive product development and license fees from international collaborations. For the year ended December 31, 2005, we earned revenue of approximately $8.9 million from non-US based companies. All of our revenue contracts are paid in US dollars. We expect that international product development and license fees will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in subsidiaries located in the European Union. Our operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

•       fluctuations in currency exchange rates;

•       the imposition of governmental controls;

•       less favorable intellectual property or other applicable laws;

•       the inability to obtain any necessary foreign regulatory approvals of products in a timely manner;

•       import and export license requirements;

•       political instability;

•       terrorist activities; and

•       difficulties in staffing and managing international operations.

A portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations on our future operating results.

If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to attest to, our assessment of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In the future, our continued assessment, or the subsequent assessment by our independent registered public accounting firm, may reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in future Annual Reports on Form 10-K. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, it may negatively impact our business and operations.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ Stock Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We may not succeed in acquiring technology and integrating complementary businesses.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including:

•       the diversion of management’s attention from core business concerns;

•       the failure to exploit effectively acquired technologies or integrate successfully the acquired businesses;

•       the loss of key employees from either our current business or any acquired businesses; and

•       the assumption of significant liabilities of acquired businesses.

We may be unable to make any future acquisitions in an effective manner. In addition, the ownership represented by the shares of our common stock held by you will be diluted if we issue equity securities in connection with any acquisition. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. If we issue debt securities to finance acquisitions, then the debt holders would have rights senior to the holders of shares of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our shares of common stock. Acquisition financing may not be available on acceptable terms, or at all. In addition, we may be required to amortize significant amounts of intangible assets in connection with future acquisitions. We might also have to recognize significant amounts of goodwill that will have to be tested periodically for impairment. These amounts could be significant, which could harm our operating results.

Our common stock may continue to have a volatile public trading price and low trading volume.

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through February 22, 2006, the price of our common stock on the NASDAQ Stock Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

Many factors may have a negative effect on the market price of our common stock, including:

•       public announcements by us, our competitors or others;

•       developments concerning proprietary rights, including patents and litigation matters;

•       publicity regarding actual or potential results with respect to products or compounds we or our collaborators are developing;

•       regulatory developments in both the United States and abroad;

•       public concern about the safety or efficacy of new technologies;

•       general market conditions and comments by securities analysts; and

•       quarterly fluctuations in our revenues and financial results.

Anti-takeover provisions in our governing documents and under Delaware law and our shareholder rights plan may make an acquisition of us more difficult.

We are incorporated in Delaware. We are subject to various legal and contractual provisions that may make a change in control of us more difficult. Our board of directors has the flexibility to adopt additional anti-takeover measures.

Our charter authorizes our board of directors to issue up to 1,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter also provides staggered terms for the members of our board of directors. This may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors. Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of options granted under these plans in the event of certain transactions that result in a change of control. If our board of directors used its authority to accelerate vesting of options, then this action could make an acquisition more costly, and it could prevent an acquisition from going forward. Our shareholder rights plan could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company and, accordingly, could discourage potential acquirers.

Section 203 of the Delaware General Corporation Law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors could use this provision to prevent changes in management.

The provisions described above, as well as other provisions in our charter and bylaws and under the Delaware General Corporation Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

In June of 2001, we signed a ten-year lease with the Massachusetts Institute of Technology. The leased property is located in Cambridge, Massachusetts and serves as our corporate headquarters and main research facility. We have initially leased 67,197 square feet, of which we have subleased a total of approximately 14,000 square feet to two different biotechnology companies. The first sublease, covering approximately 11,000 square feet, is due to expire on June 30, 2006, while the other, covering approximately 3,000 square feet, is due to expire on October 31, 2006. We are obligated to lease an additional 24,122 square feet on November 1, 2007. We have the option to extend the lease for two additional five-year terms. We have provided the lessor with a Letter of Credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. Through our subsidiary, Dyax S.A., we maintain 10,000 square feet of leased laboratory and office space in Liege, Belgium to support our research efforts.

ITEM 3.                LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ National Market under the symbol DYAX. As of February 22,, 2006, there were 38,069,096 shares of our common stock outstanding, which were held by approximately 238 common stockholders of record, and approximately 3,649 beneficial owners.

The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ National Market:

	High	Low
Fiscal year ended December 31, 2005:
First Quarter	$7.53	$3.15
Second Quarter	$5.60	$3.04
Third Quarter	$6.82	$4.57
Fourth Quarter	$5.79	$3.98

	High	Low
Fiscal year ended December 31, 2004:
First Quarter	$14.54	$7.56
Second Quarter	$15.65	$9.20
Third Quarter	$11.97	$6.30
Fourth Quarter	$9.80	$5.46

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

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 have been prepared from our audited financial statements and the selected consolidated financial data at December 31, 2003, 2002, and 2001, and for the years ended December 31, 2002 and 2001 has been prepared from our accounting records. On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary known as Biotage. The following data includes all activities of Biotage presented as discontinued operations.

	December 31,
	2005	2004	2003	2002	2001
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Product development and license fee revenues	$19,859	$16,590	$16,853	$17,750	$14,237
Research and development:
Research and development	47,376	39,432	29,990	28,713	16,795
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	(20,688)	(10,408)	(5,203)	—	—
Net research and development	26,688	29,024	24,787	28,713	16,795
Equity loss in joint venture (Dyax–Genzyme LLC)	11,952	5,988	2,243	—	—
General and administrative	12,784	14,451	13,205	14,882	14,186
Total operating expenses	51,424	49,463	40,235	43,595	30,981
Loss from operations	(31,565)	(32,873)	(23,382)	(25,845)	(16,744)
Other (expense) income, net	621	(241)	(1,112)	(795)	2,136
Loss from continuing operations	(30,944)	(33,114)	(24,494)	(26,640)	(14,608)
Gain on sale of Biotage, net of tax	—	—	18,959	—	—
Loss from discontinued operations of Biotage, net of tax	—	—	(1,880)	(178)	(2,557)
Net Loss	$(30,944)	$(33,114)	$(7,415)	$(26,818)	$(17,165)
Basic and diluted loss per share:
Loss from continuing operations	$(0.87)	$(1.06)	$(1.04)	$(1.35)	$(0.76)
Gain on sale of Biotage	—	—	0.81	—	—
Loss from discontinued operations of Biotage	—	—	(0.08)	(0.01)	(0.13)
Net loss	$(0.87)	$(1.06)	$(0.31)	$(1.36)	$(0.89)
Shares used in computing basic and diluted net loss per share	35,455,782	31,207,218	23,546,524	19,652,474	19,244,809

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,640	$6,978	$36,508	$28,199	$51,034
Short-term investments	42,024	50,163	—	—	—
Working capital	41,756	46,832	27,219	14,095	39,984
Total assets	75,917	82,760	71,187	76,042	81,441
Long-term obligations, less current portion	9,819	10,645	10,648	13,809	3,756
Accumulated deficit	(182,300)	(151,356)	(118,242)	(110,827)	(84,009)
Total stockholders’ equity	40,938	47,831	33,945	30,843	55,464

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. We use our proprietary drug discovery technology to identify antibody, small protein and peptide compounds for clinical development.

Our lead product candidate, DX-88, is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. In collaboration with Genzyme Corporation, we have successfully completed two Phase II trials of DX-88 for the treatment of hereditary angioedema (HAE). In January, 2006, we treated our last patient in a third Phase II trial and we commenced a pivotal Phase III trial in December, 2005. Independently, we have successfully completed a Phase I/II trial of DX-88 for the prevention of blood loss during certain on-pump heart procedures, specifically coronary artery bypass graft (CABG) surgery and we are currently in partnering discussions for further development of DX-88 in this indication. Furthermore, as we continue to negotiate with potential partners, we have designed a Phase IIb study to be started as soon as practical to ensure the continuing development for this indication. DX-88 has orphan drug designation in the US and EU, as well as Fast Track designation in the US for the treatment of angioedema.

In addition to our clinical stage programs, we have 12 other product candidates in our discovery and development pipeline, one of which is currently in formal development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that scientists believe is important in the process of tumor blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer. All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although this technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. Currently, our licensees and collaborators have 12 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of research and preclinical development. We are entitled to receive milestones and royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE and obtaining market approval of DX-88 in the U.S. in that indication in the second half of 2007. In addition, we expect to move forward on the clinical development of DX-88 as a treatment for patients undergoing CABG surgery, and to advance up to three pre-clinical product candidates, including DX-2240, into development in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to identify and develop new products and work to bring those products to the marketplace on a regular basis.

We continued to incur losses in 2005 and expect to incur significant operating losses over at least the next several years and do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

Clinical Development Programs

DX-88 for HAE.   In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. This collaboration is managed through Dyax–Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company. In May 2004, we successfully completed a Phase II, 48 patient, dose escalating placebo-controlled study, known as EDEMA1. In January 2006, we treated the last patient in third Phase II trial, known as EDEMA2, and we commenced a pivotal, placebo-controlled, worldwide, multi-center Phase III trial, known as EDEMA 3, at the end of 2005. In connection with this commencement, we received a $3.0 million milestone for the dosing of the first patient in this trial. During 2005, we completed the transition of our clinical trials to the more patient-friendly subcutaneous route of administration, and we are now using this route of administration at all ongoing EDEMA3 trial sites. We also expect to seek marketing approval using this route of administration.

Contingent on the successful and timely completion of the EDEMA3 trial, we, together with Genzyme, plan to commence filing a Biologics License Application (BLA) in the second half of 2006 for regulatory approval by the FDA of DX-88 for the treatment of HAE. Shortly after the completion of the FDA submission, we plan to file a Marketing Authorization Application with the European Medicines Agency seeking approval of DX-88 for HAE in the European Union. Based on this timeline and contingent on the successful and timely completion of the EDEMA 3 trial, we anticipate being in a position to receive marketing approval of DX-88 for HAE in the United States in the second half of 2007, followed by approval in the European Union. We estimate Dyax–Genzyme LLC’s total remaining costs to commercialization to be in the range of $65 million to $75 million. We will be responsible for funding one half of these costs, or approximately $33 million to $38 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2005	2004	2003
		(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$20,537	$10,440	$7,067
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(20,688)	(10,408)	(5,203)
Net research and development expenses for DX-88 for HAE	(151)	32	1,864
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	11,952	5,988	2,243
Net loss on DX-88 for HAE program	$11,801	$6,020	$4,107

During 2005, our research and development expenses on the DX-88 for HAE program totaled $20.5 million compared with $10.4 million in 2004 and $7.1 million in 2003. Research and development expenses increased $10.1 million in 2005 over 2004 principally due to increased activity in the areas of manufacturing and clinical trial costs. Research and development expenses increased in 2004 over 2003 principally due to increased activity in the areas of manufacturing and preclinical pharmacology and toxicology studies.

Dyax–Genyzme LLC became responsible for the reimbursement of all development expenses related to the HAE program incurred after the 2003 completion of the first Phase II clinical trial for HAE. During 2005, Dyax–Genzyme LLC reimbursed us for $20.7 million of our research and development expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In 2004 and 2003, Dyax–Genzyme LLC reimbursed us $10.4 million and $5.2 million, respectively, for our expenses relating to the program. The $1.9 million of net research and development expenses in 2003 for DX-88 for HAE represent costs we incurred prior to the initiation of the joint venture.

Dyax–Genzyme LLC had net losses of approximately $23.9 million, $12.0 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $12.0 million, $6.0 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively and were proportional to our 50.01% financial interest in the program. Our portions of the losses, referred to as our equity loss in joint venture, is separately classified within our consolidated statements of operations and comprehensive loss.

See Footnote 14 “Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions” of Item 8 “Financial Statements and Supplementary Data” for summary financial information and other disclosures regarding Dyax–Genzyme LLC and see Exhibit 99.1 for Dyax–Genzyme LLC’s financial statements.

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

Expenses on this program totaled $858,000, $3.1 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in spending from 2004 to 2005 is attributable to our prior decision to defer further clinical trial activities with respect to CABG until we had secured a partner for this indication.

Goals for Clinical Development Programs.   Our goal for both of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of the risks and uncertainties associated with these programs, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to complete clinical trials in the CABG program, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete the development of DX-88 in the CABG indication, or whether this program will be successfully completed at all. Material cash inflows for either of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

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

License Agreement with Debiopharm S.A.

In December, 2005, we entered into a license agreement with Debiopharm, which effectively terminated our long-standing collaboration for the development of DX-890, a neutrophil elastase inhibitor discovered by Dyax. Under the new license agreement, Debiopharm has exclusive worldwide rights for the development, manufacture and commercialization of a native form of DX-890 in CF and ARDS. We will receive milestone payments and royalties from Debiopharm to the extent that DX-890 advances in development and is ultimately commercialized in these indications. Upon execution of the new license agreement, we received a milestone payment of $1.5 million in connection with Debiopharm’s recent initiation of Phase I clinical studies in ARDS patient. Also under the new license agreement, we retain all rights to develop DX-890 in other indications and we are currently exploring the therapeutic potential of an extended half-life version of DX-890 in COPD. We also retain all rights to develop other internally discovered neutrophil elastase inhibitors in all indications, including CF and ARDS.

During 2005, we incurred research, development and manufacturing expenses for the now terminated DX-890 collaboration of $5.4 million compared with $6.3 million in 2004. Research and development expenses on this program decreased from 2004 principally due to a decrease in internal resource costs, offset by increased manufacturing costs. These costs were fully funded by Debiopharm, this funding is reflected in our product development revenues. Under the prior collaboration agreement, Debiopharm was responsible for the management of all preclinical and clinical trials, and all costs associated with such trials and any costs incurred by Dyax in connection with the manufacture and testing of the active pharmaceutical ingredient for DX-890 were fully funded by Debiopharm. This financial structure has been amended under the new license agreement, and, therefore, no revenue or expense associated with the manufacture of DX-890 for Debiopharm will appear in our financial statements for periods after the first half of 2006. During the first half of 2006, there will be revenue and expenses associated with the winding down of our activities and completing the transfer of technology to Debiopharm.

Licensing and Funded Research Activities

Although our proprietary phage display technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. These licenses and collaborations allow others to gain access to our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. Currently, our licensees have 12 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of research and preclinical development. These licenses and collaborations generate revenues for us in the form of license fees and milestones and royalties, which we receive from our licensees and collaborators to the extent that product candidates advance in development and are ultimately commercialized.

Sale of Separations Business

On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary known as Biotage for a gross purchase price of $35.0 million. The sale of Biotage has allowed us to focus exclusively on biotherapeutics, and the cash generated by the sale of Biotage helped us advance our clinical programs as well as the preclinical candidates in our pipeline. For the year ended December 31, 2003, we have recognized a $19.0 million gain on this sale. For the year ended December 31, 2003, operations of Biotage are presented as discontinued operations in our consolidated financial statements.

Results of Operations

Revenues.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from year to year due to the nature of our agreements. Total revenues for 2005 were $19.9 million, compared with $16.6 million in 2004 and $16.9 million in 2003. The increase from 2004 to 2005 was due to the recognition of a $3.0 million milestone received in December 2005 from Genzyme for dosing the first patient in the pivotal EDEMA3 trial of DX-88 for HAE and a $1.2 million increase in licensing activities. These increases were partially offset by a $908,000 decrease in other funded research and development activities. The net increase in licensing activities was due to the receipt $1.5 million under a patent license partially offset a decrease of $293,000 in other licensing activities. During 2005, one of our patent licensees exercised a $1.5 million option to convert its license to a fully-paid, irrevocable license. This fee was immediately recognized as revenue because we have no future obligations to the licensee. The $908,000 decrease in other funded research and development activities was due to a $718,000 decrease in revenue arising from our DX-890 product collaboration with Debiopharm and a $190,000 decrease in funded research revenue under existing and continuing relationships. Under our new agreement with Debiopharm, we will no longer be responsible for manufacturing DX-890 for Debiopharm. However, during 2006, we will be reimbursed for the winding down of our activites and completing the transfer of technology to Debiopharm. As part of the new agreement, we received a $1.5 million payment in December 2005 for an achieved milestone. This payment is refundable to Debiopharm if we do not complete the technology transfer by June 19, 2006. Due to the potentially refundable nature of this milestone, no revenue on it was recognized in 2005, and it is included in the current portion of deferred revenue on our balance sheet at December 31, 2005. Revenue will be recognized if a successful transition is completed by June 19, 2006.

The decrease from 2003 to 2004 was due to a $1.7 million decrease in funded research and development activities and a $1.4 million increase in licensing activities. Our decrease in funded research and development revenue was due to a $1.6 million decrease from a funded research agreement with Bracco and a $1.5 million decrease from a funded research agreement with Human Genome Sciences. The agreement with Human Genome Sciences. was completed in June 2003. These decreases in funded research and development activities were partially offset by a $1.7 million increase in revenue arising from our now terminated DX-890 product collaboration with Debiopharm. Our increase in licensing revenue was primarily due to revenue recognized for new licenses of our proprietary phage display libraries and milestones under existing licenses.

Research and Development.   Our research and development expenses for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
		(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$47,376	$39,432	$29,990
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) per consolidated statements of operations and comprehensive loss	(20,688)	(10,408)	(5,203)
Net research and development expenses per consolidated statements of operations and comprehensive loss	26,688	29,024	24,787
Equity loss in joint venture (Dyax–Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	11,952	5,988	2,243
Research and development expenses adjusted to include equity loss in joint venture	$38,640	$35,012	$27,030

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

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $3.6 million from 2004 to 2005 primarily due to a $6.0 million increases in our equity loss in joint venture, offset by a $2.3 million decrease in net research and development expenses. The increase in our equity loss in joint venture was a result of increase in manufacturing expenses, preclinical and clinical costs for the development of DX-88 for HAE. The $2.3 million decrease in net research and development expenses is a result of reduced program costs associated with the deferral of DX-88 for CABG activities and a $862,000 decrease in program costs associated with DX-890 product collaboration with Debiopharm, consisting primarily of decreases in internal resource costs, partially offset by increased manufacturing costs.

Compared to 2003, in 2004 manufacturing costs associated with our DX-890 for CF program increased $1.1 million and manufacturing, and marketing and other external costs associated with our DX-88 for CABG program increased $1.1 million, exclusive of the cost of exercising a $1.0 million option to purchase from Genzyme the rights to DX-88 for CABG and other surgical indications, which occurred in 2003. Equity loss in joint venture (Dyax–Genzyme LLC) increased $3.7 million primarily due to an increase in manufacturing expenses, ongoing pharmacology and toxicology studies, as well as increased clinical trial costs and the associated internal costs to support these activities.

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

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. Total general and administrative expenses were $12.8 million in 2005 compared to $14.5 million in 2004 and $13.2 million for 2003. The decrease of $1.7 million from 2004 to 2005 was due to reductions in other professional fees and marketing expenses. The reductions in other professional fees is attributable to reduced auditing and consulting fees as a result of gaining efficiencies from year two of our Sarbanes-Oxley 404 compliance efforts. The decrease in marketing expenses is related to our decision to defer further clinical marketing activities with respect to CABG until we have secured a partner for this indication.

The $1.3 million increase in general and administrative expenses from 2003 to 2004 was primarily due to an increase in professional fees, including approximately $900,000 in external costs associated with Sarbanes-Oxley compliance and internal headcount.

Discontinued Operations.   Our activities from discontinued operations were the operations of our former separations product subsidiary known as Biotage, which was sold in October 2003. Our gain on the sale of Biotage was comprised of a $19.0 million gain on sale and a loss of $1.9 million on Biotage’s operations for the year-to-date period ended October 29, 2003.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Net loss	$(30,944)	$(33,114)	$(7,415)
Gain on sale of Biotage, net of tax	—	—	(18,959)
Loss for discontinued operations, net of tax	—	—	1,880
Depreciation and amortization	3,579	3,976	3,777
Equity loss in joint venture (Dyax-Genzyme LLC)	11,952	5,988	2,243
Change in accounts receivable	1,382	1,594	(1,611)
Change in accounts payable and accrued expenses	(2,356)	(3,014)	4,567
Due from joint venture (Dyax-Genzyme LLC)	(2,202)	(255)	—
Due to joint venture (Dyax-Genzyme LLC)	950	—	—
Deferred revenue	1,110	2,092	506
Other changes in operating activities	(1,764)	3,565	598
Net cash used in operating activities	(18,293)	(21,260)	(14,920)
Net cash provided by (used in) investing activities	(3,062)	(53,157)	21,750
Net cash provided by financing activities	23,084	44,907	5,954
Effect of foreign currency translation on cash balances	(67)	(20)	30
Net cash used in discontinued operations	—	—	(4,505)
Net increase (decrease) in cash and cash equivalents	$1,662	$(29,530)	$8,309

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through December 31, 2005, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $212 million, including net proceeds of $23.5 million from our May 2005 registered direct offering, $44.7 million from our January 2004 underwritten offering, $8.3 million from our March 2003 registered directed offering and $62.4 million from our August 2000 initial public offering. We have also generated funds from biopharmaceutical product development and license fee revenues, our sale of our Biotage subsidiary in 2003 that raised $25.4 million in cash with another $5.0 million received in 2004, separations product revenues of our former Biotage division, interest income, long-term obligations and other sources. As of December 31, 2005, we had cash and cash equivalents and short-term investments aggregating $50.7 million. Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills, and money market funds backed by U.S. Treasury obligations.

Operating activities used cash of approximately $18.3 million in 2005, $21.3 million in 2004 and $14.9 million in 2003. Our cash used in operating activities for 2005 consisted primarily of our net loss of $30.9 million and a $2.0 million change in operating assets and liabilities, partially offset by adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $3.6 million and equity loss in joint venture (Dyax–Genzyme LLC) of $12.0 million. The change in operating assets and liabilities includes a reimbursement due from joint venture (Dyax–Genzyme LLC) totaling $2.2 million which represents costs that we incurred in the DX-88 for HAE program during the 2005 Period that have not been reimbursed as of December 31, 2005, an amount due to joint venture (Dyax–Genzyme LLC) totaling $950,000, which is our contribution payable to the joint venture to fund a portion of its costs incurred in 2005, a decrease in accounts payable and accrued expenses of $2.4 million due primarily to a decrease in accounts payable of $1.9 million from timing of payments and a decrease in accruals. Additionally, there was a decrease in accounts receivable of $1.4 million primarily due to a decrease in accounts receivable from Debiopharm of $1.2 million due to the timing of manufacturing activities, and an increase in deferred revenue of $1.1 million. Our cash used in operating activities for 2004 consisted primarily of our net loss of $33.1 million, partially offset by adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $4.0 million and equity loss in joint venture (Dyax-Genzyme LLC) of $6.0 million, and a $1.0 million change in operating assets and liabilities. The change in operating assets and liabilities includes a decrease in accounts payable and accrued expenses of $3.0 million, a decrease in accounts receivable of $1.6 million and an increase in deferred revenue of $2.1 million. Our cash used in operating activities for 2003 consisted primarily of our net loss of $7.4 million, gain on sale of Biotage, net of tax, of $19.0 million, partially offset by loss from discontinued operations, net of tax, of $1.9 million, an increase in accounts receivable of $1.6 million due to the timing of billings to Debiopharm under our collaboration agreement, and an increase in prepaid expense and other assets of $1.3 million. These uses of cash were partially offset by an increase in accounts payable and accrued expenses of $4.6 million due primarily to the timing of payments made to our contract manufacturer and adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $3.8 million and equity loss in joint venture (Dyax-Genzyme LLC) of $2.2 million.

Investing activities used cash totaling approximately $3.1 million in 2005 and $53.2 million in 2004, and provided cash of $21.8 million in 2003. In 2005 the purchase of short-term investments was $106.9 million, offset by the maturity of short-term investments of $115.8 million. We contributed $10.8 million to Dyax-Genzyme LLC and purchased $1.4 million in fixed assets. In 2004 the purchase of short-term investments was $51.0 million, we contributed $5.4 million to Dyax-Genzyme LLC and purchased $2.3 million in fixed assets. We also received $5.0 million of cash released from escrow relating to the sale of Biotage. In 2003 the Company received $25.4 million from the sale of Biotage, $1.3 million for employees for the repayment of employee notes, and purchased fixed assets and intangibles totaling $2.4 million, and contributed $3.1 million to Dyax-Genzyme LLC.

Financing activities provided cash of approximately $23.1 million, $44.9 million and $6.0 million in 2005, 2004 and 2003 respectively. In 2005 we sold 6.3 million shares of common stock resulting in net proceeds of $23.5 million. We also made repayments totaling $1.9 million on long-term obligations. In 2004 we sold 6 million shares of common stock resulting in net proceeds of $44.7 million. Proceeds from the issuance of common stock under the employee stock option plan and exercise of stock options totaled $2.1 million. We also collected proceeds from long-term obligations of $1.4 million and made repayments of long-term obligations of $3.3 million. In 2003 we sold 4.7 million shares of common stock resulting in net proceeds of $8.3 million and made repayments of long-term liabilities of $3.4 million.

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

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2007. Currently, we expect to use approximately $35 million in cash during 2006. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2005, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation to related party	$7,972	$702	$7,270	$—	$—
Capital leases	3,046	1,726	1,309	11	—
Leasehold improvement arrangements	2,544	413	825	825	481
Operating lease obligations(1)	31,254	3,604	10,792	10,797	6,061
Patent and product license obligations(2)	9,802	742	2,482	1,458	5,120
Obligations for research, development and manufacturing(3)	5,073	4,748	265	60	—
Total contractual obligations	$59,691	$11,935	$22,943	$13,151	$11,662

(1)          These amounts are net of contractually committed sublease income.

(2)          These amounts exclude any royalties and milestones that we may owe in connection with the development or commercialization of any of our product candidates. Since the prospect of development and commercialization of any particular product candidate is uncertain, we believe the timing and amounts of any potential royalties and other milestones are not currently calculable in any manner that would fairly present purchase obligations.

(3)          These amounts represent the cash commitment due on research, development and manufacturing contracts. We will not owe any royalties or milestones in connection with these contracts.

In addition, we have received a grant from the Walloon region of Belgium. This grant includes specific criteria regarding employment and investment levels that need to be met through 2006. If we do not meet the criteria, we will be required to refund all or a portion of amounts received under this grant. As of December 31, 2004, the Company had received the entire grant amount of €825,000. This amount translates to $977,000 and $1.1 million at December 31, 2005 and 2004, respectively.

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

We enter into biopharmaceutical product development agreements with collaborators for the research and development of therapeutic, diagnostic and other products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from the collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts recorded are non-refundable, is recognized as the related expenses are incurred. Milestones that are based on designated achievements points and that are considered at risk and substantive at the inception of the collaboration are recognized as earned when the corresponding payment is considered reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of the investment required. Milestones that are not considered at risk and substantive are recognized, when achieved, in proportion to the percentage of the collaboration completed through the date of achievement. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. We evaluate all collaborative agreements on a quarterly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaborative agreement.

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

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue. At December 31, 2005 and 2004, our deferred revenue related to product development agreements was $10.9 million and $9.8 million, respectively. Of the $10.9 million deferred at December 31, 2005, $5.5 million, $1.4 million and $660,000 is expected to be recognized as revenue in 2006, 2007 and 2008 respectively, and the remaining is expected to be recognized over the next 13 years.

Allowance for Doubtful Accounts.   We estimate the uncollectibility of our accounts receivable. When evaluating the adequacy of our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance net of allowances for doubtful accounts was $1.7 million and $3.1 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004 the provision for doubtful accounts was $105,000 and $75,000 respectively.

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

Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. Our intangible assets at the end of 2005 consisted of licenses for antibody technology from third parties. The balance of our other intangible assets net of accumulated amortization was $1.9 million and $2.4 million at December 31, 2005 and 2004, respectively. No impairment losses have been recognized in any of the periods presented in our consolidated financial statements.

Related Party Transactions

Our Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

We have a collaboration agreement with Genzyme for the development and commercialization of DX-88 for HAE. Under this collaboration, Dyax and Genzyme have formed a joint venture, known as Dyax–Genzyme LLC (formerly known as Kallikrein LLC), through which we jointly own the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized from it. In addition, we are entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. We received the first such milestone payment of $3.0 million for dosing the first patient in the pivotal clinical trial of DX-88 for HAE in December, 2005. In addition, we will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

Genzyme has loaned us $7.0 million under a senior promissory note secured by a continuing security interest in tangible and intangible personal property arising out of the DX-88 program and our rights to revenues from licenses of its fundamental phage display patents. The note is also subject to certain financial covenants, under which we must maintain at least $20.0 million in cash, cash equivalents or short-term investments based on our quarterly consolidated financial statements and at least one continued listing standard for the NASDAQ National Market.

We pay interest on the Genzyme note at the prime rate, (7.25 % at December 31, 2005) plus 2%. During the quarter ended June 30, 2005, we exercised our right to extend the maturity date of the note from May 31, 2005 to May 31, 2007. At December 31, 2005 and 2004, we owed $54,000 and $82,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. Dyax and Genzyme are each required to fund 50% of the forecasted monthly expenses of Dyax–Genzyme LLC, as needed. We have accounted for our interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to us is recorded as a reduction to research and development expenses because it includes funding that we provided to Dyax–Genzyme LLC. Our 50.01% share of Dyax–Genzyme LLC loss is recorded as an equity loss in joint venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31, 2005 and 2004, our investment in the joint venture was $782,000 and $254,000, respectively, which is recorded as an investment in joint venture (Dyax–Genzyme LLC) in the consolidated balance sheets.

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

During 1996, we signed two patent license agreements with Genzyme under our standard license terms. We recorded license revenues of $50,000, for each years ended December 31, 2005, 2004 and 2003, in connection with the maintenance fees on these two agreements. As of December 31, 2005 and 2004, there were no outstanding accounts receivable due from Genzyme related to the patent license agreements.

During 2004, we signed a library license agreement with Genzyme consistent with our standard license terms. We received $1.3 million from Genzyme in 2004 and recorded license revenues of $225,000 and $275,000, for the years ended December 31, 2005 and 2004, respectively, in connection with the technology access fees on this agreement. Of the $1.3 million received under this agreement, approximately $750,000 has not been recognized as revenue and is included in deferred revenue on the consolidated balance sheet. This amount will be recognized ratably over the next 40 months. As of December 31, 2005 and 2004, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

Tax Loss Carryforwards

As of December 31, 2005, we had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $142.6 million and $17.9 million, respectively, which may be available to offset future federal income tax liabilities and which begin to expire in 2006. We have recorded a deferred tax asset of approximately $2.2 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $2.2 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $79.9 million has been established at December 31, 2005.

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board, known as FASB, issued a revision to SFAS No. 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R would be applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. The Company plans to adopt SFAS 123R on a modified prospective basis. The adoption of SFAS 123R will have a material impact on the Company’s results of operations but not its operating cash flows. Future results will be affected by the number and value of additional equity awards as well as the value of existing unvested equity awards.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Important Factors That May Affect Future Operations and Results

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements appear principally in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements may appear in other sections of this report as well. Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like “believe,” “anticipate,” “plan,” “expect,” “intend,” “project,” “future,” “may,” “will,” “could,” “would” and similar expressions.

These risks and uncertainties are discussed in more detail in Item 1A—“Risk Factors” of this Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash and cash equivalents, and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of December 31, 2005, we had cash and cash equivalents, and short-term investments of $50.7 million, consisting of cash and short-term investments. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of December 31, 2005, we had $11.6 million outstanding under long-term obligations. Interest rates on $4.6 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. The interest rate on the remaining $7 million under the Genzyme promissory note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations. A 2% increase in the prime rate would result in an additional $140,000 in annual interest expense.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dyax Corp.:

We have completed integrated audits of Dyax Corp.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 3, 2006

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,640	$6,978
Short-term investments	42,024	50,163
Accounts receivable, net of allowances for doubtful accounts of $105 and $75 at December 31, 2005 and 2004 respectively	1,677	3,089
Prepaid research and development	2,159	1,955
Due from joint venture (Dyax-Genzyme LLC)	2,457	255
Other current assets	1,675	1,120
Total current assets	58,632	63,560
Fixed assets, net	10,160	11,867
Intangibles, net	1,935	2,437
Restricted cash	4,408	4,642
Investment in joint venture (Dyax-Genzyme LLC)	782	254
Total assets	$75,917	$82,760
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,986	$9,611
Current portion of deferred revenue	5,450	5,280
Due to joint venture (Dyax-Genzyme LLC)	2,670	—
Current portion of long-term obligations	1,770	1,837
Total current liabilities	16,876	16,728
Deferred revenue	5,425	4,485
Obligation to related party	7,000	7,000
Long-term obligations	2,819	3,645
Deferred rent	1,847	1,914
Other long-term liabilities	1,012	1,157
Total liabilities	34,979	34,929
Commitments and Contingencies (Notes 8, 9, 10, 12 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at December 31, 2005 and 2004; 0 shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at December 31, 2005 and 2004; 38,028,363 and 31,547,627 shares issued and outstanding at December 31, 2005 and 2004, respectively	380	315
Additional paid-in capital	222,437	198,446
Accumulated deficit	(182,300)	(151,356)
Deferred compensation	—	—
Accumulated other comprehensive income	421	426
Total stockholders’ equity	40,938	47,831
Total liabilities and stockholders’ equity	$75,917	$82,760

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)
Product development and license fee revenues	$19,859	$16,590	$16,853
Research and development:
Research and development	47,376	39,432	29,990
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(20,688)	(10,408)	(5,203)
Net research and development	26,688	29,024	24,787
Equity loss in joint venture (Dyax-Genzyme LLC)	11,952	5,988	2,243
General and administrative	12,784	14,451	13,205
Total operating expenses	51,424	49,463	40,235
Loss from operations	(31,565)	(32,873)	(23,382)
Other income (expense):
Interest income	1,671	786	208
Interest expense	(1,050)	(1,027)	(1,320)
Total other income (expense), net	621	(241)	(1,112)
Loss from continuing operations	(30,944)	(33,114)	(24,494)
Gain on sale of Biotage, net of tax	—	—	18,959
Loss from discontinued operations of Biotage, net of tax	—	—	(1,880)
Net loss	(30,944)	(33,114)	(7,415)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(50)	(27)	36
Unrealized loss on short-term investments	45	(87)	—
Comprehensive loss	$(30,949)	$(33,228)	$(7,379)
Basic and diluted loss per share:
Loss from continuing operations	$(0.87)	$(1.06)	$(1.04)
Gain on sale of Biotage	—	—	0.81
Loss from discontinued operations of Biotage	—	—	(0.08)
Net loss	$(0.87)	$(1.06)	$(0.31)
Shares used in computing basic and diluted net loss per share	35,455,782	31,207,218	23,546,524

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2005, 2004 and 2003
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Value	Capital	Deficit	Compensation	Income (Loss)	Total
Balance at December 31, 2002	19,705,040	$197	$141,637	$(110,827)	$(668)	$504	$30,843
Exercise of stock options	351,703	4	786	—	—	—	790
Issuance of common stock for employee stock purchase plan	109,389	1	162	—	—	—	163
Sale of common stock, net of expenses of $521	4,721,625	47	8,214	—	—	—	8,261
Deferred compensation	—	—	(66)	—	621	—	555
Compensation expense associated with stock options	—	—	712	—	—	—	712
Foreign currency translation	—	—	—		—	36	36
Net Loss	—	—	—	(7,415)	—	—	(7,415)
Balance at December 31, 2003	24,887,757	249	151,445	(118,242)	(47)	540	33,945
Exercise of stock options	632,414	6	1,924				1,930
Issuance of common stock for employee stock purchase plan	27,456	—	124	—	—	—	124
Sale of common stock, net of expenses of $215	6,000,000	60	44,689	—	—	—	44,749
Deferred compensation	—	—		—	47	—	47
Compensation expense associated with stock options	—	—	264	—	—	—	264
Unrealized loss on short-term investments	—	—	—	—	—	(87)	(87)
Foreign currency translation	—	—	—	—	—	(27)	(27)
Net Loss	—	—	—	(33,114)	—		(33,114)
Balance at December 31, 2004	31,547,627	315	198,446	(151,356)	—	426	47,831
Exercise of stock options	118,947	2	264	—	—	—	266
Issuance of common stock for employee stock purchase plan	46,789		222	—	—	—	222
Sale of common stock, net of expenses of $200	6,315,000	63	23,481	—	—	—	23,544
Compensation expense associated with stock options	—	—	24	—	—	—	24
Unrealized loss on short-term investments	—	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	—	(50)	(50)
Net Loss	—			(30,944)	—	—	(30,944)
Balance at December 31, 2005	38,028,363	$380	$222,437	$(182,300)	$—	$421	$40,938

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003 (revised)
	(In thousands)
Cash flows from operating activities:
Net loss	$(30,944)	$(33,114)	$(7,415)
Gain on sale of Biotage, net of tax	—	—	(18,959)
Loss for discontinued operations, net of tax	—	—	1,880
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(733)	754	—
Depreciation and amortization of fixed assets	3,077	3,476	3,277
Amortization of intangibles	502	500	500
Amortization of deferred rent	(235)	(235)	(235)
Loss on disposal of fixed assets	19	24	24
Compensation expenses associated with stock options	24	311	1,267
Equity loss in joint venture (Dyax-Genzyme LLC)	11,952	5,988	2,243
Provision for doubtful accounts	30	—	—
Changes in operating assets and liabilities, net of divestiture
Accounts receivable	1,382	1,594	(1,611)
Due from joint venture (Dyax-Genzyme LLC)	(2,202)	(255)	—
Prepaid research and development, and other assets	(781)	296	(1,342)
Accounts payable and accrued expenses	(2,356)	(3,014)	4,567
Due to joint venture (Dyax-Genzyme LLC)	950	—	—
Deferred revenue	1,110	2,092	506
Other long-term liabilities	(88)	323	378
Net cash used in operating activities	(18,293)	(21,260)	(14,920)
Cash flows from investing activities:
Purchase of short-term investments	(106,867)	(51,004)	—
Proceeds from maturity of short term investments	115,784	—	—
Purchase of fixed assets	(1,440)	(2,305)	(444)
Sale of fixed assets	22	—	—
Cash received for sale of Biotage	—	5,000	25,427
Restricted cash	199	597	507
Notes receivable, employees	—	—	1,320
Licensed patent technology	—	(20)	(2,000)
Investment in joint venture (Dyax-Genzyme LLC)	(10,760)	(5,425)	(3,060)
Net cash provided by (used in) investing activities	(3,062)	(53,157)	21,750
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	488	2,054	953
Net proceeds from common stock offerings	23,544	44,749	8,261
Proceeds from long-term obligations	941	1,408	171
Repayment of long-term obligations	(1,889)	(3,304)	(3,431)
Net cash provided by financing activities	23,084	44,907	5,954
Effect of foreign currency translation on cash balances	(67)	(20)	30
Net cash used in operating activities of discontinued operations	—	—	(3,796)
Net cash provided by investing activities of discontinued operations	—	—	4,269
Net cash used in financing activities of discontinued operations	—	—	(4,978)
Net increase (decrease) in cash and cash equivalents	1,662	(29,530)	8,309
Cash and cash equivalents at beginning of the period	6,978	36,508	28,199
Cash and cash equivalents at end of the period	$8,640	$6,978	$36,508
Supplemental disclosure of cash flow information:
Interest paid	$1,077	$1,432	$1,104
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$204	$212	$306
Cash paid for licensed patent technology	$—	$20	$2,000

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Nature of Business

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  To help achieve this goal, Dyax has developed a proprietary drug discovery technology to identify antibody, small protein and peptide compounds for clinical development. Dyax also leverages this technology through collaborations and licenses designed to generate revenues through funded research, license fees, milestone payments and royalties.

On October 29, 2003, the Company completed the sale of its wholly owned subsidiary know as Biotage. The operations of Biotage for the period ended October 29, 2003 are presented as discontinued operations in the consolidated statements of operations and comprehensive loss, and the statements of cash flows.

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

Concentration of Credit Risk:   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-tem investments and trade accounts receivable. At December 31, 2005 and 2004, approximately 83% and 93% of the Company’s cash, cash equivalents and short-term-investments were invested in money market funds backed by U.S. Treasury obligations, and U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company’s customer base. Receivable

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

write offs in 2005, 2004 and 2003 were nominal. One customer accounted for approximately 24% and 52% of the Company’s accounts receivable balance at December 31, 2005 and 2004, respectively. Another customer accounted for approximately 18% and 11% of the Company’s accounts receivable balance at December 31, 2005 and 2004. One other customer accounted for approximately 22% of the Company’s accounts receivable balance at December 31, 2005 and another customer accounted for approximately 21% of the Company’s accounts receivable balance at December 31, 2004.

Cash and Cash Equivalents:   All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. Treasury funds. The Company currently invests its excess cash in U.S. Treasury funds.

Short-term Investments:   Short-term investments consist primarily of investments with original maturities greater than ninety days and less than one year when purchased. The Company considers its investment portfolio of short-term investments available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2005, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $42.0 million and had an unrealized loss of $42,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less. As of December 31, 2004 the company’s short-term investments consisted of U.S. Treasury notes and bills, and obligations of U.S. government agencies with an amortized cost of $50.3 million, estimated fair value of $50.2 million and had an unrealized loss of $87,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

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

Intangibles:   Intangibles are recorded at cost and amortized over the estimated useful lives.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts recorded are non-refundable is recognized as revenue as the related expenses are incurred. Milestones that are based on designated achievements points and that are considered at risk and substantive at the inception of the collaboration are recognized as earned when the corresponding payment is considered reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of the investment required. Milestones that are not considered at risk and substantive are recognized, when achieved, in proportion to the percentage of the collaboration completed through the date of achievement. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss. The Company evaluates all collaborative agreements on a quarterly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaborative agreement.

Debiopharm S.A. accounted for approximately 31%, 36% and 25% of product development and license fee revenues in 2005, 2004 and 2003, respectively. Bracco Imaging S.p.A accounted for approximately 11%, 11% and 21% of product development and license fee revenues in 2005, 2004 and 2003, respectively.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

The Company has received a grant from the Walloon region of Belgium, which is included in long-term liabilities on the consolidated balance sheet. This grant includes specific criteria regarding employment and corporate investment that need to be met through 2006. If the Company does not meet the criteria, it will be required to refund all or a portion of amounts received under this grant. As of December 31, 2004, the Company had received the entire grant amount of €825,000. This amount translates to $977,000 and $1.1 million at December 31, 2005 and 2004, respectively.

Guarantees:   In November 2002, the Financial Accounting Standards Board (FASB) issued FIN No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The following is a summary of our agreements that the Company has determined are within the scope of FIN No. 45:

The Company generally does not provide indemnification to licensees of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing agreements. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of December 31, 2005 and 2004.

Investment in Joint Venture (Dyax–Genzyme LLC):   In September 2003, Genzyme and Dyax formed a joint venture, Dyax–Genzyme LLC (the LLC), formerly known as Kallikrein LLC, to manage the DX-88 program for HAE. Dyax and Genzyme hold a 50.01% and 49.99% interest in the LLC, respectively. All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by the LLC. The Company presents this reimbursement as a reduction in research and development expenses because it includes funding that the Company provided to the LLC. The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Genzyme and Dyax fund the operations of the LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in the LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected losses of the LLC are slightly less than Genzyme’s and therefore is not the primary beneficiary of the LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated the LLC. The Company has accounted for its interest in the LLC using the equity method of accounting. Dyax’s 50.01% share of the joint venture’s loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC).

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

Translation of Foreign Currencies:   Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the year ending December 31, 2005 and 2004 losses from transactions in foreign currencies were $50,000 and $27,000 and for the year ending December 31, 2003 gains from transactions in foreign currencies were $36,000, which are included in the consolidated statements of operations and comprehensive loss.

Stock Options:   At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 11. The Company uses the intrinsic value method prescribed under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Stock-based employee compensation cost is reflected as an operating expense, as the difference between the exercise price and the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based employee compensation. The fair value of each stock option granted is estimated under the Black-Scholes option pricing model on the grant date.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net loss as reported	$(30,944)	$(33,114)	$(7,415)
Stock-based employee compensation included in net loss as reported	24	312	1,267
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,563)	(10,890)	(10,178)
Pro forma net loss	$(39,483)	$(43,692)	$(16,326)
Basic and diluted net loss per share as reported	$(0.87)	$(1.06)	$(0.31)
Pro forma basic and diluted net loss per share	$(1.11)	$(1.40)	$(0.69)

The pro forma effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates granting additional awards in future years.

On December 28, 2005, the Company approved an amendment to accelerate the vesting of approximately 713,516 unvested, “out-of-the-money,” stock options granted to current employees, including executive officers, of the Company.  For this purpose, a stock option was considered “out-of-the-money” if the option exercise price was greater than $6.00 per share. The closing price of Dyax’s common

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

stock on December 27, 2005, the day before the date the Company approved the acceleration of vesting of “out-of-the-money” options, was $4.92. The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon effectiveness of the application of SFAS No. 123(R), which Dyax will adopt effective as of January 1, 2006. The unaudited, pre-tax charge, estimated by Dyax to be avoided as a result of the acceleration is approximately $7.2 million over the course of the original vesting periods, which on average is approximately 2.5 years from the effective date of the acceleration. The avoided estimated, unaudited, pre-tax charge is $2.4 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $100,000 in 2009. The Company also believes that because the options that have been accelerated have exercise prices in excess of the current market value of Dyax’s common stock, the options have more limited perceived value to employees and are not fully achieving their original objective of incentive compensation and employee retention.

Net Loss Per Share:   The Company accounts for and discloses earnings per share (EPS) under SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options, which are potentially dilutive, totaling 4,949,927; 3,845,785 and 3,711,114, were outstanding at December 31, 2005, 2004 and 2003, respectively.

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

Recent Pronouncements:   In December 2004, the FASB issued a revision to SFAS No. 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R would be applicable for awards that are granted, modified, become vested, or settled in cash in annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

expected that the adoption of SFAS 123R will cause the Company to record, as expense, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R. The adoption of SFAS 123R will have a material impact on the Company’s results of operations but not its operating cash flows. Company plans to adopt SFAS 123R on a modified prospective basis. Future results will be impacted by the number and value of additional equity awards as well as the value of existing unvested equity awards.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company has revised our 2003 statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. The Company has previously reported these amounts on a combined basis. This revision had no impact to the previously reported total amounts for operating, investing and financing activities for continuing operations in 2003.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Discontinued Operations of Biotage (Continued)

Other Intangibles:   Biotage capitalized software development costs for software products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Capitalized software costs are amortized to cost of sales over the estimated useful lives of the related software products, which was 5 years.

Revenue Recognition:   Biotage has utilized the guidance of Staff Accounting Bulletin 104, Revenue Recognition, for all periods presented in these financial statements. Product revenue was derived from sales of chromatography separations systems and cartridges. Revenue was generally recognized on product sales arrangements based on product shipment if no installation obligations exist. For product sale arrangements that required installation services that are not considered essential to the functionality of the product, revenue was recognized upon shipment and a portion of revenue equal to the fair value of the installation service is deferred and recognized upon the completion of the installation. For product sale arrangements that required significant installation services and contain customer acceptance criteria, all revenue was recognized upon the completion of the installation and satisfaction of the customer acceptance criteria.

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

Advertising:   Advertising costs were expensed as incurred and were included in selling, general and administrative in the results of discontinued operations. Advertising costs for the period ended October 29, 2003 were $396,000.

The following table presents operating results for the discontinued operations of Biotage for the period ended October 29, 2003:

Period Ended October 29, 2003
(In thousands)
Separations product revenues	$16,527
Costs and expenses:
Cost of products sold	7,468
Research and development	2,251
Selling, general and administrative	8,701
Total costs and expenses	18,420
Loss from operations	(1,893)
Other income (expense), net	13
Loss from discontinued operations	$(1,880)

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3.   Discontinued Operations of Biotage (Continued)

The following table reconciles the purchase price to the gain on sale of Biotage as presented in the consolidated statements of operations and comprehensive loss:

(In thousands)
Unadjusted purchase price	$35,000
Less debt assumed by the buyer	(4,573)
Professional fees	(1,821)
Stock based compensation and bonuses	(1,162)
Net assets disposed on October 29, 2003	(8,485)
Gain on sale of Biotage, net of tax	$18,959

4.   Fixed Assets

Fixed assets consist of the following:

	December 31,
	2005	2004
	(In thousands)
Laboratory equipment	9,497	$9,011
Furniture and office equipment	1,235	1,334
Software and computers	3,167	2,821
Leasehold improvements	10,380	10,108
Total	24,279	23,274
Less: accumulated depreciation and amortization	(14,119)	(11,407)
	$10,160	$11,867

There was $8.9 million and $8.6 million of assets under capital leases, which includes laboratory and office equipment, with related accumulated amortization of $6.2 million and $5.2 million, at December 31, 2005 and 2004, respectively. Amortization of assets under capital leases is included in depreciation and amortization of fixed assets on the consolidated statements of cash flow.

5.   Notes Receivable, Employees

In June 1999, the Company provided a loan to an officer of the Company in the amount of $100,000. Prior to 2003, the Company forgave $20,000 of principal and all accrued interest on June 14 annually. During March 2003, the Company received payment of the remaining $40,000 outstanding principal on this loan.

In October 1998, the Company provided a mortgage loan and pledge agreement in the amount of $1.3 million to its Chief Executive Officer, who is also Chairman of the Company’s Board of Directors, to purchase a residence within commuting distance of the Company’s headquarters. Payments in the amount of $8,220 were due monthly to the Company. During June 2003, the Company’s Chief Executive Officer paid the Company the remaining balance on his mortgage loan agreement, totaling $1.2 million.

During 2003, the Company received $51,000 in cash on additional notes to employees that were outstanding at December 31, 2002.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Intangible Assets

On October 16, 2002, the Company entered into a cross-licensing agreement with XOMA Ireland Limited under which the Company received a license to use XOMA’s patents and bacterial expression technology to discover antibody products using phage display. The Company also received a license from XOMA to produce antibodies under the XOMA patents. In exchange for the rights to XOMA’s technology, the Company agreed to pay a technology license fee of $3.5 million due over six installments through December 15, 2003, and to pay a 0.5% royalty on net sales of any antibody product commercialized by the Company or any development partner. This fee was capitalized and is being amortized ratably over 7 years, management’s estimate of the period that the capitalized license will generate revenues. The Company also granted XOMA a license to its phage display patents and agreed to provide XOMA one of the Company’s antibody phage display libraries. The technology license fee due to XOMA was fully paid in 2003. At of December 31, 2005 and 2004, the gross carrying amount of the intangible assets, consisting of the licensed patent technology, was $3.5 million and the related accumulated amortization was $1.6 million and $1.1 million, respectively.

Estimated four year future amortization expense for other intangible assets as of December 31, 2005 are as follows:

(In thousands)
2006	$502
2007	502
2008	502
2009	419

7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(In thousands)
Accounts payable	$698	$2,599
Accrued employee compensation and related taxes	2,509	2,220
Accrued external research and development and contract manufacturing	1,597	1,682
Other accrued liabilities	1,473	2,285
Accrued legal	709	825
	$6,986	$9,611

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   Long-term Obligations

Long-term obligations consist of the following:

	December 31,
	2005	2004
	(In thousands)
Obligations under capital lease arrangements	$2,797	$3,490
Obligation under leasehold improvement arrangements	1,792	1,992
Total long-term obligations	4,589	5,482
Less: current portion	(1,770)	(1,837)
Long-term obligations	$2,819	$3,645

Obligations under capital lease arrangement:

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets. During the years ended December 31, 2005, 2004 and 2003, Dyax S.A. sold to and leased back from the lender a total of $25,000, $431,000 and $176,000, respectively, of laboratory and office equipment. No gain or loss was recorded as part of these transactions. Interest pursuant to this capital lease ranges between 4.38% and 11.18%. Principal and interest are payable quarterly over 60 months. Dyax S.A. was required to provide cash collateral totaling $108,000 and $342,000 at December 31, 2005 and 2004, which is included in restricted cash on the Company’s consolidated balance sheets. As of December 31, 2005 and 2004, there was $621,000 and $1.3 million (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

During 2005, Dyax S.A. signed a capital lease for the purchase of qualified fixed assets. During the year ended December 31, 2005 Dyax S.A. sold to and leased back from the lender a total of $31,000 of laboratory and office equipment. No gain or loss was recorded as part of this transaction. Interest pursuant to this capital lease is 7.17%. Principle and interest are payable quarterly over 36 months. As of December 31, 2005 there was $24,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements. Interest pursuant to this agreement ranges between 7.95% and 10.33%. Principal and interest are payable ratably over 24 months to 42 months. Capital lease obligations are collateralized by the assets under lease. During the years ended December 31, 2005, 2004 and 2003, the Company sold to and leased back from the lender $1.1 million, $1.1 million and $306,000, respectively, of leasehold improvements, laboratory, production and office equipment. During August 2003, the Company refinanced $1.3 million of the outstanding capital leases under the agreement. No gain or loss was recorded as part of these transactions. As of December 31, 2005 and 2004, there was $2.2 million and $2.1 million (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations on the Company’s consolidated balance sheets. During 2004, the Company paid off its debt relating to leasehold improvements and as of December 31, 2005 and 2004 there was $0 (included in obligations under promissory notes) outstanding related to the leasehold improvements debt agreement.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.   Long-term Obligations (Continued)

During 1997, the Company signed a capital lease agreement for the purchase of qualified fixed assets from a lender for a total of $2.9 million of laboratory and office equipment. Interest pursuant to this agreement ranges between 10.42% and 14.02%. Principal and interest are payable monthly over 60 months. The capital lease obligations are collateralized by the assets under the lease. As of December 31, 2005 and 2004, there was $0 and $26,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

The Company also has a capital lease for equipment in Belgium. In 2000, the Company sold to the lessor and leased back $287,000 of laboratory equipment under this facility. No gain or loss was recorded as part of this transaction. Interest pursuant to this agreement is at 5.60%. Principal and interest is payable monthly over 60 months. As of December 31, 2005 and 2004, there was $0 and $27,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

Obligation under leasehold improvement arrangements:

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012. As of December 31, 2005, and 2004, there was $1.8 million and $2.0 million outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

Minimum future payments under the Company’s long-term obligations as of December 31, 2005 are as follows:

(In thousands)
2006	$2,139
2007	1,360
2008	774
2009	423
2010	413
Thereafter	481
Total future minimum payments	5,590
Less: amount representing interest	1,001
Present value of future minimum payments	4,589
Less: current portion	1,770
Long-term obligations	$2,819

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

companies under subleases, the first, approximately 11,000 square feet, is due to expire on June 30, 2006, while the other is due to expire on October 31, 2006. The lease commenced in the first quarter of 2002 and has an initial term of ten years, expiring February 2012. As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002. The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term. Also, as part of the lease agreement, the Company was required to provide a cash-collateralized letter of credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. The cash collateral is included in restricted cash on the Company’s consolidated balance sheets. Under the terms of the lease agreement, the Company is obligated to lease an additional 24,122 square feet of space on November 1, 2007 and has the option to extend the entire lease for two additional five-year terms.

Minimum future lease payments under the Company’s non-cancelable operating leases as of December 31, 2005 are as follows:

(In thousands)
2006	$4,010
2007	5,371
2008	5,421
2009	5,409
2010	5,388
Thereafter	6,061

In addition, the Company subleases a portion of its Cambridge facility, for which minimum future receipts under the non-cancelable subleasing agreement as of December 31, 2005 are $406,000 which will all be received in 2006.

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $3.8 million, $3.6 million and $2.9 million, respectively. Rent expense for December 31, 2005, 2004 and 2003 was net of sublease payments of $806,000, $1.2 million and $1.6 million respectively.

10.   Litigation

As of December 31, 2005, the Company was not engaged in any active court proceedings. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves. As of December 31, 2005, there were no reserves for litigation settlements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity

Preferred Stock:   As of December 31, 2005 and 2004, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 undesignated and 50,000 shares of previously undesignated preferred stock designated as Series A Junior Participating Preferred Stock.

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

In May 2005, the Company sold 6,315,000 shares of common stock at a price of $4.00 per share in a registered direct offering, which resulted in aggregate proceeds of approximately $23.5 million, net of expenses of approximately $200,000.

Stock Options:   The Company’s 1995 Equity Incentive Plan (the “Plan”) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from date of grant. At December 31, 2005, there were 7,455,991 shares of common stock reserved for issuance under the Plan of which 2,506,064 shares remained available for future grant. Since the Plan’s inception, 2,744,577 shares have been issued under the Plan.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity (Continued)

Stock option activity for the 1995 Equity Incentive Plan is summarized as follows:

	Option Shares	Weighted-Avg. Exercise Price
Outstanding at December 31, 2002	4,306,313	$6.94
Granted at fair market value	1,020,135	3.39
Exercised	(351,703)	2.25
Canceled	(1,263,631)	7.18
Outstanding at December 31, 2003	3,711,114	$6.33
Granted at fair market value	1,252,753	10.99
Exercised	(632,414)	3.05
Canceled	(485,668)	12.33
Outstanding at December 31, 2004	3,845,785	$7.58
Granted at fair market value	2,351,750	4.60
Exercised	(118,947)	2.24
Canceled	1,128,161	5.85
Outstanding at December 31, 2005	4,949,927	$6.69

Summarized information about stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life-Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.30 to $1.36	352,161	6.51	1.33	271,801	1.33
$1.49 to $1.99	260,250	5.47	1.78	207,990	1.77
$2.00	412,217	3.36	2.00	412,217	2.00
$2.25 to $3.80	379,442	6.91	3.39	238,594	3.43
$3.90 to $4.41	220,168	8.73	4.27	51,359	4.12
$4.43 to $4.52	1,055,205	9.50	4.52	134,777	4.52
$4.59 to $9.62	686,737	8.29	6.48	447,791	7.37
$9.70 to $10.97	341,417	6.10	10.39	341,417	10.39
$11.41	800,696	8.28	11.41	757,683	11.41
$11.50 to $48.69	441,634	5.51	16.37	441,634	16.37
	4,949,927	7.37	6.69	3,305,263	7.84

The weighted average fair value of options granted under the Plan during 2005, 2004 and 2003, as determined under the Black-Scholes option pricing model was $3.48, $10.91 and $3.36, respectively. Total options exercisable at December 31, 2005, 2004 and 2003 were 3,305,263; 2,022,701 and 2,179,588 respectively.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Stockholders’ Equity (Continued)

The fair value of each stock option granted is estimated on the grant date using the minimum value method with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected option term	6.0	6.0	6.0
Risk-free interest rate	4.10%	3.79%	3.35%
Expected dividend yield	None	None	None
Volatility factor	89%	217%	208%

In 2005, 2004, and 2003, the Company did not record any additional deferred compensation related to stock option grants to employees.

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

Employee Stock Purchase Plan:   The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of common stock at a discount from fair market value. As of December 31, 2005, there were 162,451 shares of common stock reserved for issuance under the amended Purchase Plan. Rights to purchase common stock under the Purchase Plan are granted at the discretion of the Compensation Committee, which determines the frequency and duration of individual offerings under the Purchase Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering before the stock is purchased. The purchase price per share of common stock in an offering is 85% of the lesser of its fair market value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. For the years ended December 31, 2005, 2004 and 2003, 46,789; 27,456 and 109,389 shares, respectively, had been issued under the Purchase Plan.

12.   Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the “Retirement Plan”), qualified under section 401(k) of the Internal Revenue Code, covering substantially all of the Company’s U.S. employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. In 2001, the Company began matching 50% of employee contributions up to 6% of eligible pay. Employees are 100% vested in company matching

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   Employee Savings and Retirement Plans (Continued)

contributions immediately. For the years ended December 31, 2005, 2004 and 2003, the Company’s contributions amounted to $276,000, $232,000 and $339,000, respectively.

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

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2005	2004	2003
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.67%	6.71%	5.44%
Research and development tax credits	15.04%	13.49%	13.18%
Other	0.18%	(2.20)%	(5.04)%
True up for reduction in NOL and Research Credit carryforwards	9.87%	(4.74)%	(71.15)%
Valuation allowance	(64.76)%	(47.27)%	23.57%
Effective income tax rate	—%	—%	—%

The principal components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004, respectively are as follows:

	2005	2004
	(in Thousands)
Deferred Tax Asset:
Allowance for doubtful accounts	$42	$30
Depreciation and amortization	1,533	1,215
Accrued expenses	140	121
Other	25	37
Deferred revenue	4,048	2,808
Research credit carryforwards	19,731	12,282
Net operating loss carryforwards	54,375	43,327
Total gross deferred tax asset	79,894	59,820
Valuation allowance	(79,894)	(59,820)
Net deferred tax asset	$—	$—

As of December 31, 2005, the Company had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $142.6 million and $17.9 million, respectively, which may be available to offset future federal income tax liabilities which begin to expire in 2006. The Company has recorded a deferred tax asset of approximately $2.2 million and $2.3 million at December 31, 2005 and 2004, respectively, reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13.   Income Taxes (Continued)

stock options will be realized. The benefit from the December 31, 2005 $2.2 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $79.9 million and $59.8 million has been established at December 31, 2005 and 2004, respectively.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of NOL carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

The cumulative unremitted earnings of foreign subsidiaries are immaterial for all years presented.

14.   Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme have formed a joint venture, known as Dyax–Genzyme LLC (formerly known as Kallikrein LLC), through which they jointly own the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result. In addition, the Company is entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The first such milestone payment of $3.0 million for dosing the first patient in the pivotal clinical trial of DX-88 for HAE was received in December 2005. The Company recognized the $3.0 million milestone as revenue in the fourth quarter of 2005 given that the milestone was considered to be at risk and substantive. In addition, the Company will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

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

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (7.25% at December 31, 2005) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2007. During the quarter ended June 30, 2005, the Company exercised its right to extend the maturity date of the note from May 31, 2005 to May 31, 2007. At December 31, 2005 and 2004, there was $7.0 million outstanding under the loan.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions (Continued)

At December 31, 2005 and 2004, the Company owed $54,000 and $82,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme are each required to fund 50% of the monthly expenses of Dyax–Genzyme LLC. If either the Company or Genzyme fails to make all or two or more of the monthly funding obligations, and the other party does not exercise its right to terminate the Collaboration Agreement or compel performance of the funding obligation, the defaulting party’s percentage interest in the Joint Venture and future funding responsibility will be adjusted proportionately. The Company has accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31, 2005 and 2004, the Company’s investment in the joint venture was $782,000 and $254,000, respectively, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.   Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions (Continued)

As of December 31, 2005 and 2004, the Company had approximately $782,000 and $254,000, respectively, in its investment account that represents the Company’s portion of the contributions to Dyax–Genzyme LLC offset by the Company’s portion of the LLC’s losses. Summary financial information for Dyax–Genzyme LLC was as follows:

	Years Ended December 31,
	2005	2004
	(In thousands)
Research and development	$23,111	$11,779
Selling and marketing	624	225
General and administrative	167	—
Interest income	(2)	(8)
Net loss	$23,900	$11,996
Current assets	$3,442	$54
Non-current assets	615	708
Current liabilities	(2,493)	(255)
Non-current liabilities	—	—
Net assets	$1,564	$507
Amount due to Dyax from Dyax–Genzyme LLC (included in current liabilities above)	$1,508	$255
Amount due from Dyax to Dyax–Genzyme LLC (included in current assets above)	$1,721	$—

The Company’s Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former officer.

At December 31, 2005 and 2004, Genzyme owned approximately 1.5% and 1.8%, respectively of the Company’s common stock outstanding.

During 1996, the Company signed two patent license agreements with Genzyme consistent with our standard license terms. The Company recorded license revenues of $50,000, for each year ended December 31, 2005, 2004 and 2003, in connection with the maintenance fees on these two agreements. As of December 31, 2005 and 2004, there were no outstanding accounts receivable due from Genzyme related to the patent license agreement.

During 2004, the Company signed a library license agreement with Genzyme consistent with its standard license terms. The Company received $1.3 million from Genzyme and recorded license revenues of $225,000 and $275,000, for the years ended December 31, 2005 and 2004 respectively, in connection with the technology access fees on this agreement. As of December 31, 2005 and 2004, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   Business Segments

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. On October 29, 2003, the Company sold its separations products business known as Biotage, which was previously disclosed as the Separations segment. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations. As of December 31, 2005, 2004 and 2003, the Company had approximately $1.2 million, $2.0 million and $1.9 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the years ended December 31, 2005, 2004 and 2003, the Company did not have any external revenues outside the United States.

16.   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Loss on Short-term Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2002	$—	$504	$504
Change for 2003	—	36	36
Balance at December 31, 2003	—	540	540
Change for 2004	(87)	(27)	(114)
Balance at December 31, 2004	(87)	513	426
Change for 2005	45	(50)	(5)
Balance at December 31, 2005	$(42)	$463	$421

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17.   License Agreements (Continued)

See also Note 14, Investment in Joint Venture (Dyax–Genzyme LLC) and Other Related Party Transactions.

18.   Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$3,707	$6,693	$2,157	$7,302
Loss from continuing operations	$(8,458)	$(8,067)	$(9,212)	$(5,828)
Net loss	$(8,447)	$(7,925)	$(8,963)	$(5,609)
Basic and diluted net loss per share:
Net loss	$(0.27)	$(0.23)	$(0.24)	$(0.15)

Year ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$5,697	$4,074	$3,260	$3,559
Loss from continuing operations	$(7,282)	$(8,146)	$(7,930)	$(9,515)
Net income (loss)	$(7,435)	$(8,176)	$(7,963)	$(9,540)
Basic and diluted net income (loss) per share:
Net income (loss)	$(0.24)	$(0.26)	$(0.25)	$(0.31)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers and Key Employees” and “Election of Directors—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”).

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

ITEM 11.         EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2006 Proxy Statement: “Election of Directors—Director Compensation,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Share Ownership” in the 2006 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,949,927	$6.69	2,715,304
Equity compensation plans not approved by security holders:	—	—	—
Totals:	4,949,927 (2)	$6.69	2,715,304 (3)

(1)          Consists of the Amended and Restated 1995 Equity Incentive Plan and the 1998 Employee Stock Purchase Plan.

(2)          Does not include purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is June 30, 2006.

(3)          Includes 209,240 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 50,000 are issuable in connection with the current offering period which ends on June 30, 2006. The remaining shares consist of 2,506,064 under the 1995 Amended and Restated Equity Incentive Plan.

No incentive stock options may be granted under the plan more than ten years after the plan’s July 13, 1995 effective date. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Election of Directors—Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Board and Committee Matters” and “Information Concerning Our Auditors” in the 2006 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) 1.   FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.   FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 2005, 2004 and 2003

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
2005	$75	$30	$—	$105
2004	$75	$—	$—	$75
2003	$75	$25	$25	$75

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2005	$59,820	$20,783	$709	$79,894
2004	$43,419	$18,257	$1,856	$59,820
2003	$45,066	$975	$2,622	$43,419

3.   EXHIBITS

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)   EXHIBITS

Exhibit No.	Description
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

3.2

Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) and incorporated herein by reference.

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

10.1

Amended and Restated 1995 Equity Incentive Plan, as amended through May 19, 2005. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2005 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.
10.3*

Form of Change of Control Agreement between the Company and Clive R. Wood, Ph.D. and Ivana Magovcevic-Liebisch, Ph.D., J.D. Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

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

10.17

License Agreement between XOMA Ireland Limited and the Company dated October 16, 2002. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2002 (File No. 000-24537) and incorporated herein by reference.

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

10.23

Second Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of January 3, 2005. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2004 and incorporated herein by reference.

10.24*

Employment Letter Agreement dated June 27, 2003 between Clive R. Wood, Ph.D. and the Company. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.25	Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2005 and incorporated herein by reference.
10.26

Summary of Current Compensation for Named Executive Officers. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2005 and incorporated herein by reference.

10.27*

Employment Letter Agreement between Dyax Corp. and Thomas R. Beck, M.D., effective as of June 1, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 6, 2005 (File No. 000-24537) and incorporated herein by reference.

10.28

Amendment No. 2 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, executed by Dyax on September 29, 2005. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2005 and incorporated herein by reference.

10.29*	Executive Compensation Summary. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 14, 2005 and incorporated herein by reference.
14.1

Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-24537) and incorporated herein by reference.

21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.
99.1	Dyax–Genzyme LLC Financial Statements. Filed herewith.

*                    Indicates a contract with management.

†                    This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this third day of March, 2006.

DYAX CORP.
By:	/s/ Henry E. Blair
Henry E. Blair
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry E. Blair	Chief Executive Officer, and
Henry E. Blair	Chairman of the Board of Directors	March 3, 2006
(Principal Executive Officer)
/s/ Stephen S. Galliker	Executive Vice President, Finance and
Stephen S. Galliker	Administration and Chief Financial Officer	March 3, 2006
(Principal Financial Officer)
/s/ Constantine E. Anagnostopoulos
Constantine E. Anagnostopoulos	Director	March 3, 2006
/s/ Susan B. Bayh
Susan B. Bayh	Director	March 3, 2006
/s/ James W. Fordyce
James W. Fordyce	Director	March 3, 2006
/s/ Thomas L. Kempner
Thomas L. Kempner	Director	March 3, 2006
/s/ Henry R. Lewis
Henry R. Lewis	Director	March 3, 2006
/s/ David J. McLachlan
David J. McLachlan	Director	March 3, 2006
/s/ Mary Ann Gray
Mary Ann Gray	Director	March 3, 2006