Form 10-Q
period 2006-03-31
DYAX CORP
filed 2006-05-05
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

YES    ☒        NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      ☐                       Accelerated filer      ☒                    Non-accelerated filer      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐        NO    ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of May 2, 2006: 43,576,658

DYAX CORP.

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,620	$8,640
Short-term investments	38,183	42,024
Accounts receivable, net of allowances for doubtful accounts of $105 at March 31, 2006 and December 31, 2005	1,073	1,677
Prepaid research and development	1,835	2,159
Due from joint venture (Dyax-Genzyme LLC)	1,674	2,457
Other current assets	797	1,675
Total current assets	79,182	58,632
Fixed assets, net	10,148	10,160
Intangibles, net	1,809	1,935
Restricted cash	4,410	4,408
Investment in joint venture (Dyax-Genzyme LLC)	761	782
Total assets	$96,310	$75,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,000	$6,986
Current portion of deferred revenue	5,286	5,450
Due to joint venture (Dyax-Genzyme LLC)	1,999	2,670
Current portion of long-term obligations	1,735	1,770
Other current liabilities	997	—
Total current liabilities	18,017	16,876
Deferred revenue	4,950	5,425
Obligation to related party	7,000	7,000
Long-term obligations	2,710	2,819
Deferred rent	1,809	1,847
Other long-term liabilities	35	1,012
Total liabilities	34,521	34,979
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at March 31, 2006 and December 31, 2005; 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at March 31, 2006 and December 31, 2005; 43,576,380 and 38,028,363 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	436	380
Additional paid-in capital	253,199	222,437
Accumulated deficit	(192,297)	(182,300)
Accumulated other comprehensive income	451	421
Total stockholders’ equity	61,789	40,938
Total liabilities and stockholders’ equity	$96,310	$75,917

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except share and per share data)
Product development and license fee revenue	$2,674	$3,707

Research and development:
Research and development expenses	10,592	10,562
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(3,907)	(4,028)
Net research and development expenses	6,685	6,534
Equity loss in joint venture (Dyax-Genzyme LLC)	2,445	2,194
General and administrative expenses	3,854	3,437
Total operating expenses	12,984	12,165
Loss from operations	(10,310)	(8,458)

Other income (expense):
Interest income	570	262
Interest expense	(257)	(251)
Total other income	313	11
Net loss	(9,997)	(8,447)

Other comprehensive loss:
Foreign currency translation adjustments	14	17
Unrealized gain on short term investments	16	68
Comprehensive loss	$(9,967)	$(8,362)

Basic and diluted net loss per share	$(0.26)	$(0.27)
Shares used in computing basic and diluted net loss per share	39,106,230	31,581,465

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,997)	$(8,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(255)	101
Depreciation and amortization of fixed assets	710	877
Amortization of intangibles	126	126
Amortization of deferred rent	(38)	(17)
Loss on disposal of fixed assets	—	12
Compensation expense associated with stock-based compensation plans	505	6
Equity loss in joint venture (Dyax-Genzyme LLC)	2,445	2,194
Provision for doubtful accounts	—	13
Changes in operating assets and liabilities:
Accounts receivable	604	(128)
Due from joint venture (Dyax-Genzyme LLC)	783	(1,371)
Prepaid research and development, and other assets	1,203	9
Accounts payable and accrued expenses	1,000	767
Due to joint venture (Dyax-Genzyme LLC)	(671)	868
Deferred revenue	(639)	544
Other long-term liabilities	15	(29)
Net cash used in operating activities	(4,209)	(4,475)

Cash flows from investing activities:
Purchase of fixed assets	(313)	(541)
Purchase of short term investments	(12,588)	(13,375)
Proceeds from maturity of short term investments	16,700	37,100
Restricted cash	—	(3)
Investment in joint venture (Dyax-Genzyme LLC)	(2,424)	(2,286)
Net cash provided by investing activities	1,375	20,895

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	175	144
Net proceeds from common stock offering	30,137	—
Repayment of long-term obligations	(518)	(479)
Net cash (used in) provided by financing activities	29,794	(335)
Effect of foreign currency translation on cash balances	20	13

Net increase in cash and cash equivalents	26,980	16,098
Cash and cash equivalents at beginning of the period	8,640	6,978

Cash and cash equivalents at end of the period	$35,620	$23,076

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$362	$—

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.             STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

In March 2006, the Company sold 5,500,000 shares of its common stock at a price of $5.65 per share in an underwritten public offering, which resulted in net proceeds to the Company of approximately $30.1 million.

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to December 31, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Amendment to FASB Statement No. 123” (SFAS 148).

On December 28, 2005, the Company approved an amendment to accelerate the vesting of approximately 714,000 unvested, “out-of-the-money” stock options granted to current employees of the Company including executive officers. Only those stock options which had an exercise price greater than $6.00 per share were accelerated under this amendment. The closing price of Dyax’s common stock on December 27, 2005, the day before the date the Company approved the acceleration of vesting of “out-of-the-money” options, was $4.92. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in its consolidated statements of operations for future periods following the adoption of  SFAS No.123 (Revised 2004) “Share-Based Payments” (SFAS 123R), which Dyax adopted effective January 1, 2006. The unaudited, pre-tax charge, estimated by Dyax to be avoided as a result of the acceleration was approximately $7.2 million over the course of the original vesting periods, which on average covered approximately 2.5 years from the effective date of the acceleration. The unaudited amount of the pre-tax charge that was avoided is estimated to be $2.4 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $100,000 in 2009.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from our current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

The following table reflects compensation expense recorded during the quarter ended March 31, 2006 in accordance with SFAS 123R (in thousands):

Three Months Ended March 31, 2006
Stock options	$465
Employee stock purchase plan	40
$505

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$286

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$219

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

For the quarters ended March 31, 2006 and 2005, 76,000 and 58,000 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.52%	4.05%
Volatility	92.04%	245.40%

	Three Months Ended March 31,
	2006	2005
Expected life (years)	6	6
Dividend yield	0%	0%

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	2.67%	2.67%
Volatility	92.04%	245.40%
Expected life	6 months	6 months
Dividend yield	0%	0%

Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the quarter ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

Three Months Ended March 31,
2005
Net loss as reported	$(8,447)
Non-cash stock-based employee compensation included in net loss as reported	6
Less: Total stock-based employee compensation expense determined using a fair value-based method for all awards	(1,834)
Pro forma net loss, SFAS 123 fair value adjusted	$(10,275)
Basic and diluted net loss per share as reported	$(0.27)
Pro forma basic and diluted net loss per share, SFAS 123 fair value adjusted	$(0.33)

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the “Plan”) is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At March 31, 2006, a total of 7,494,403 shares were reserved and available for issuance under this plan.

Stock Option Activity

     The following table summarizes stock option activity for the quarter ended March 31, 2006:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	4,949,927	$6.69
Granted at fair market value	76,000	$5.58
Exercised	(11,020)	$2.50		$63
Forfeited	(1,312)	$4.52
Expired	(3,037)	$4.17
Outstanding as of March 31, 2006	5,010,558	$6.68	7.17	$7,050

Exercisable as of March 31, 2006	3,524,875	$7.68	6.42	$4,866

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $5.80 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1,507,137.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the three months ended March 31, 2006 and 2005 was $4.32 and $6.41, per share respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and 2005 was approximately $63,000 and $130,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $28,000 and $43,000, respectively.

As of March 31, 2006 future compensation cost related to nonvested stock options is approximately $4.7 million and will be recognized over an estimated weighted average period of approximately 1.5 years.

The following table summarizes non vested stock option activity for the quarter ended March 31, 2006:

Nonvested Number of Options
Nonvested balance at December 31, 2005	1,564,002
Granted at fair market value	76,000
Vested	(153,007)
Forfeited	(1,312)
Nonvested balance at March 31, 2006	1,485,683

The total fair value of shares vested during the quarter ended March 31, 2006 was $459,000.

The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the three months ended March 31, 2006 was approximately $40,000. There were 36,997 and 16,405 shares purchased under the employee stock purchase plan during the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, a total of 125,454 shares were reserved and available for issuance under this plan.

3. SHORT TERM INVESTMENTS

The Company considers its investment portfolio of short-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of March 31, 2006, the Company’s short-term investments consist of U.S. Treasury notes and with an amortized cost and estimated fair value of $38.2 million, and had an unrealized loss of $34,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. As of December 31, 2005, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $42.0 million, and had an unrealized loss of $42,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Accounts payable	$2,361	$698
Accrued employee compensation and related taxes	1,824	2,509
Accrued external research and development and contract manufacturing	1,365	1,597
Accrued legal expenses	661	709
Other accrued liabilities	1,789	1,473
	$8,000	$6,986

5. NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options totaling 5,010,558 and 3,746,734 were outstanding at March 31, 2006 and 2005, respectively.

6. INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme have formed a joint venture, known as Dyax—Genzyme LLC (formerly known as Kallikrein LLC), through which they jointly own the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result. In addition, the Company is entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The first such milestone payment of $3.0 million for dosing the first patient in the pivotal clinical trial of DX-88 for HAE was received in December 2005. The Company recognized the $3.0 million milestone as revenue in the fourth quarter of 2005 given that the milestone was considered to be at risk and substantive. In addition, the Company will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

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

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (7.75% at March 31, 2006) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2007. At March 31, 2006 and December 31, 2005, there was $7.0 million outstanding under the note. At March 31, 2006 and December 31, 2005, the Company owed $217,000 and $54,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to the current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax-Genzyme LLC. The Company and Genzyme are each required to fund 50% of the monthly expenses of Dyax-Genzyme LLC. If either the Company or Genzyme fails to make two or more of the monthly funding obligations, and the other party does not exercise its right to terminate the Collaboration Agreement or compel performance of the funding obligation, the defaulting party’s percentage interest in the Joint Venture and future funding responsibility will be adjusted proportionately. The Company has accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax-Genzyme LLC. Dyax’s 50.01% share of Dyax-Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At March 31, 2006 and December 31, 2005, the Company’s investment in the joint venture was $761,000 and $782,000, respectively, which is recorded as an Investment in Joint Venture (Dyax-Genzyme LLC) in the consolidated balance sheets.

The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Genzyme and Dyax fund the operations of Dyax-Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in Dyax-Genzyme LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected losses of Dyax-Genzyme LLC are less than Genzyme’s and therefore the Company is not the primary beneficiary of Dyax-Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated Dyax-Genzyme LLC.

Summary financial information for Dyax-Genzyme LLC was as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Research and development expenses	$4,594	$4,328
Selling and marketing expenses	240	42
General and administrative expenses	57	17
Net loss	4,890	4,387
Equity loss in joint venture (Dyax-Genzyme LLC)	2,445	2,194

	March 31, 2006	December 31, 2005
	(In thousands)
Current assets	$3,086	$3,442
Non-current assets	590	615
Current liabilities	(2,153)	(2,493)
Non-current liabilities	—	—
Net assets	$1,523	$1,564

Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$1,674	$1,508
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$1,999	$1,721

       The Company’s Chairman and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to its Chief Executive Officer.

       At March 31, 2006 and December 31, 2005, Genzyme owned approximately 1.3% and 1.5%, respectively, of the Company’s common stock outstanding.

       During 2006, Genzyme terminated one of its patent license agreements with Dyax. The Company recorded license revenues of $6,000 for each three month periods ended March 31, 2006 and 2005, in connection with the maintenance fees on this agreement. As of March 31, 2006, there was no accounts receivable balance related to this patent license agreement.

7. BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations. As of March 31, 2006 and December 31, 2005, the Company had approximately $1.0 million and $1.2 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three months ended March 31, 2006 and 2005, the Company did not have any external revenues outside the United States.

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

Our lead product candidate, DX-88, is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. In collaboration with Genzyme Corporation, we have successfully completed two Phase II trials of DX-88 for the treatment of hereditary angioedema (HAE). In January 2006, we treated our last patient in a third Phase II trial and we commenced a pivotal Phase III trial in December 2005. Independently, we have successfully completed a Phase I/II trial of DX-88 for the prevention of blood loss during certain on-pump heart procedures, specifically coronary artery bypass graft (CABG) surgery and we are currently in partnering discussions for further development of DX-88 in this indication. Furthermore, as we continue to negotiate with potential partners, we are designing a Phase IIb study to be started in the second half of 2006 to ensure the continuing development for this indication. DX-88 has orphan drug designation in the US and EU for the treatment of angiodema, as well as Fast Track designation in the US.

In addition to our clinical stage programs, we have 11 other product candidates in our discovery and development pipeline, two of which are currently in formal development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that scientists believe is important in the process of blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer. All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although this technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. Currently, our licensees and collaborators have 13 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. We are entitled to receive milestones and royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized.

       Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE and obtaining market approval of DX-88 in the U.S. in that indication by the end of 2007. In addition, we expect to move forward on the clinical development of DX-88 as a treatment for patients undergoing CABG surgery, advancing one other product candidate into the clinic in 2007 and to advance two additional molecules into pre-clinical development in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to identify and develop new products and work to bring those products to the marketplace on a regular basis.

       We continued to incur losses in the first quarter of 2006 and expect to incur significant operating losses over at least the next several years and do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

Clinical Development Programs

DX-88 for HAE.   In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. This collaboration is managed through Dyax—Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company. In May 2004, we successfully completed a Phase II, 48 patient, dose escalating placebo-controlled study, known as EDEMA1. During the first quarter of 2006, we treated the last patient in the third Phase II trial, known as EDEMA2, and we commenced a pivotal, placebo-controlled, worldwide, multi-center Phase III trial, known as EDEMA 3, at the end of 2005. During 2005, we completed the transition of our clinical trials to the more patient-friendly subcutaneous route of administration, and we are now using this route of administration at all ongoing EDEMA3 trial sites. We also expect to seek marketing approval using this route of administration.

Contingent on the successful and timely completion of the EDEMA3 trial, and other developmental activities, we anticipate being in a position to receive U.S. regulatory approval by the end of 2007, followed by approval in the European Union. We estimate Dyax—Genzyme LLC’s total remaining costs to commercialization to be in the range of $65 million to $75 million. We will be responsible for funding one half of these costs, or approximately $33 million to $38 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$3,958	$3,912
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(3,907)	(4,028)
Net research and development expenses for DX-88 for HAE	51	(116)
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,445	2,194
Net loss on DX-88 for HAE program	$2,496	$2,078

During the three months ended March 31, 2006 (the 2006 Quarter), our research and development expenses on this program totaled $4.0 million compared with $3.9 million in the three months ended March 31, 2005 (the 2005 Quarter). While there was no material change in total research and development expenses, quarter over quarter, there were increases in pre-clinical, clinical trial and internal costs in 2006, which were offset by decreased manufacturing costs, compared to the 2005 Quarter.

       Dyax-Genyzme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase II clinical trial for HAE, which occurred in 2003. During the 2006 Quarter, Dyax-Genzyme LLC reimbursed us for $3.9 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax—Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2005 Quarter, Dyax—Genzyme LLC reimbursed us $4.0 million for our expenses relating to the program.

       Dyax-Genzyme LLC had net losses of approximately $4.9 million and $4.4 million for the 2006 and 2005 Quarters, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $2.4 million and $2.2 million for the 2006 and 2005 Quarters, respectively, and were proportional to our 50.01% financial interest in the program. Our portion of the loss is separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CABG.    Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing on-pump surgery, specifically coronary artery bypass graft surgery (CABG).

During the 2006 Quarter, research and development expenses on this program totaled $153,000 compared with $356,000 for the 2005 Quarter. The decrease in spending is attributable to our prior decision to defer further clinical trial activities with respect to CABG. As we continue to negotiate with potential partners, we are designing a Phase IIb study to be started in the second half of 2006 to ensure continuing development for this indication. The proceeds from our March 2006 underwritten public offering provided us the resources to permit continuing development for this indication.

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

Other Biopharmaceutical Discovery and Development Programs.

Through internal discovery activities and through business relationships with academic institutions, and biotechnology and pharmaceutical companies, we use our proprietary phage display technology to identify compounds with therapeutic and diagnostic potential. In addition to our clinical stage programs, we have 11 other product candidates in our discovery and development pipeline, two of which are currently in formal development. We have a total of five discovery and development programs underway in oncology. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface proteins believed to be over expressed by certain tumors. We also have five discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery and development program focused on an infectious disease target.

Licensing and Funded Research Activities.

Although our proprietary phage display technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. These licenses and collaborations allow others to gain access to our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. Currently, our licensees have 13 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. These licenses and collaborations generate revenues for us in the form of license fees and milestones and royalties, which we receive from our licensees and collaborators to the extent that product candidates advance in development and are ultimately commercialized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

       Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues decreased to $2.7 million in the 2006 Quarter from $3.7 million in the 2005 Quarter, a decrease of $1.0 million. This decrease primarily relates to a $500,000 clinical milestone payment received and recognized in the first quarter of 2005; a $368,000 decrease in revenues associated with our DX-890 product collaboration with Debiopharm and the conclusion, in late 2005, of a patent license arrangement for the use of phage display in the separations field of use. The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.

       Under our amended agreement with Debiopharm, signed in December 2005, we are no longer responsible for manufacturing DX-890 for Debiopharm. However, during 2006, we will be reimbursed for the completion of our activities and completing the transfer of technology to Debiopharm. As part of the new agreement, we received a $1.5 million payment in December 2005 for an achieved milestone. This payment is refundable to Debiopharm if we do not complete the technology transfer by June 19, 2006. Due to the potentially refundable nature of this milestone, no revenue has been recognized as of March 31,

2006, and it was included in the current portion of deferred revenue on our balance sheet at March 31, 2006. Revenue will be recognized if a successful transition is completed by June 19, 2006. This change is also reflected in a comparable decrease in research and development expenses.

       Research and Development.   Our research and development expenses for 2006 and 2005 Quarters are summarized as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$10,592	$10,562
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(3,907)	(4,028)
Net research and development expenses per consolidated statements of operations and comprehensive loss	6,685	6,534
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,445	2,194
Research and development expenses adjusted to include equity loss in joint venture	$9,130	$8,728

       Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but then are reimbursed by the Dyax—Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly fund the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE, including any incurred by Genzyme.

       Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $402,000 from the 2005 Quarter to the 2006 Quarter due to a $251,000 increase in our equity loss in joint venture and a $151,000 increase in net research and development expenses. The increase in our equity loss in joint venture was a result of increased activity in the areas of pre-clinical, clinical trial and internal costs, partially offset by decreased manufacturing costs. The $151,000 increase in net research and development expenses is a result of increased development and personnel costs primarily associated with our discovery and development programs. Additionally we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (SFAS 123R) in the 2006 Quarter and recorded stock-based compensation expense of $505,000 of which $286,000 is included in research and development expenses. These increases were offset by decreased manufacturing costs, associated with the DX-890 product collaboration with Debiopharm, and decreased license expense.

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

       General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $3.9 million for the 2006 Quarter compared to $3.4 million for the 2005 Quarter, an increase of $500,000. The increase was due to increases in personnel costs, including $219,000 of stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net loss	$(9,997)	$(8,447)
Depreciation and amortization	836	1,003
Compensation expense associated with stock-based compensation plans	505	6
Equity loss in joint venture (Dyax-Genzyme LLC)	2,445	2,194
Change in accounts receivable	604	(128)
Change in accounts payable and accrued expenses	1,000	767
Prepaid research and development, and other assets	1,203	9
Due from joint venture (Dyax-Genzyme LLC)	783	(1,371)
Due to joint venture (Dyax-Genzyme LLC)	(671)	868
Deferred revenue	(639)	544
Other changes in operating activities	(278)	80
Net cash used in operating activities	(4,209)	(4,475)
Net cash provided by investing activities	1,375	20,895
Net cash provided by (used in) financing activities	29,794	(335)
Effect of foreign currency translation on cash balances	20	13
Net increase in cash and cash equivalents	$26,980	$6,978

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through March 31, 2006, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $243 million, including net proceeds of $30.1 million from our March 2006 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenues, long-term obligations and other sources. As of March 31, 2006, we had cash and cash equivalents and short term investments aggregating $73.8 million. Our excess funds are currently invested in short term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $4.2 million in the 2006 Quarter, compared with $4.5 million in the 2005 Quarter. Our cash used in operating activities for the 2006 Quarter consisted primarily of our net loss of $10.0 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax—Genzyme LLC) of $2.4 million, depreciation and amortization of fixed assets and intangibles totaling $836,000, compensation expense associated with stock-based compensation plans totaling $505,000 and a $2.0 million change in operating assets and liabilities. Our compensation expense associated with stock-based compensation plans is due to the adoption of SFAS 123R in the 2006 Quarter. The change in operating assets and liabilities includes a reimbursement due from the joint venture (Dyax—Genzyme LLC) totaling $783,000, which is our costs incurred on the DX-88 for HAE program during the 2006 Quarter that have not been reimbursed as of March 31, 2006, an amount due to (Dyax—Genzyme LLC) totaling $671,000, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2006 Quarter, increases in accounts payable and accrued expenses of $1.0 million, and a $1.2 million decrease in prepaid research and development and other assets. Our cash used in operating activities for the 2005 Quarter consisted primarily of our net loss of $8.4 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax—Genzyme LLC) of $2.2 million, depreciation and amortization of fixed assets and intangibles totaling $1.0 million, and a $660,000 change in operating assets and liabilities. The change in operating assets and liabilities includes a reimbursement due from the joint venture totaling $1.4 million, which is our costs incurred on the DX-88 for HAE program during the 2005 Quarter that had not been reimbursed as of March 31, 2005, an amount due to (Dyax—Genzyme LLC) totaling $868,000, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2005 Quarter, increases in accounts payable and accrued expenses of $767,000 and a $544,000 increase in deferred revenue.

Our investing activities provided cash of $1.4 million in the 2006 Quarter, compared with $20.9 million in the 2005 Quarter, primarily due to the timing of the maturity of our short-term investments. While these changes are reflected in our statement of cash flows, we do not consider changes between cash and our liquid short-term investments to be material to our business or financial position. Our investing activities for the 2006 and 2005 Quarters also included contributions to Dyax-Genzyme LLC of $2.4 million and $2.3 million, respectively.

Our financing activities provided cash of $29.8 million in the 2006 Quarter, and used cash of $335,000 in the 2005 Quarter. Our financing activities for the 2006 Quarter included net proceeds of $30.1 million from our March underwritten public offering, partially offset by the repayment of long-term obligations of $518,000. The main reason for raising these funds was to allow us to proceed with a Phase IIb trial in on-pump CABG surgery as well as move forward our other clinical leads. Our financing activities for the 2005 Quarter included the repayment of long-term obligations of $479,000. This was partially offset by proceeds of $144,000 from the issuance of common stock under our employee stock purchase plan and exercise of stock options.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned Dyax $7.0 million pursuant to a senior secured promissory note and security agreement, and we granted Genzyme a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program. In addition, the security agreement, as amended, contains certain financial covenants under which we must maintain at least $20.0 million in cash, cash equivalents or short-term investments based on our quarterly consolidated financial statements and that we maintain at least one continued listing standard for the NASDAQ National Market.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2008. We expect to use approximately $40 million in cash during 2006. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended March 31, 2006, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2006. In the first quarter of 2006, there have been no changes to our critical accounting policies, except that the following policy has been added in consideration of our adoption of SFAS 123R, “Share based Payment,” effective January 1, 2006.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123R which required us to recognize the expense related to the fair value of stock-based compensation awards in the Unaudited Condensed Consolidated Statement of Operations. We elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006, we will recognize compensation expense in the Unaudited Condensed Consolidated Statement of Operations over the remaining vesting period. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of our stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Unaudited Condensed Consolidated Statement of Operations. Our stock options primarily have a graded-vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, a multiple award. The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

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

•                     income tax benefits;

•                     credit facilities; and

•                     collaborations.

Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties are discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2006, we had cash, cash equivalents and short term investments of approximately $73.8 million. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of March 31, 2006, we had $11.4 million outstanding under long-term obligations. Interest rates on $4.4 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations. A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements with parties located outside of the United States. We also have a research facility located in Europe. Transactions under certain of the agreements between us and parties located outside of the United States, as well as transactions conducted by our foreign facility, are conducted in local foreign currencies. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

Item 4 — CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 — EXHIBITS

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

10.1

Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on February 27, 2006 and incorporated herein by reference.

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
Date:May 5, 2006
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

10.1

Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on February 27, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.