Form 10-Q
period 2006-06-30
DYAX CORP
filed 2006-08-01
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

YES ☐   NO ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 27, 2006: 43,679,646.

DYAX CORP.

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

		Page
Item 1 -	Financial Statements

	Consolidated Balance Sheets (Unaudited) as of June 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 -	Controls and Procedures	23

PART II -	OTHER INFORMATION

Item 4 -	Submission of Matters to a Vote of Security Holders	24

Item 6 -	Exhibits	24

Signature		25

Exhibit Index		26

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,071	$8,640
Short-term investments	48,939	42,024
Accounts receivable, net of allowances for doubtful accounts of $105 at June 30, 2006 and December 31, 2005	994	1,677
Prepaid research and development	1,661	2,159
Due from joint venture (Dyax-Genzyme LLC)	1,653	2,457
Other current assets	1,720	1,675
Total current assets	69,038	58,632
Fixed assets, net	9,907	10,160
Intangibles, net	1,683	1,935
Restricted cash	4,377	4,408
Investment in joint venture (Dyax-Genzyme LLC)	745	782
Total assets	$85,750	$75,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,208	$6,986
Current portion of deferred revenue	3,952	5,450
Due to joint venture (Dyax-Genzyme LLC)	1,991	2,670
Current portion of long-term obligations	1,730	1,770
Obligation to related party	7,000	—
Other current liabilities	1,036	—
Total current liabilities	22,917	16,876
Deferred revenue	4,560	5,425
Obligation to related party	—	7,000
Long-term obligations	2,810	2,819
Deferred rent	1,750	1,847
Other long-term liabilities	34	1,012
Total liabilities	32,071	34,979
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at June 30, 2006 and December 31, 2005; 0 shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at June 30, 2006 and December 31, 2005; 43,608,022 and 38,028,363 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	436	380
Additional paid-in capital	253,758	222,437
Accumulated deficit	(200,955)	(182,300)
Accumulated other comprehensive income	440	421
Total stockholders’ equity	53,679	40,938
Total liabilities and stockholders’ equity	$85,750	$75,917

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
Product development and license fee revenue	$3,424	$6,693	$6,098	$10,400

Research and development:
Research and development expenses	10,503	14,064	21,095	24,626
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(4,326)	(6,054)	(8,233)	(10,082)
Net research and development expenses	6,177	8,010	12,862	14,544
Equity loss in joint venture (Dyax-Genzyme LLC)	2,751	3,357	5,196	5,551
General and administrative expenses	3,666	3,393	7,520	6,830
Total operating expenses	12,594	14,760	25,578	26,925
Loss from operations	(9,170)	(8,067)	(19,480)	(16,525)

Other income (expense):
Interest income	810	398	1,380	660
Interest expense	(298)	(256)	(555)	(507)
Total other income	512	142	825	153
Net loss	(8,658)	(7,925)	(18,655)	(16,372)

Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	4	2	21
Unrealized gain on short term investments	1	5	17	73
Comprehensive loss	$(8,669)	$(7,916)	$(18,636)	$(16,278)

Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.45)	$(0.50)
Shares used in computing basic and diluted net loss per share	43,578,939	34,167,525	41,354,940	32,881,639

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,655)	$(16,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(604)	(123)
Depreciation and amortization of fixed assets	1,454	1,684
Amortization of intangibles	252	251
Amortization of deferred rent	(97)	(34)
Loss on disposal of fixed assets	—	10
Compensation expense associated with stock-based compensation plans	1,021	12
Equity loss in joint venture (Dyax-Genzyme LLC)	5,196	5,551
Provision for doubtful accounts	—	30
Changes in operating assets and liabilities:
Accounts receivable	683	647
Due from joint venture (Dyax-Genzyme LLC)	804	(2,576)
Prepaid research and development, and other assets	461	1,864
Accounts payable and accrued expenses	177	(138)
Due to joint venture (Dyax-Genzyme LLC)	(679)	1,530
Deferred revenue	(2,363)	(709)
Other long-term liabilities	46	(74)
Net cash used in operating activities	(12,304)	(8,447)

Cash flows from investing activities:
Purchase of fixed assets	(722)	(628)
Purchase of short term investments	(43,643)	(70,000)
Proceeds from maturity of short term investments	37,350	63,543
Sale of fixed assets	—	22
Restricted cash	37	117
Investment in joint venture (Dyax-Genzyme LLC)	(5,159)	(5,630)
Net cash used in investing activities	(12,137)	(12,576)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	219	199
Net proceeds from common stock offering	30,137	23,544
Proceeds from long-term obligations	601	356
Repayment of long-term obligations	(1,101)	(946)
Net cash provided by financing activities	29,856	23,153
Effect of foreign currency translation on cash balances	16	21

Net increase in cash and cash equivalents	5,431	2,151
Cash and cash equivalents at beginning of the period	8,640	6,978

Cash and cash equivalents at end of the period	$14,071	$9,129

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$415	$83

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to December 31, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment to FASB Statement No. 123” (SFAS 148).

On December 28, 2005, the Company approved an amendment to accelerate the vesting of approximately 714,000 unvested, “out-of-the-money” stock options granted to current employees of the Company including executive officers. Only those stock options which had an exercise price greater than $6.00 per share were accelerated under this amendment. The closing price of Dyax’s common stock on December 27, 2005, the day before the date the Company approved the acceleration of vesting of out-of-the-money options, was $4.92. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in its consolidated statements of operations for future periods following the adoption of  SFAS No. 123 (Revised 2004) “Share-Based Payments” (No. 123R), which Dyax adopted effective January 1, 2006. The unaudited, pre-tax charge, estimated by Dyax to be avoided as a result of the acceleration was approximately $7.2 million over the course of the original vesting periods, which on average covered approximately 2.5 years from the effective date of the acceleration. The unaudited amount of the pre-tax charge that was avoided is estimated to be $2.4 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $100,000 in 2009.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. As a result of adopting SFAS 123R on January 1, 2006, our net loss for the three and six-month periods ended June 30, 2006, is $516,000 and $1.0 million, respectively, lower than had we continued to account for stock-based employee compensation under APB 25. Basic and diluted net loss per share for the three and six-month period ended June 30, 2006 would have been $0.19 and $0.43 had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.20 and $0.45, respectively. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.

The following table reflects compensation expense recorded during the three and six months ended June 30, 2006 in accordance with SFAS 123R (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Stock options	$476	$941
Employee stock purchase plan	40	80
	$516	$1,021

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$286	$572

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$230	$449

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

For the quarters ended June 30, 2006 and 2005, 208,500 and 1,283,450 stock options were granted, respectively, and for the six months ended June 30, 2006 and 2005, 284,500 and 1,341,300 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.91%	3.99%	4.81%	3.99%
Volatility	89.01%	239.50%	89.82%	239.50%
Expected life (in years)	6	6	6	6
Dividend yield	0%	0%	0%	0%

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	2.67%	2.67%	2.67%	2.67%
Volatility	92.04%	239.50%	92.04%	239.50%
Expected life (in months)	6	6	6	6
Dividend yield	0%	0%	0%	0%

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss as reported	$(7,925)	$(16,372)
Non-cash stock-based employee compensation included in net loss as reported	6	12
Less: Total stock-based employee compensation expense determined using a fair value-based method for all awards	(1,996)	(3,830)
Pro forma net loss, SFAS 123 fair value adjusted	$(9,915)	$(20,190)
Basic and diluted net loss per share as reported	$(0.23)	$(0.50)
Pro forma basic and diluted net loss per share, SFAS 123 fair value adjusted	$(0.29)	$(0.61)

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the “Plan”), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At June 30, 2006, a total of 7,462,761 shares were reserved and available for the issuance under this plan.

Stock Option Activity

The following table summarizes stock option activity for the six month period ended June 30, 2006:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	4,958,927	$6.70
Granted at fair market value	284,500	$3.85
Exercised	(42,622)	$1.67		$71
Forfeited	(85,025)	$4.12
Expired	(8,037)	$5.84
Outstanding as of June 30, 2006	5,107,703	$6.63	7.02	$1,187

Exercisable as of June 30, 2006	3,664,448	$7.57	6.26	$1,123

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $2.94 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 933,053.

The weighted average grant date fair value of options, as determined under SFAS No. 123R and SFAS 123, granted during the six months ended June 30, 2006 and 2005 was $2.95 and $4.63 per share, respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2006 and 2005 was approximately $164,000 and $230,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was approximately $71,000 and $98,000, respectively.

As of June 30, 2006 future compensation cost related to non-vested stock options is approximately $4.8 million and will be recognized over an estimated weighted average period of approximately 1.5 years.

The following table summarizes non-vested stock option activity for the six month period ended June 30, 2006:

Non-vested Number of Options
Non-vested balance at December 31, 2005	1,564,002
Granted at fair market value	284,500
Vested	(320,222)
Forfeited	(85,025)
Non-vested balance at June 30, 2006	1,443,255

The total fair value of shares vested during the six month period ended June 30, 2006 was $470,000.

The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the six months ended June 30, 2006 was approximately $80,000. There were 36,997 and 16,405 shares purchased under the employee stock purchase plan during the six months ended June 30, 2006 and 2005, respectively.  At June 30, 2006, a total of 125,454 shares were reserved and available for issuance under this plan.

3. SHORT TERM INVESTMENTS

The Company considers its investment portfolio of short-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of June 30, 2006, the Company’s short-term investments consist of U.S. Treasury notes and with an amortized cost of $49.0 million, an estimated fair value of $48.9 million, and had an unrealized loss of $21,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. As of December 31, 2005, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $42.0 million, and had an unrealized loss of $42,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Accounts payable	$1,892	$698
Accrued employee compensation and related taxes	2,155	2,509
Accrued external research and development and contract manufacturing	792	1,597
Accrued legal expenses	710	709
Other accrued liabilities	1,659	1,473
	$7,208	$6,986

5. NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 5,107,703 and 4,852,736 were outstanding at June 30, 2006 and 2005, respectively.

6. INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme have formed a joint venture, known as Dyax-Genzyme LLC (formerly known as Kallikrein LLC), through which they jointly own the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result. In addition, the Company is entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The first such milestone payment of $3.0 million for dosing the first patient in the pivotal clinical trial of DX-88 for HAE was received in December 2005. The Company recognized the $3.0 million milestone as revenue in the fourth quarter of 2005 given that the milestone was considered to be at risk and substantive. In addition, the Company will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

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

On October 18, 2002, the Company received the $7.0 million under this Genzyme note. The note bears interest at the prime rate (8.25% at June 30, 2006) plus 2%. Interest is payable quarterly. The principal and all unpaid interest will be due on the maturity date of May 31, 2007. At June 30, 2006 and December 31, 2005, there was $7.0 million outstanding under the note. At June 30, 2006 and December 31, 2005, the Company owed $174,000 and $54,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses due to current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax-Genzyme LLC. The Company and Genzyme are each required to fund 50% of the monthly expenses of Dyax-Genzyme LLC. If either the Company or Genzyme fails to make two or more of the monthly funding obligations, and the other party does not exercise its right to terminate the Collaboration Agreement or compel performance of the funding obligation, the defaulting party’s percentage interest in the Joint Venture and future funding responsibility will be adjusted proportionately. The Company has accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax-Genzyme LLC. Dyax’s 50.01% share of Dyax-Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At June 30, 2006 and December 31, 2005, the Company’s investment in the joint venture was $745,000 and $782,000, respectively, which is recorded as an Investment in Joint Venture (Dyax-Genzyme LLC) in the consolidated balance sheets.

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

Summary financial information for Dyax-Genzyme LLC was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Research and development	$5,107	$6,435	$9,701	$10,763
Selling and marketing	332	252	572	294
General and administrative	60	25	117	42
Net loss	5,500	6,713	10,390	11,100
Equity loss in joint venture (Dyax-Genzyme LLC)	2,751	3,357	5,196	5,551

	June 30, 2006	December 31, 2005
	(In thousands)
Current assets	$3,037	$3,442
Non-current assets	564	615
Current liabilities	(2,112)	(2,493)
Non-current liabilities	—	—
Net assets	$1,489	$1,564

Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$1,653	$1,508
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$1,991	$1,721

The Company’s Chairman and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to its Chief Executive Officer.At June 30, 2006 and December 31, 2005, Genzyme owned approximately 1.3% and 1.5%, respectively, of the Company’s common stock outstanding.

During 2006, Genzyme terminated one of its patent license agreements with Dyax. The Company recorded license revenues of $4,000 and $13,000 for each six month period ended June 30, 2006 and 2005, respectively, in connection with the maintenance fees on this agreement. As of June 30, 2006, there was no accounts receivable balance related to this patent license agreement.

7. BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer and for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations. As of June 30, 2006 and December 31, 2005, the Company had approximately $935,000 and $1.2 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three and six months ended June 30, 2006 and 2005, the Company did not have any external revenues outside the United States.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized.

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

Our lead product candidate, DX-88, is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. In collaboration with Genzyme Corporation, we have successfully completed three Phase II trials of DX-88 for the treatment of hereditary angioedema (HAE). A pivotal Phase III trial is ongoing.  DX-88 has orphan drug designation for HAE in the US and EU. Independently, we have successfully completed a Phase I/II trial of DX-88 for the prevention of blood loss during certain on-pump heart procedures, specifically coronary artery bypass graft (CABG) surgery, and are planning a Phase IIb trial in this indication. The Phase IIb study is planned to start by the end of 2006 to ensure the continuing development for this indication.

In addition to our clinical stage programs, we have 12 other product candidates in our discovery and development pipeline, two of which are currently in formal development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that scientists believe is important in the process of blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer. All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although this technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. Currently, our licensees and collaborators have 14 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. We are entitled to receive milestones and/or royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE. In addition, we expect to move forward on the clinical development of DX-88 as a treatment for patients undergoing CABG surgery, to advance one other product candidate into the clinic in 2007 and to advance one additional molecule into pre-clinical development in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to identify and develop new products and work to bring those products to the marketplace on a regular basis.

We continued to incur losses in the second quarter of 2006 and expect to incur significant operating losses over at least the next several years and do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

Clinical Development Programs

DX-88 for HAE  In collaboration with Genzyme, we are developing DX-88 as a treatment for HAE. This collaboration is managed through Dyax-Genzyme LLC (formerly known as Kallikrein LLC), a jointly owned limited liability company. In May 2004, we successfully completed a Phase II, 48 patient, dose escalating, placebo-controlled study, known as EDEMA1. During the first quarter of 2006, we treated the last patient in the third Phase II trial, known as EDEMA2, and we commenced a pivotal, placebo-controlled, worldwide, multi-center Phase III trial, known as EDEMA3, at the end of 2005. During 2005, we completed the transition of our clinical trials to the more patient-friendly subcutaneous route of administration, and we are now using this route of administration at all ongoing EDEMA3 trial sites. We also expect to seek marketing approval using this route of administration.

The regulatory review of DX-88 for the treatment of HAE was transferred from the FDA’s Center for Biologics Evaluation and Research division to the Center for Drug Evaluation and Research (CDER) division as a result of the FDA’s “Plan for Consolidation.” In a meeting following this reassignment, CDER indicated that we will likely need to complete some incremental clinical work, most likely a dose-ranging study on subcutaneously administered DX-88, prior to securing final approval. These discussions with CDER are ongoing and a further meeting is currently scheduled for late summer 2006, which we expect will enable us to clarify the requirements for the remaining clinical program as well as the overall plan for our BLA submission.  Pending further input from CDER, we do not plan to provide any further guidance with regard to the design of a study or new timelines for the HAE program.  However, even with the potential changes to our clinical plan, we still estimate Dyax-Genzyme LLC’s total remaining costs to commercialization to be in the range of $60 million to $70 million. We will be responsible for funding one half of these costs, or approximately $30 million to $35 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$4,115	$6,032	$8,073	$9,944
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(4,326)	(6,054)	(8,233)	(10,082)
Net research and development expenses for DX-88 for HAE	(211)	(22)	(160)	(138)
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,751	3,357	5,196	5,551
Net loss on DX-88 for HAE program	$2,540	$3,335	$5,036	$5,413

During the three months ended June 30, 2006 (the 2006 Quarter), our research and development expenses on this program totaled $4.1 million compared with $6.0 million in the three months ended June 30, 2005 (the 2005 Quarter). Research and development expenses decreased quarter over quarter principally due to a decrease in manufacturing costs, which were offset by increases in clinical trial and internal costs.

Dyax-Genyzme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase II clinical trial for HAE, which occurred in 2003. During the 2006 Quarter, Dyax-Genzyme LLC reimbursed us for $4.3 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2005 Quarter, Dyax-Genzyme LLC reimbursed us $6.1 million for our expenses relating to the program.

Dyax-Genzyme LLC had net losses of approximately $5.5 million and $6.7 million for the 2006 and 2005 Quarters, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $2.8 million and $3.4 million for the 2006 and 2005 Quarters, respectively, and were proportional to our 50.01% financial interest in the program. Our portion of the loss is separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CABG   Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing on-pump surgery, specifically coronary artery bypass graft surgery (CABG).

During the 2006 Quarter, research and development expenses on this program totaled $113,000 compared with $254,000 for the 2005 Quarter.  The decrease in spending is attributable to our prior decision to defer further clinical trial activities with respect to CABG.  We are designing a Phase IIb study to be started by the end of 2006 to ensure continuing development for this indication.  The proceeds from our March 2006 underwritten public offering provided us the resources necessary to continue development for this indication.

Goals for Clinical Development Programs  Our goal for both of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of the risks and uncertainties associated with these programs, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to complete clinical trials in the CABG program, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete the development of DX-88 in the CABG indication, or whether this program will be successfully completed at all. Material cash inflows for either of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Other Biopharmaceutical Discovery and Development Programs

Through internal discovery activities and through business relationships with academic institutions and biotechnology and pharmaceutical companies, we use our proprietary phage display technology to identify compounds with therapeutic and diagnostic potential. In addition to our clinical stage programs, we have 12 other product candidates in our discovery and development pipeline, two of which are currently in formal development. We have a total of five discovery and development programs underway in oncology. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface proteins believed to be over expressed by certain tumors. We also have six discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have a discovery and development program focused on an infectious disease target.

Licensing and Funded Research Activities

Although our proprietary phage display technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. These licenses and collaborations allow others to gain access to our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. Currently, our licensees have 14 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. These licenses and collaborations generate revenues for us in the form of license fees, and milestones and/or royalties, which we receive from our licensees and collaborators to the extent that product candidates advance in development and are ultimately commercialized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue  Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter-to-quarter. Revenues decreased to $3.4 million in the 2006 Quarter from $6.7 million in the 2005 Quarter, a decrease of $3.3 million. This decrease primarily relates to a $2.8 million decrease in revenues associated with our DX-890 product collaboration with Debiopharm, a decrease in patent license fees due to the recognition of a fully paid $1.5 million patent license option fee recognized during  the 2005 Quarter and a $260,000 decrease in funded research revenue under our existing and continuing relationships.  These decreases were partially offset by the recognition, in the 2006 Quarter, of a $1.5 million milestone payment received from Debiopharm in December 2005.  The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.

Under our amended agreement with Debiopharm, signed in December 2005, we are no longer responsible for manufacturing DX-890 for Debiopharm.  However, in the 2006 Quarter, we were reimbursed for completing of the transfer of technology to Debiopharm and other DX-890 activities, which were completed in June 2006.  Going forward, we will not have further revenue or expenses associated with the manufacture of DX-890 for Debiopharm.  Debiopharm, however, will be responsible to pay us milestones on their clinical development.  As part of the new agreement, we received a $1.5 million payment in December 2005 for an achieved milestone. This payment would have been refundable to Debiopharm if we did not complete the technology transfer by June 19, 2006. During the 2006 Quarter, we satisfied the contingency and recognized the milestone as revenue. On July 9, 2006, Debiopharm reached another clinical development milestone by treating its first patient in a Phase II trial of DX-890 for the treatment of acute respiratory distress syndrome. Under the new agreement, we are entitled to receive a $1.5 million payment for this milestone, which we expect to receive and recognize into revenue during the third quarter of 2006.

During the 2005 Quarter, one of our patent licensees exercised a $1.5 million option to convert its license to a fully-paid, irrevocable license.  This fee was immediately recognized as revenue because we have no future obligations to the licensee.

Research and Development  Our research and development expenses for the 2006 and 2005 Quarters are summarized as follows:

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$10,503	$14,064
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(4,326)	(6,054)
Net research and development expenses per consolidated statements of operations and comprehensive loss	6,177	8,010
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,751	3,357
Research and development expenses adjusted to include equity loss in joint venture	$8,928	$11,367

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but then are reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly fund the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE, including any incurred by Genzyme.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses decreased $2.4 million from the 2005 Quarter to the 2006 Quarter due to a $1.8 million decrease in net research and development expenses and a $606,000 decrease in our equity loss in joint venture.   The decrease in our net research and development expenses is primarily attributable to decreased manufacturing costs associated with the development of DX-88 for HAE due to the timing of manufacturing runs and decreased manufacturing costs associated with the DX-890 product collaboration with Debiopharm.  These decreased costs were offset by increased clinical trial costs associated with DX-88 for HAE and increased personnel costs primarily associated with our discovery and development programs.  The $606,000 decrease in our equity loss in joint venture was driven by the related decrease in manufacturing costs associated with DX-88 for HAE.  Additionally during the first quarter of 2006 we adopted Statement of

Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” and recorded stock-based compensation expense for the 2006 Quarter of $516,000 of which $286,000 is included in research and development expenses.

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

General and Administrative  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $3.7 million for the 2006 Quarter compared to $3.4 million for the 2005 Quarter, an increase of $273,000.  The increase was due to increases in personnel costs, including $230,000 of stock-based compensation expense.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenue  Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from period-to-period. Revenues decreased to $6.1 million in the six months ended June 30, 2006 (the 2006 Period) from $10.4 million in the six months ended June 30, 2006 (the 2005 Period), a decrease of $4.3 million. This decrease primarily relates to a $3.2 million decrease in revenues associated with our DX-890 product collaboration with Debiopharm, a decrease in patent license fees due to the recognition of a fully paid $1.5 million patent license option fee recognized during the 2005 Quarter and a $654,000 decrease in funded research revenue under our existing and continuing relationships. These decreases were partially offset by the recognition of a $1.5 million milestone payment received from Debiopharm in December 2005. The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from period-to-period due to the timing of their clinical activities.

During the 2005 Period, one of our patent licensees exercised a $1.5 million option to convert its license to a fully-paid, irrevocable license. This fee was immediately recognized as revenue because we have no future obligations to the licensee.

Research and Development  Our research and development expenses for 2006 and 2005 Periods are summarized as follows:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$21,095	$24,626
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(8,233)	(10,082)
Net research and development expenses per consolidated statements of operations and comprehensive loss	12,862	14,544
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	5,196	5,551
Research and development expenses adjusted to include equity loss in joint venture	$18,058	$20,095

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but then are reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly fund the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE, including any incurred by Genzyme.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses decreased $2.0 million from the 2005 Period to the 2006 Period due to a $1.7 million decrease in net research and development expenses and a $355,000 decrease in our equity loss in joint venture. The decrease in our net research and development expenses is primarily attributable to decreased manufacturing costs associated with the development of DX-88 for HAE due to the timing of manufacturing runs and decreases manufacturing costs associated with the DX-890 product collaboration with Debiopharm. These decreased costs were offset by increased clinical trial costs associated with DX-88 for HAE and increased personnel costs primarily associated with our discovery and development programs. The $355,000 decrease in our equity loss in joint venture was driven by the related decrease in manufacturing costs associated with DX-88 for HAE. Additionally during the first quarter of 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” and recorded stock-based compensation expense for the 2006 Period of $1.0 million of which $572,000 is included in research and development expenses.

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

 General and Administrative  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $7.5 million for the 2006 Period compared to $6.8 million for the 2005 Period, an increase of $690,000. The increase was due to increases in personnel costs, including $449,000 of stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Net loss	$(18,655)	$(16,372)
Depreciation and amortization	1,706	1,935
Compensation expense associated with stock-based compensation plans	1,021	12
Equity loss in joint venture (Dyax-Genzyme LLC)	5,196	5,551
Change in accounts receivable	683	647
Change in accounts payable and accrued expenses	177	(138)
Prepaid research and development, and other assets	461	1,864
Due from joint venture (Dyax-Genzyme LLC)	804	(2,576)
Due to joint venture (Dyax-Genzyme LLC)	(679)	1,530
Deferred revenue	(2,363)	(709)
Other changes in operating activities	(655)	(191)
Net cash used in operating activities	(12,304)	(8,447)
Net cash used in investing activities	(12,137)	(12,576)
Net cash provided by financing activities	29,856	23,153
Effect of foreign currency translation on cash balances	16	21
Net increase in cash and cash equivalents	$5,431	$2,151

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through June 30, 2006, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $243 million, including net proceeds of $30.1 million from our March 2006 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenues, long-term obligations and other sources. As of June 30, 2006, we had cash and cash equivalents and short term investments aggregating $63.0 million. Our excess funds are currently invested in short term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $12.3 million in the 2006 Period, compared with $8.4 million in the 2005 Period. Our cash used in operating activities for the 2006 Period consisted primarily of our net loss of $18.7 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $5.2 million, depreciation and amortization of fixed assets and intangibles totaling $1.7 million and compensation expense associated with stock-based compensation plans totaling $1.0 million, and a $871,000 change in operating assets and liabilities. Our compensation expense associated with stock-based compensation plans is due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” in the first quarter of 2006. The change in operating assets and liabilities includes a $2.4 million decrease in deferred revenue, a reimbursement due from the joint venture (Dyax-Genzyme LLC) totaling $804,000, which is our costs incurred on the DX-88 for HAE program during the 2006 Quarter that have not been reimbursed as of June 30, 2006, an amount due to (Dyax-Genzyme LLC) totaling $679,000, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2006 Quarter, increases in accounts payable and accrued expenses of $177,000, and a $461,000 decrease in prepaid research and development and other assets. The decrease in deferred revenue is primarily attributed to the recognition of a $1.5 million milestone received from Debiopharm in December 2005. Our cash used in operating activities for the 2005 Period consisted primarily of our net loss of $16.4 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $5.6 million, depreciation and amortization of fixed assets and intangibles totaling $1.9 million, and a $544,000 change in operating assets and liabilities. The change in operating assets and liabilities includes a reimbursement due from the joint venture totaling $2.6 million, which is our costs incurred on the DX-88 for HAE program during the 2005 Quarter that had not been reimbursed as of June 30, 2005, an amount due to (Dyax-Genzyme LLC) totaling $1.5 million, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2005 Quarter, decreases in prepaid research and development and other assets of $1.9 million and deferred revenue of $709,000.

       Our investing activities used cash of $12.1 million in the 2006 Period, compared with $12.6 million in the 2005 Period, primarily due to the timing of the maturity of our short-term investments. While these changes are reflected in our statement of cash flows, we do not consider changes between cash and our liquid short-term investments to be material to our business or financial position. Our investing activities for the 2006 and 2005 Period also included contributions to Dyax-Genzyme LLC of $5.2 million and $5.6 million, respectively.

Our financing activities provided cash of $29.9 million in the 2006 Period and $23.2 million in the 2005 Period. Our financing activities for the 2006 Period included net proceeds of $30.1 million from our March underwritten public offering, partially offset by the repayment of long-term obligations of $1.1 million. This offering has allowed us to proceed with a Phase IIb trial in on-pump CABG surgery as well as move forward our other clinical leads. Our financing activities for the 2005 Period included net proceeds of $23.5 million for our May 2005 registered direct offering, partially offset by the repayment of long-term obligations of $946,000.

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

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2008. We expect to use approximately $40 million in cash to support our operations in 2006. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the six months ended June 30, 2006, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the six months ended June 30, 2006. In the six months ended June 30, 2006, there have been no changes to our critical accounting policies, except that the following policy has been added in consideration of our adoption of FAS No. 123(R), “Share based Payment,” effective January 1, 2006.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of FAS No. 123(R) which required us to recognize the expense related to the fair value of stock-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings. We elected to follow the modified prospective transition method allowed by FAS No. 123(R), and therefore, only applied the provisions of FAS No. 123(R) to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006, we will recognize compensation expense in the Unaudited Condensed Consolidated Statement of Earnings over the remaining vesting period. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

FAS No. 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of our stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Unaudited Condensed Consolidated Statement of Earnings. Our stock options primarily have a graded-vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2006, we had cash, cash equivalents and short term investments of approximately $63.0 million. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2006, we had $11.5 million outstanding under short-term and long-term obligations. Interest rates on $4.5 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations. For example, a 2% increase in the prime rate would result in an additional $140,000 in annual interest expense.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY

We held our Annual Meeting of Stockholders on May 19, 2006. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a)           Proposal to elect Constantine E. Anagnostopoulos, Henry R. Lewis and David J. McLachlan to the Board of Directors, each to serve a three-year term.

NOMINEE	VOTES FOR	VOTES WITHHELD
Constantine E. Anagnostopoulos	34,788,886	795,045
Henry R. Lewis	33,849,450	1,774,481
David J. McLachlan	35,120,544	473,387

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax.  The terms in office of directors, Henry E. Blair, Susan B. Bayh, James W. Fordyce, Mary Ann Gray, and Thomas L. Kempner continued after the meeting.

(b)           Proposal to ratify the appointment of PricewaterhouseCoopers LLP as Dyax’s independent registered public accounting firm for the 2006 fiscal year was approved by the holders of a majority of the shares of Common Stock outstanding, and therefore our shareholders have ratified the selection of PricewaterhouseCoopers LLP as Dyax’s independent public accounting firm for the 2006 fiscal year.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
35,035,363	554,622	3,946	—

Item 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

10.1*	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company’s Form 8-K (File No. 000-24537) filed with the Commission on May 23, 2006.

10.2†	Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of June 21, 2006. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date:August 1, 2006
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

10.1*	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company’s Form 8-K (File No. 000-24537) filed with the Commission on May 23, 2006.

10.2†	Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of June 21, 2006. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

*                    Indicates a contract with management.

†                     This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.