Form 10-Q
period 2006-09-30
DYAX CORP
filed 2006-11-06
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

YES  ☐                NO  ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of November 1, 2006: 43,962,781.

DYAX CORP.

TABLE OF CONTENTS

			Page
PART I		FINANCIAL INFORMATION

Item 1	-	Financial Statements (Unaudited)

		Consolidated Balance Sheets (Unaudited) as of September 30, 2006 and December 31, 2005	1

		Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005	2

		Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2006 and 2005	3

		Notes to Consolidated Financial Statements (Unaudited)	4

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	-	Controls and Procedures	25

PART II	-	OTHER INFORMATION

Item 1A	-	Risk Factors	25

Item 6	-	Exhibits	27

Signature			28

Exhibit Index			29

i

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,416	$8,640
Short-term investments	66,843	42,024
Accounts receivable, net of allowances for doubtful accounts of $80 at September 30, 2006 and $105 at December 31, 2005	606	1,677
Prepaid research and development	1,140	2,159
Due from joint venture (Dyax-Genzyme LLC)	1,765	2,457
Other current assets	1,096	1,675
Total current assets	80,866	58,632
Fixed assets, net	9,352	10,160
Long-term portion of investments	1,995	—
Intangibles, net	1,558	1,935
Restricted cash	11,549	4,408
Investment in joint venture (Dyax-Genzyme LLC)	258	782
Other assets	254	—
Total assets	$105,832	$75,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,425	$6,986
Current portion of deferred revenue	3,877	5,450
Due to joint venture (Dyax-Genzyme LLC)	818	2,670
Current portion of long term obligations	1,566	1,770
Other current liabilities	1,049	—
Total current liabilities	16,735	16,876
Deferred revenue	5,194	5,425
Obligation to related party	7,000	7,000
Long-term obligations	32,119	2,819
Deferred rent	1,691	1,847
Other long-term liabilities	35	1,012
Total liabilities	62,774	34,979
Commitments and Contingencies (Note 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at September 30, 2006 and December 31, 2005; 0 shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at September 30, 2006 and December 31, 2005; 43,698,376 and 38,028,363 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	437	380
Additional paid-in capital	254,594	222,437
Accumulated deficit	(212,437)	(182,300)
Accumulated other comprehensive income	464	421
Total stockholders’ equity	43,058	40,938
Total liabilities and stockholders’ equity	$105,832	$75,917

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except share and per share data)
Product development and license fee revenue	$3,514	$2,157	$9,612	$12,557

Research and development:
Research and development expenses	12,451	11,446	33,546	36,072
Less research and development expenses reimbursed by joint venture (Dyax—Genzyme LLC)	(3,997)	(6,735)	(12,230)	(16,817)
Net research and development expenses	8,454	4,711	21,316	19,255
Equity loss in joint venture (Dyax-Genzyme LLC)	2,545	3,670	7,741	9,221
General and administrative expenses	3,813	2,988	11,333	9,818
Total operating expenses	14,812	11,369	40,390	38,294
Loss from operations	(11,298)	(9,212)	(30,778)	(25,737)

Other income (expense):
Interest income	869	511	2,249	1,171
Interest expense	(1,053)	(262)	(1,608)	(769)
Total other income (expense)	(184)	249	641	402
Net loss	(11,482)	(8,963)	(30,137)	(25,335)

Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	(33)	(30)	(12)
Unrealized gain (loss) on investments	57	(24)	74	49
Comprehensive loss	$(11,457)	$(9,020)	$(30,093)	$(25,298)

Basic and diluted net loss per share	$(0.26)	$(0.24)	$(0.72)	$(0.73)
Shares used in computing basic and diluted net loss per share	43,682,781	37,962,401	42,139,414	34,593,837

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(30,137)	$(25,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(1,138)	(466)
Depreciation and amortization of fixed assets	2,206	2,399
Amortization of intangibles	380	377
Non-cash interest expense	781	—
Deferred rent	(156)	(51)
Loss on disposal of fixed assets	—	19
Compensation expense associated with stock-based compensation plans	1,664	18
Equity loss in joint venture (Dyax-Genzyme LLC)	7,741	9,221
Provision for doubtful accounts	(25)	30
Changes in operating assets and liabilities:
Accounts receivable	1,096	1,096
Due from joint venture (Dyax-Genzyme LLC)	692	(2,334)
Prepaid research and development, and other current assets	1,607	523
Accounts payable and accrued expenses	2,389	319
Due to joint venture (Dyax-Genzyme LLC)	(1,852)	1,414
Deferred revenue	(1,804)	66
Other long-term liabilities	58	(76)
Net cash used in operating activities	(16,498)	(12,780)

Cash flows from investing activities:
Purchase of fixed assets	(908)	(1,184)
Purchase of investments	(97,253)	(87,161)
Proceeds from maturity of investments	71,650	94,243
Proceeds from sale of fixed assets	—	22
Restricted cash	(7,134)	124
Investment in joint venture (Dyax-Genzyme LLC)	(7,217)	(9,287)
Net cash used in investing activities	(40,862)	(3,243)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	413	373
Net proceeds from common stock offering	30,137	23,544
Proceeds from long-term obligations, net of fees	29,847	356
Debt acquisition costs	(257)	—
Repayment of long-term obligations	(1,988)	(1,437)
Net cash provided by financing activities	58,152	22,836

Effect of foreign currency translation on cash balances	(16)	(18)
Net increase in cash and cash equivalents	776	6,795
Cash and cash equivalents at beginning of the period	8,640	6,978

Cash and cash equivalents at end of the period	$9,416	$13,773

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$415	$129

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Effect of Adoption of SFAS 123R, Share-Based Payment

Prior to December 31, 2005, the Company’s employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS

123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Amendment to FASB Statement No. 123”.

On December 28, 2005, the Company approved an amendment to accelerate the vesting of approximately 714,000 unvested, “out-of-the-money” stock options granted to current employees of the Company including executive officers.  Only those stock options which had an exercise price greater than $6.00 per share were accelerated under this amendment. The closing price of Dyax’s common stock on December 27, 2005, the day before the date the Company approved the acceleration of vesting of out-of-the-money options, was $4.92. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in its consolidated statements of operations for future periods following the adoption of  SFAS 123 (Revised 2004) “Share-Based Payments” (SFAS 123R), which Dyax adopted effective January 1, 2006. The unaudited, pre-tax charge, estimated by Dyax to be avoided as a result of the acceleration was approximately $7.2 million over the course of the original vesting periods, which on average covered approximately 2.5 years from the effective date of the acceleration. The unaudited amount of the pre-tax charge that was avoided is estimated to be $2.4 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $100,000 in 2009.

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.   As a result of adopting SFAS 123R on January 1, 2006, our net loss for the three and nine months ended September 30, 2006, is $637,000 and $1.7 million, respectively, lower than had we continued to account for stock-based employee compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006 would have been $0.25 and $0.68 had we not adopted SFAS 123R, compared to reported basic and diluted net loss per share of $0.26 and $0.72, respectively. The adoption of SFAS 123R had no impact on cash flows from operations or financing.

The following table reflects compensation expense recorded during the three and nine months ended September 30, 2006 in accordance with SFAS 123R (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Stock options	$624	$1,565
Employee stock purchase plan	19	99
	$643	$1,664

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$344	$916

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$299	$748

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

For the quarters ended September 30, 2006 and 2005, 1,108,275 and 830,350 stock options were granted, respectively, and for the nine months ended September 30, 2006 and 2005, 1,392,775 and 2,171,650 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.77%	4.01%	4.77%	4.01%
Volatility	88.07%	90.72%	88.43%	90.72%
Expected life (in years)	6	6	6	6
Dividend yield	0%	0%	0%	0%

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.89%	3.01%	3.94%	3.01%
Volatility	88.07%	90.72%	89.66%	90.72%
Expected life (in months)	6	6	6	6
Dividend yield	0%	0%	0%	0%

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

Fair Value Disclosures — Prior to SFAS 123R Adoption

The following table provides supplemental information for the three and nine months ended September 30, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss as reported	$(8,963)	$(25,335)
Non-cash stock-based employee compensation included in net loss as reported	6	18
Less: Total stock-based employee compensation expense determined using a fair value-based method for all awards	(2,082)	(5,912)
Pro forma net loss, SFAS 123 fair value adjusted	$(11,039)	$(31,229)
Basic and diluted net loss per share as reported	$(0.24)	$(0.73)
Pro forma basic and diluted net loss per share, SFAS 123 fair value adjusted	$(0.29)	$(0.90)

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the “Plan”), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from date of grant.  The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At September 30, 2006, a total of 7,434,031 shares were reserved and available for the issuance under this plan.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	4,958,927	$6.70
Granted at fair market value	1,392,775	3.12
Exercised	(71,392)	1.56		$246
Forfeited	(148,130)	4.02
Expired	(197,048)	8.63
Outstanding as of September 30, 2006	5,935,132	5.93	7.31	$1,973

Exercisable as of September 30, 2006	3,639,370	7.34	6.12	$1,497

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $3.33 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 1,017,344.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the nine months ended September 30, 2006 and 2005 was $2.37 and $3.55 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $246,000 and $362,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was approximately $112,000 and $151,000, respectively.

As of September 30, 2006 future compensation cost related to non-vested stock options is approximately $6.6 million and will be recognized over an estimated weighted average period of approximately 1.61 years.

The following table summarizes non-vested stock option activity for the nine months ended September 30, 2006:

Non-vested Number of Options
Non-vested balance at December 31, 2005	1,564,002
Granted at fair market value	1,392,775
Vested	(512,885)
Forfeited	(148,130)
Non-vested balance at September 30, 2006	2,295,762

The total fair value of shares vested during the nine months ended September 30, 2006 was $1.6 million.

The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the nine months ended September 30, 2006 was approximately $99,000. There were 98,621 and 46,789 shares purchased under the employee stock purchase plan during the nine months ended September 30, 2006 and 2005, respectively.  At September 30, 2006, a total of 63,830 shares were reserved and available for issuance under this plan.

3.   INVESTMENTS

The Company considers its investment portfolio of investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2006, the Company’s short-term investments consist of U.S. Treasury notes with an amortized cost of $66.8 million, an estimated fair value of $66.8 million, and had an unrealized loss of $29,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2005, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $42.0 million, and had an unrealized loss of $42,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.  As of September 30, 2006, the Company’s long-term investments consist of U.S. Treasury notes with an amortized cost of $2.0 million, an estimated fair value of $2.0 million, and had an unrealized loss of $3,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Accounts payable	$1,919	$698
Accrued employee compensation and related taxes	2,733	2,509
Accrued external research and development and contract manufacturing	1,723	1,597
Accrued legal expenses	883	709
Other accrued liabilities	2,167	1,473
	$9,425	$6,986

5.   NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 5,935,454 and 4,849,720 were outstanding at September 30, 2006 and 2005, respectively.

6.   INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

The Company has a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme have formed a joint venture, known as Dyax—Genzyme LLC (formerly known as Kallikrein LLC), through which they jointly own the rights to DX-88 for the treatment of HAE. Dyax and Genzyme are each responsible for approximately 50% of the ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each will be entitled to receive approximately 50% of any profits realized as a result. In addition, the Company is entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The first such milestone payment of $3.0 million for dosing the first patient in the pivotal clinical trial of DX-88 for HAE was received in December 2005. The Company recognized the $3.0 million milestone as revenue in the fourth quarter of 2005 given that the milestone was considered to be at risk and substantive. In addition, the Company will be entitled to receive potential milestone payments of $10.0 million for the first FDA-approved product derived from DX-88, and up to $15.0 million for additional therapeutic indications developed under the collaboration.

In May 2002, the Company and Genzyme executed a senior secured promissory note under which Genzyme agreed to loan the Company up to $7.0 million. This note was secured by a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. The note was also subject to certain financial covenants, under which the Company was required to maintain at least $20.0 million in cash, cash equivalents or short-term investments based on the Company’s quarterly consolidated financial statements and at least one continued listing standard for the NASDAQ National Market.  In October 2002, the Company received the $7.0 million under this Genzyme note, which bears interest at the prime rate (8.25% at September 30, 2006) plus 2%. Interest is payable quarterly. The principal and all unpaid interest were due on the maturity date of May 31, 2007.

On August 22, 2006, the Company and Genzyme amended and restated the senior secured promissory note, extending the term of the note from May 2007 to May 2010.  In connection with this amendment, the financial covenants under the note were eliminated and all of the existing collateral for the note was released and replaced with a $7.2 million letter of credit.  The collateral released pursuant to this amendment included a certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio.  As of September 30, 2006, the Company had posted the $7.2 million letter of credit and it is included in restricted cash on the Company’s Consolidated Balance Sheet.  At September 30, 2006 and December 31, 2005, there was $7.0 million outstanding under the note. At September 30, 2006 and December 31, 2005, the Company owed $120,000 and $54,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets due to the current nature of this liability.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax—Genzyme LLC. The Company and Genzyme are each required to fund 50% of the monthly expenses of Dyax—Genzyme LLC, except as set forth in the Agreement Regarding Validation Campaign described below. If either the Company or Genzyme fails to make two or more of the monthly funding obligations and the other party does not exercise its right to terminate the Collaboration Agreement or compel performance of the funding obligation, the defaulting party’s percentage interest in the Joint Venture and future funding responsibility will be adjusted proportionately. The Company has accounted for its interest in Dyax—Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax—Genzyme LLC. Dyax’s 50.01% share of Dyax—Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax—Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At September 30, 2006 and December 31, 2005, the Company’s investment in the joint venture was $258,000 and $782,000, respectively, which is recorded as an Investment in Joint Venture (Dyax—Genzyme LLC) in the consolidated balance sheets.

In August 2006, Dyax, Genzyme and Dyax-Genzyme LLC entered into an Agreement Regarding Validation Campaign, effective as of July 1, 2006.  The agreement provides that Dyax will assume responsibility for the first $14.5 million of manufacturing costs for a series of consecutive manufacturing batches, known as the validation campaign, which will validate the manufacturing process of DX-88 for regulatory purposes and be used for further clinical studies.  All subsequent costs will be the responsibility of Dyax—Genzyme LLC.  Ownership and control of the first $14.5 million of the drug substance will be retained by Dyax; the remaining portion will be owned and controlled by Dyax-Genzyme LLC.  This arrangement ensures Dyax an adequate supply of DX-88 drug substance for programs outside of the Dyax-Genzyme LLC, specifically its DX-88 for the prevention of blood loss during certain on-pump cardiothoracic surgery program.  Upon request, Dyax will supply drug substance to Dyax—Genzyme LLC at cost plus a premium at which point the cost will become an LLC program expense and subject to 50% cost sharing.  The validation campaign began in the fourth quarter of 2006.

The Company has evaluated its collaboration to determine if the related joint venture qualifies as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Genzyme and Dyax fund the operations of Dyax—Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in Dyax—Genzyme LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected losses of Dyax—Genzyme LLC are less than Genzyme’s and therefore the Company is not the primary beneficiary of Dyax—Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated Dyax—Genzyme LLC.

Summary financial information for Dyax-Genzyme LLC is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Research and development	$4,756	$7,167	$14,457	$17,930
Selling and marketing	273	148	845	442
General and administrative	62	25	179	67
Net loss	5,091	7,340	15,481	18,439
Equity loss in joint venture (Dyax-Genzyme LLC)	2,545	3,670	7,741	9,221

	September 30, 2006	December 31, 2005
	(In thousands)
Current assets	$1,637	$3,442
Non-current assets	539	615
Current liabilities	(1,661)	(2,493)
Non-current liabilities	—	—
Net assets	$515	$1,564

Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$1,290	$1,508
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$343	$1,721

The Company’s Chairman and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to its Chief Executive Officer.

At September 30, 2006 and December 31, 2005, Genzyme owned approximately 1.3% and 1.5%, respectively, of the Company’s common stock outstanding.

During 2006, Genzyme terminated one of its patent license agreements with Dyax. The Company recorded license revenues of $4,000 and $13,000 for each nine months ended September 30, 2006 and 2005, respectively, in connection with the maintenance fees on this agreement. As of September 30, 2006, there was no accounts receivable balance outstanding related to this patent license agreement.

7.   LONG-TERM OBLIGATIONS

On August 23, 2006, the Company entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty), an affiliate of Paul Capital Partners, pursuant to which Dyax received a $30.0 million upfront cash payment in exchange for granting Paul Royalty the right to receive a specified percentage of the net royalties, including all milestones fees and other payments, receivable by Dyax under its phage display Licensing and Funded Research Program, (LFRP).  Dyax also has an option to receive an additional $5.0 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008.  In conjunction with this transaction, Dyax reimbursed Paul Royalty $500,000 for its costs.

Under the terms of the agreement, Paul Royalty is entitled to 70% of the first $15.0 million of annual net LFRP receipts, 20% of the next $5.0 million of annual net LFRP receipts and 1% of annual net LFRP receipts above $20.0 million.  These percentages will increase on a pro rata basis if Dyax is eligible to and exercises its option for the additional $5.0 million payment.  The agreement also provides for annual guaranteed minimum payments to Paul Royalty, which start at $1.75 million through 2008, increasing to $3.5 million in 2009 and 2010, $6.0 million from 2011 through 2014 and $7.0 million for years 2015 through 2017.  Paul Royalty’s rights to receive a portion of LFRP receipts will continue for up to 13 years, depending upon the performance of the LFRP.  Upon termination of the agreement, all rights to LFRP receipts will revert to Dyax.

In the event of (i) a change of control of Dyax, (ii) a bankruptcy of Dyax, (iii) a transfer by Dyax of a majority of its assets that has a material effect on either the net present value of the projected LFRP receipts or Dyax’s ability to pay the guarantees minimum payments, (iv) a transfer by Dyax of any part of the assets supporting the LFRP program other than in the ordinary course of business, or (v) any breach of certain material covenants and representations in the agreement, Paul Royalty has the right to require Dyax to repurchase from Paul Royalty its royalty interest at a price in cash which equals the greater of (a) two hundred percent of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the royalties previously paid, a specified rate of return of 25%.

In the event of breaches of certain other representations or covenants or the occurrence of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require Dyax to repurchase from Paul Royalty its royalty interest at lower prices.  If such an event occurs before the end of 2010, the price will be the greater of (a) 110% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid over to Paul Royalty, a 10% rate of return.  If such an event occurs after 2010, the price will be the greater of (a) 150% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid to Paul Royalty, a 15% rate of return.  Alternatively with respect to events that have a material adverse effect, Dyax can avoid the requirement of repurchasing Paul Royalty’s entire interest in the LFRP by making annual payments to Paul Royalty equal to the difference between the actual receipts and the projected LFRP receipts.  Dyax’s right to make these alternative payments expires if (a) in any two consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 50% of Paul Royalty’s percentage of  the projected LFRP receipts in each of those years, (b) in any three consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 33% of Paul Royalty’s percentage of the projected LFRP receipts in each of those years or (c) if there are certain other material failures in the LFRP.

In addition, Dyax has the right, but not the obligation, to repurchase the Paul Royalty royalty interest at a price in cash which will provide Paul Royalty, when taken together with the royalties previously paid, with the greater of (i) 175% of the payments made by Paul Royalty under the agreement until August 23, 2008 or 200% of the payments made by Paul Royalty under the agreement thereafter or (ii) an amount sufficient to provide a specified rate of return of 25%.  The agreement also contains certain customary representations, warranties and indemnities.

Pursuant to the terms of the agreement, Dyax has entered into security and lock-box agreements granting Paul Royalty a security interest in and to substantially all assets related to the LFRP in order to secure performance under the agreement and receipt of its agreed share of LFRP receipts.

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s Consolidated Balance Sheet.  Based upon estimated future payments expected under this agreement,  the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $100.7 million in total payments to Paul Royalty.  During the three and nine months ended September 30, 2006, the Company made payments totaling $655,000 related to this obligation to Paul Royalty.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $781,000 of which no amount was allocated to the principal amount.  The debt balance at September 30, 2006 was $29.6 million.

The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method.  At September 30, 2006, the unamortized debt issuance costs were $254,000 and are included in other assets on the Company’s Consolidated Balance Sheet.

8.   BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer and for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of September 30, 2006 and December 31, 2005, the Company had approximately $770,000 and $1.2 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three and nine months ended September 30, 2006 and 2005, the Company did not have any revenues outside the United States.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for fiscal years beginning after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product candidate, DX-88, is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. In collaboration with Genzyme Corporation, we have successfully completed three Phase II trials of DX-88 for the treatment of hereditary angioedema (HAE). A pivotal Phase III trial is ongoing and we plan to initiate a confirmatory trial starting in the first quarter of 2007.  DX-88 has orphan drug designation for HAE in the US and EU. Independently, we have successfully completed a Phase I/II trial of DX-88 for the prevention of blood loss during certain on-pump cardiothoracic surgery (CTS), specifically coronary and valve procedures, and are planning a Phase IIb trial in this indication. The Phase IIb study is planned to start around the end of 2006 to continue the development of DX-88 for this indication.

In addition to our clinical stage programs, we have 12 other product candidates in our discovery and development pipeline, two of which are currently in formal development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that scientists believe is important in the process of blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer. All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although this technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 75 revenue generating licenses and collaborations. Currently, our licensees and collaborators have 14 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. We are entitled to receive milestones and/or royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized, which are subject to our obligations to Paul Royalty as described in note 7 above.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE. In addition, we expect to move forward on the clinical development of DX-88 as a treatment for patients undergoing on pump cardiothoracic surgery, to advance one other product candidate into the clinic in 2007, and to advance one additional molecule into pre-clinical development in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to identify and develop new products and work to bring those products to the marketplace.

We continued to incur losses in the third quarter of 2006 and expect to incur significant operating losses over at least the next several years.  We do not expect to generate profits until the therapeutic products from our development portfolio reach the market, which can only occur after being subjected to the uncertainties of the regulatory approval process.

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

As a result of recent discussions with the FDA, we plan to complete a confirmatory placebo-controlled trial, known as EDEMA4, which we expect will start in the first quarter of 2007.  This trial will further support the validity of the patient reported outcome (PRO) instrument used for demonstrating efficacy in the EDEMA3 trial.  Based upon these recent discussions, Dyax and Genzyme are now estimating regulatory approval in the U.S. in the second half of 2008, followed by approval in the E.U. We estimate Dyax—Genzyme LLC’s total remaining costs to commercialization to be in the range of $75 million to $85 million. We will be responsible for funding one-half of these costs, or approximately $38 million to $43 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$3,918	$6,677	$11,992	$16,621
Less research and development expenses reimbursed by joint venture (Dyax—Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(3,997)	(6,735)	(12,230)	(16,817)
Net research and development expenses for DX-88 for HAE	(79)	(58)	(238)	(196)
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,545	3,670	7,741	9,221
Net loss on DX-88 for HAE program	$2,466	$3,612	$7,503	$9,025

During the three months ended September 30, 2006 (the 2006 Quarter), our research and development expenses on this program totaled $3.9 million compared with $6.7 million in the three months ended September 30, 2005 (the 2005 Quarter). Research and development expenses decreased quarter over quarter principally due to a decrease in manufacturing costs, which were offset by increases in clinical trial and internal costs.

Dyax—Genzyme LLC is responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase II clinical trial for HAE, which occurred in 2003. During the 2006 Quarter, Dyax—Genzyme LLC reimbursed us for $4.0 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax—Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2005 Quarter, Dyax—Genzyme LLC reimbursed us $6.7 million for our expenses relating to the program.

In August 2006 we entered into an Agreement Regarding Validation Campaign (the Validation Agreement) with Genzyme and Dyax-Genzyme LLC.  The Validation Agreement provides that we will assume responsibility for the first $14.5 million of manufacturing costs for a series of consecutive manufacturing batches, known as the validation campaign, which will validate the manufacturing process of DX-88 for regulatory purposes and be used for further clinical studies.  All subsequent costs will be the responsibility of Dyax—Genzyme LLC.  Ownership and control of the first $14.5 million of the drug substance will be retained by us; the remaining portion will be owned and controlled by Dyax-Genzyme LLC.  This arrangement ensures us an adequate supply of DX-88 drug substance for programs outside of the Dyax-Genzyme LLC, specifically our DX-88 for CTS program.  Upon request, we will supply drug substance to Dyax—Genzyme LLC at cost plus a premium at which point the cost will become a Dyax—Genzyme LLC program expense and subject to 50% cost sharing.  The validation campaign began in the fourth quarter of 2006.

Dyax—Genzyme LLC had net losses of approximately $5.1 million and $7.3 million for the 2006 and 2005 Quarters, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $2.5 million and $3.7 million for the 2006 and 2005 Quarters, respectively, and were proportional to our 50.01% financial interest in the program. Our portion of the loss is separately classified within the consolidated statements of operations and comprehensive loss.

DX-88 for CTS     Independent of our collaboration with Genzyme, we are developing DX-88 as a treatment for patients undergoing on-pump cardiothoracic surgery (CTS), specifically coronary and valve procedures.

During the 2006 Quarter, research and development expenses for this program totaled $417,000 compared with $81,000 for the 2005 Quarter.  The decrease in spending is attributable to our prior decision to defer further clinical trial activities with respect to CTS.  We are designing a Phase IIb study to be started around the end of 2006 to continue development for this indication.  The proceeds from our March 2006 underwritten public offering provided us the resources necessary to continue development for this indication.

Goals for Clinical Development Programs  Our goal for both of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of the risks and uncertainties associated with these programs, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to complete clinical trials in the CTS program, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete the development of DX-88 in the CTS indication, or whether this program will be successfully completed at all. Material cash inflows for either of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

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

Licensing and Funded Research Program Activities

Although our proprietary phage display technology is used primarily to advance our own internal development activities, we also leverage this technology broadly through our licensing and funded research program, with over 75 revenue generating licenses and collaborations. These licenses and collaborations allow others to gain access to our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. Currently, our licensees have 14 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. These licenses and collaborations generate revenues for us in the form of license fees, milestones and/or royalties, which we receive from our licensees and collaborators to the extent that product candidates advance in development and are ultimately commercialized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter-to-quarter. Revenues increased to $3.5 million in the 2006 Quarter from $2.2 million in the 2005 Quarter, an increase of $1.3 million. This increase primarily relates to a $1.5 million milestone payment received from Debiopharm in July 2006 and a $211,000 increase in licensing activities.  On July 9, 2006, Debiopharm reached a clinical development milestone by treating its first patient in a Phase II trial of DX-890 for the treatment of acute respiratory distress syndrome.  The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.  These increases were partially offset by a $355,000 decrease in funded research revenue.

Research and Development   Our research and development expenses for the 2006 and 2005 Quarters are summarized as follows:

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$12,451	$11,446
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(3,997)	(6,735)
Net research and development expenses per consolidated statements of operations and comprehensive loss	8,454	4,711
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	2,545	3,670
Research and development expenses adjusted to include equity loss in joint venture	$10,999	$8,381

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

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $2.6 million from the 2005 Quarter to the 2006 Quarter due to a $3.7 million increase in net research and development expenses and a $1.1 million decrease in our equity loss in joint venture.   The $1.1 million decrease in our equity loss in joint venture is primarily driven by the timing of manufacturing activities.  The $2.6 million increase in our net research and development expenses is primarily attributable to increased preclinical and small scale manufacturing costs associated with advancing the formal development of DX-2240.  Additionally during the first quarter of 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” and recorded stock-based compensation expense for the 2006 Quarter of $637,000 of which $344,000 is included in research and development expenses.

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

General and Administrative   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $3.8 million for the 2006 Quarter compared to $3.0 million for the 2005 Quarter, an increase of $800,000.  The increase was due to increases in personnel costs, including $293,000 of stock-based compensation expense.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenue   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from period-to-period. Revenues decreased to $9.6 million in the nine months ended September 30, 2006 (the 2006 Period) from $12.6 million in the nine months ended September 30, 2005 (the 2005 Period), a decrease of $2.9 million. This decrease primarily relates to a $3.2 million decrease in revenues associated with our DX-890 product collaboration with Debiopharm, a decrease in patent license fees due to the recognition of a fully paid $1.5 million patent license option fee recognized during the 2005 Period, a $619,000 decrease in funded research revenue and a $580,000 decrease in other licensing activities. These decreases were partially offset by a $1.5 million milestone payment received from Debiopharm in December 2005 which was recognized as revenue in June 2006, and a $1.5 million milestone payment received from Debiopharm and recognized as revenue in July 2006.  On July 9, 2006, Debiopharm reached a clinical development milestone by treating its first patient in a Phase II trial of DX-890 for the treatment of acute respiratory distress syndrome.  The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.

Research and Development      Our research and development expenses for 2006 and 2005 Periods are summarized as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$33,546	$36,072
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(12,230)	(16,817)
Net research and development expenses per consolidated statements of operations and comprehensive loss	21,316	19,255
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	7,741	9,221
Research and development expenses adjusted to include equity loss in joint venture	$29,057	$28,476

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

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $581,000 from the 2005 Period to the 2006 Period due to a decrease in DX-88 for HAE related program costs and a corresponding decrease in R&D expenses reimbursed by the Dyax—Genzyme LLC.  Additionally during the first quarter of 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” and recorded stock-based compensation expense for the 2006 Period of $1.7 million of which $916,000 is included in research and development expenses.

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

General and Administrative   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $11.3 million for the 2006 Period compared to $9.8 million for the 2005 Period, an increase of $1.5 million.  The increase was due to increases in personnel costs, including $730,000 of stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net loss	$(30,137)	$(25,335)
Depreciation and amortization	2,586	2,776
Compensation expense associated with stock-based compensation plans	1,664	18
Equity loss in joint venture (Dyax-Genzyme LLC)	7,741	9,221
Change in accounts receivable	1,096	1,096
Change in accounts payable and accrued expenses	2,389	319
Prepaid research and development, and other assets	1,607	523
Due from joint venture (Dyax-Genzyme LLC)	692	(2,334)
Due to joint venture (Dyax-Genzyme LLC)	(1,852)	1,414
Deferred revenue	(1,804)	66
Other changes in operating activities	(480)	(544)
Net cash used in operating activities	(16,498)	(12,780)
Net cash used in investing activities	(40,862)	(3,243)
Net cash provided by financing activities	58,152	22,836
Effect of foreign currency translation on cash balances	(16)	(18)
Net increase in cash and cash equivalents	$776	$6,795

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through September 30, 2006, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $243 million, including net proceeds of $30.1 million from our March 2006 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenues, long-term obligations and other sources, such as the transaction with Paul Capital that provided us with a $29.5 million net cash payment in exchange for granting Paul Royalty the right to receive a specific percentage of the net royalties, including milestone fees and other payments, receivable by us under our Licensing and Funded Research Program (LFRP). As of September 30, 2006, we had cash and cash equivalents and short-term investments aggregating $76.3 million. Our excess funds are currently invested in short and long-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $16.5 million in the 2006 Period, compared with $12.8 million in the 2005 Period.  Our cash used in operating activities for the 2006 Period consisted primarily of our net loss of $30.1 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax—Genzyme LLC) of $7.7 million, depreciation and amortization of fixed assets and intangibles totaling $2.6 million and compensation expense associated with stock-based compensation plans totaling $1.7 million, and a net $2.2 million change in operating assets and liabilities.  Our compensation expense associated with stock-based compensation plans is due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” in the first quarter of 2006.  The change in operating assets and liabilities includes a $1.8 million decrease in deferred revenue, a reimbursement due from the joint venture (Dyax—Genzyme LLC) totaling $692,000, which is our costs incurred on the DX-88 for HAE program during the 2006 Period that have not been reimbursed as of September 30, 2006, an amount due to (Dyax—Genzyme LLC) totaling $1.9 million, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2006 Period, increases in accounts payable and accrued expenses of $2.4 million, a decrease in accounts receivable of $1.1 million, and a $1.6 million decrease in prepaid research and development and other assets.  The decrease in deferred revenue is primarily attributed to the recognition of a $1.5 million milestone received from Debiopharm in December 2005.  Our cash used in operating activities for the 2005 Period consisted primarily of our net loss of $25.3 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax—Genzyme LLC) of $9.2 million, depreciation and amortization of fixed assets and intangibles totaling $2.8 million, and a $1.0 million change in operating assets and liabilities.  The change in operating assets and liabilities includes a reimbursement due from the joint venture totaling $2.3 million, which is our costs incurred on the DX-88 for HAE program during the 2005 Period that had not been reimbursed as of September 30, 2005, an amount due to (Dyax—Genzyme LLC) totaling $1.4 million, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2005 Period, a decrease in accounts receivable of $1.1 million and decreases in prepaid research and development and other assets of $523,000.

Our investing activities used cash of $40.9 million in the 2006 Period, compared with $3.2 million in the 2005 Period, primarily due to the timing of the purchase and maturity of our investments.  While these changes are reflected in our statement of cash flows, we do not consider changes between cash and our investments to be material to our business or financial position.  Our investing activities for the 2006 Period also consisted of an increase in restricted cash of $7.1 million, primarily due to the posting of a $7.2 million letter of credit to securitize our amended and restated senior secured promissory note with Genzyme.  Additionally there was a $7.2 million change in investment in joint venture, and fixed asset purchases of $908,000.  Excluding the investment activity, the 2005 Period consists of investment in joint venture of $9.3 million, and fixed asset purchases of $1.2 million.

Our financing activities provided cash of $58.2 million in the 2006 Period and $22.8 million in the 2005 Period.  Our financing activities for the 2006 Period included net proceeds of $30.1 million from our March underwritten public offering, and $29.5 million received from Paul Royalty under our Royalty Interest Assignment Agreement, partially offset by the repayment of long-term obligations of $2.0 million.  These funds have allowed us to proceed with a Phase IIb trial in on-pump cardiothorasic surgery as well as move forward our other clinical leads.  Our financing activities for the 2005 Period included net proceeds of $23.5 million for our May 2005 registered direct offering, partially offset by the repayment of long-term obligations of $1.4 million.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned Dyax $7.0 million pursuant to a senior secured promissory note and security agreement.  On August 22, 2006, the we and Genzyme amended and restated the senior secured promissory note, extending the term of the note from May 2007 to May 2010.  In connection with this amendment, the financial covenants under the senior secured promissory note were eliminated and all of the existing collateral for the senior secured promissory note was released and replaced with a $7.2 million letter of credit.

On August 23, 2006, the we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty), an affiliate of Paul Capital Partners, pursuant to which we received a $30.0 million upfront cash payment in exchange for granting Paul Royalty the right to receive a specified percentage of the net royalties, including all milestones fees and other payments, receivable by us under our phage display LFRP.  We also have an option to receive an additional $5.0 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008.  In conjunction with this transaction, we reimbursed Paul Royalty $500,000 for its costs.

Under the terms of the agreement, Paul Royalty is entitled to 70% of the first $15.0 million of annual net LFRP receipts, 20% of the next $5.0 million of annual net LFRP receipts and 1% of annual net LFRP receipts above $20.0 million.  These percentages will increase on a pro rata basis if we are eligible to and exercises our option for the additional $5.0 million payment.  The agreement also provides for annual guaranteed minimum payments to Paul Royalty, which starts at $1.75 million through 2008, increasing to $3.5 million in 2009 and 2010, $6.0 million from 2011 through 2014 and $7.0 million for years 2015 through 2017.  Paul Royalty’s rights to receive a portion of LFRP receipts will continue for up to 13 years, depending upon the performance of the LFRP.  Upon termination of the agreement, all rights to LFRP receipts will revert to us.

In the event of (i) a change of control of Dyax, (ii) a bankruptcy of Dyax, (iii) a transfer by Dyax of a majority of its assets that has a material effect on either the net present value of the projected LFRP receipts or our ability to pay the guarantees minimum payments, (iv) a transfer by us of any part of the assets supporting the LFRP program other than in the ordinary course of business, or (v) any breach of certain material covenants and representations in the agreement, Paul Royalty has the right to require us to repurchase from Paul Royalty its royalty interest at a price in cash which equals the greater of (a) two hundred percent of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the royalties previously paid, a specified rate of return of 25%.

In the event of breaches of certain other representations or covenants or the occurrence of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require us to repurchase from Paul Royalty its royalty interest at lower prices.  If such an event occurs before the end of 2010, the price will be the greater of (a) 110% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid over to Paul Royalty, a 10% rate of return.  If such an event occurs after 2010, the price will be the greater of (a) 150% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid to Paul Royalty, a 15% rate of return.  Alternatively with respect to events that have a material adverse effect, we can avoid the requirement of repurchasing Paul Royalty’s entire interest in the LFRP by making annual payments to Paul Royalty equal the difference between the actual receipts and the projected LFRP receipts.  Our right to make these alternative payments expires if (a) in any two consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 50% of Paul Royalty’s percentage of  the projected LFRP receipts in each of those years, (b) in any three consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 33% of Paul Royalty’s percentage of the projected LFRP receipts in each of those years or (c) if there are certain other material failures in the LFRP.

In addition, we have the right, but not the obligation, to repurchase the Paul Royalty royalty interest at a price in cash which will provide Paul Royalty, when taken together with the royalties previously paid, with the greater of (i) 175% of the payments made by Paul Royalty under the agreement until August 23, 2008 or 200% of the payments made by Paul Royalty under the agreement thereafter or (ii) an amount sufficient to provide a specified rate of return of 25%.  The agreement also contains certain customary representations, warranties and indemnities.

Pursuant to the terms of the agreement, we have entered into security and lock-box agreements granting Paul Royalty a security interest in and to substantially all assets related to the LFRP in order to secure performance under the agreement and receipt of its agreed share of LFRP receipts.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Contractual Obligations,” we outlined our commitments and contingencies.  In addition to those commitments and contingencies, we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II,LP (Paul Royalty) on August 23, 2006 that is treated for accounting purposes as a debt instrument.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2005, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the nine months ended September 30, 2006.  In the nine months ended September 30, 2006, there have been no changes to our critical accounting policies, except that the following policies have been added in consideration of the signing of our Royalty Interest Assignment Agreement with Paul Royalty Fund and our adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payments” (SFAS 123R), effective January 1, 2006.

Royalty Interest Obligation

Under our Royalty Interest Assignment Agreement with Paul Royalty, we recorded the upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty as a debt instrument.  Based upon the estimated future royalty interest obligation payments expected under this agreement, interest expense was calculated using the effective interest method.  Our best estimate of future royalty interest obligation payments was based upon returning to Paul Royalty an internal rate of return of 25% through future net LFRP receipts.

Share-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS 123R which required us to recognize the expense related to the fair value of stock-based compensation awards in the Unaudited Condensed Consolidated Statement of Earnings. We elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006 we will recognize compensation expense in the Unaudited Condensed Consolidated Statement of Earnings over the remaining vesting period. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

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

•  income tax benefits;

•  credit facilities; and

•  collaborations.

Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. These risks and uncertainties are discussed in more detail in the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A of Part II of this Quarterly Report on Form 10-Q.  Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements speak only as of the date of this report, and we do not undertake any obligation to update or revise them, except as required by law.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents, and short-term and long-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2006, we had cash, cash equivalents and short-term investments of approximately $76.3 million.  Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of September 30, 2006, we had $40.7 million outstanding under short-term and long-term obligations.  Interest rates on $4.1 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  The assumed interest rate on the $29.6 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  For example, a 2% increase in the prime rate would result in an additional $140,000 in annual interest expense.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A — RISK FACTORS

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 other than the addition of the following risks:

Paul Royalty is entitled to a significant portion of our LFRP revenues, which may limit our ability to fund some of our operations.

Under the terms of our Royalty Interest Assignment Agreement with Paul Royalty, Paul Royalty is entitled to receive a percentage of net revenues, including all royalties, milestones, and license fees receivable by Dyax under its phage display Licensing and Funded Research Program (LFRP).

The exact amount of net revenues due to Paul Royalty is based on a specified percentage of net revenues and is subject to a guaranteed minimum.  These percentages range from 70% to 1% on different tiers of the annual net LFRP receipts.  These percentages will increase on a pro rata basis if Dyax is eligible for and exercises its option to require an additional $5 million investment by Paul Royalty.  Annual guaranteed minimum payments to Paul Royalty start at $1.75 million through 2008, increase to $3.5 million through 2010, $6.0 million through 2014 and $7.0 million for years 2015 through 2017.  Paul Royalty’s rights to receive these payments continues for the 10-year term of the agreement, which includes an option under which Paul Royalty can extend this term for 3 additional years depending upon the financial performance of the LFRP.  Upon termination of the agreement, all rights to LFRP receipts will revert to Dyax.

The revenues from the LFRP have historically been used to fund our ongoing operations.  We cannot guarantee that the upfront payment that we received for these revenues will be sufficient to replace these revenues over the term of the agreement with Paul Royalty.  In addition, if the LFRP fails to generate sufficient revenue to fund the annual guaranteed minimum payments to Paul Royalty, Dyax will be required to fund such obligations out of operating cash, further decreasing the funds available to operate its business.   These and other obligations to Paul Royalty may hinder or prevent our ability to achieve our financial or operating objectives.

Under certain circumstances, Paul Royalty can require us to repurchase its royalty interest at substantial prices, the payment of which may significantly deplete our cash resources, limit our ability to enter into significant business transactions or may make us a less attractive acquisition candidate.

Under the terms of our Royalty Interest Assignment Agreement with Paul Royalty, Paul Royalty is entitled to require us to repurchase its royalty interest under the following circumstances: (i) a change in control of Dyax, (ii) a bankruptcy event, (iii) a transfer by us of a majority of our assets that has a material effect on either the net present value of the projected LFRP receipts or our ability to pay the minimum guaranteed payments, (iv) a transfer by us of any part of the assets supporting the LFRP program other than in the ordinary course of business, or (v) any breach of certain material covenants and representations in the agreement.

Under these circumstances Paul Royalty can require us to repurchase its royalty interest, at a repurchase price equal to the greater of (a) 200% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the royalties previously paid, a specified rate of return of 25%.

In addition, in the event of breaches of certain other representations or covenants or the happening of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require us to repurchase from Paul Royalty its royalty interest at lower but still significant prices.  If Paul Royalty requires us to repurchase its royalty interest, it is likely to have a material adverse effect on our ability to fund our operations and could cause us to become insolvent. Since certain events related to but prior to a formal bankruptcy filing could trigger a repurchase event, the exercise of the repurchase option by Paul Capital in such circumstances may increase the likelihood that we will need to file for bankruptcy protection.

Additionally, because Paul Royalty is entitled to exercise its repurchase right upon a change of control, or upon the sale of the LFRP program or its assets, we may not be able to effect an otherwise attractive business transaction that would have one of these results and it will make it more difficult for a third party to acquire us, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

We have pledged our assets related to the LFRP to Paul Royalty; therefore, we may not be free to utilize those assets at our discretion.

Paul Royalty has been granted a security interest in the intellectual property and other assets related to the LFRP.  As a result of the security interest granted to Paul Capital, we may not sell our rights to part or all of those assets, or take certain other actions, without first obtaining the permission of Paul Royalty. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

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

10.1	Agreement Regarding Validation Campaign by and among Dyax Corp., Genzyme Corporation and Dyax-Genzyme LLC dated effective as of July 1, 2006 (executed August 23, 2006). Filed herewith.

10.2†

Royalty Interest Assignment Agreement by and among Dyax Corp. and Paul Royalty Fund Holdings II dated as of August 23, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24537) filed with the Commission on August 29, 2006 and incorporated herein by reference.

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

Date: November 6, 2006
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

10.1	Agreement Regarding Validation Campaign by and among Dyax Corp., Genzyme Corporation and Dyax-Genzyme LLC dated effective as of July 1, 2006 (executed August 23, 2006). Filed herewith.

10.2†

Royalty Interest Assignment Agreement by and among Dyax Corp. and Paul Royalty Fund Holdings II dated as of August 23, 2006. Filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24537) filed with the Commission on August 29, 2006 and incorporated herein by reference.

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