Form 10-K
period 2006-12-31
DYAX CORP
filed 2007-03-13
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (617) 225-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated files and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal second quarter, June 30, 2006, based on the last reported sale price of the registrant’s common stock on The NASDAQ Global Market as of the close of business on that day, was $2.94. The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of March 7, 2007, was 48,159,287.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 17, 2007, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2006, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, “Dyax,” “the Company,” “we,” “our,” and “us” refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, pre-clinical studies, clinical trials and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results, research and development programs, pre-clinical studies, clinical trials, and collaborations include, without limitation, those set forth in Item 1A of this report entitled “Risk Factors”. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2007.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development.

Our lead product candidate, DX-88 (ecallantide), is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. The first such indication involves the use of DX-88 in the treatment of hereditary angioedema (HAE). In this indication, we have successfully completed three Phase II trials and, in November 2006, we treated our last patient in a Phase III trial, known as EDEMA3. Additionally, we plan to initiate a confirmatory trial, known as EDEMA4, starting in the first quarter of 2007. DX-88 has orphan drug designation in the U.S. and E.U., as well as Fast Track designation in the U.S. for the treatment of acute attacks of HAE.

In the second indication for DX-88, we have successfully completed a Phase I/II trial for the prevention of blood loss during on-pump coronary artery bypass graft, or CABG surgery. Dyax has also initiated a Phase II trial for further development of DX-88 in patients undergoing what is more broadly defined as on-pump cardiothoracic surgery, or on-pump CTS,  which includes on-pump CABG surgery and heart valve replacement and repair procedures.

In addition to our clinical stage programs, we have 14 other product candidates in our discovery and development pipeline, two of which are currently in preclinical development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that we believe is important in the process of blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer.

All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it broadly through licenses and collaborations so that other biopharmaceutical and pharmaceutical companies can use the technology to discover and develop biopharmaceutical leads. Through this program, which we refer to as our Licensing and Funded Research Program (LFRP), we maintain more than 70 revenue generating licenses and collaborations. Under the LFRP, our licensees and collaborators have 13 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates are in various stages of discovery research. We are entitled to receive milestones and/or royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized. During 2006, we monetized and sold a portion of the future revenues generated through the LFRP to an affiliate of Paul Capital Partners for $30 million in upfront cash with an option for an additional $5 million if the LFRP achieves specified revenue levels by the end of 2008.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE. In addition, we are moving forward on the clinical development of DX-88 as a treatment for patients undergoing on-pump CTS, and will be in a position to advance one other product candidate into the clinic in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to develop and commercialize new therapeutic product candidates.

We continued to incur losses in 2006 and expect to incur significant operating losses over at least the next several years. We do not expect to generate profits unless and until the therapeutic products from our development portfolio reach the market, which can only occur after being subjected to the uncertainties of the regulatory approval process.

We incorporated in Delaware in 1989 and merged with Protein Engineering Corporation in August 1995. Our principal executive offices are located at 300 Technology Square, Cambridge, Massachusetts, 02139.

Our Clinical Development Programs

Our clinical development program consists of ongoing programs to develop DX-88, our lead product candidate, in two separate indications.

What is DX-88?   DX-88, also known generically as ecallantide, is a compound that we developed using phage display and that we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in the liquid portion of blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases. We believe that DX-88 may allow for fewer side effects and/or be more effective than other marketed inhibitors of kallikrein, which lack DX-88’s specificity and affinity for plasma kallikrein.

DX-88 for the Treatment of HAE.   Hereditary angioedema, or HAE, is a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities. In severe cases of HAE involving swelling of the larynx, HAE is life threatening and may require insertion of a breathing tube to prevent asphyxiation. There is no approved therapy in the US for acute attacks of HAE. The frequency of attacks may be reduced with the chronic use of anabolic steroids. While this can reduce the frequency of attacks in some people, steroids are ineffective in treating an acute attack and are associated with many serious side effects. Published research indicates that plasma kallikrein is a primary mediator of both the pain and swelling in HAE. We believe that DX-88 has the potential to decrease both the severity and duration of symptoms during acute HAE attacks and, therefore, may provide an effective treatment for this disease.

HAE affects between 1 in 10,000 to 1 in 50,000 people around the world. Despite the fact that 85% of sufferers experience symptoms before age 20, 68% of patients are not diagnosed until after age 20. There are estimated to be approximately 10,000 immediately addressable HAE patients in the U.S. and Europe.

In February, 2007, we reached a mutual agreement with Genzyme Corporation to terminate our collaboration to develop DX-88 as a treatment for HAE. As a result, we now own all of the rights to DX-88 worldwide, including the rights to develop and commercialize DX-88 in HAE. In May 2004, we successfully completed a Phase II, 48 patient, dose escalating, placebo-controlled study, known as EDEMA1. In January 2006, we treated the last patient in a large, open label, repeat dose Phase II trial, known as EDEMA2, and in November 2006, we treated the last patient in a placebo-controlled, worldwide, multi-center Phase III trial, known as EDEMA3. All of the clinical trials that we conducted in HAE during 2006 utilized a 30 mg subcutaneous dose, which was a change from an earlier intravenous method. We expect to seek marketing approval using this dosing level and route of administration.

As a result of recent discussions with the FDA, we now plan to complete a confirmatory placebo-controlled trial, known as EDEMA4, which we expect to start in the first quarter of 2007. This trial is intended to further support the validity of the patient reported outcome (PRO) methodology used in the EDEMA3 trial and confirm the efficacy and safety of DX-88. In addition, an open label continuation study will be conducted to augment our clinical data with respect to DX-88. In light of these trials and based upon our recent discussions with the FDA, we are now estimating regulatory approval in the U.S. in late 2008, followed closely by approval in the European Union.

To date, our study results in patients exposed to multiple doses suggest that DX-88 can provide repeated therapeutic benefit to HAE patients for all types of HAE attacks, including potentially fatal laryngeal attacks. Furthermore, there is no apparent decrease in DX-88’s therapeutic effects on HAE attacks in these patients. To date, DX-88 has been well tolerated in clinical trials.

DX-88 for On-Pump CTS.   Worldwide, it is estimated that there are over one million procedures performed involving on-pump cardiothoracic surgery (on-pump CTS) performed each year. CTS procedures are performed for patients who have narrowings or blockages of the coronary arteries and often involve use of a heart-lung machine, which is commonly referred to as the “pump”. In these procedures, the heart is stopped with medications and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and perform the bypass while the heart is stationary.

The use of the pump during on-pump CTS procedures elicits an adverse systemic inflammatory response. Many patients undergoing on-pump CTS procedures experience significant intraoperative blood loss that requires transfusion. Kallikrein has been implicated in the body’s response to on-pump, heart surgery as a major contributor to the significant blood loss seen in on-pump CTS patients and to the pathologic inflammation that plays a role in the complications of on-pump CTS procedures. The only currently approved and available inhibitor of plasma kallikrein is aprotinin, currently marketed by Bayer AG under the name of Trasylol®.

We are currently developing DX-88 as an alternative treatment for patients undergoing on-pump CTS procedures. In December 2003, we completed the evaluation of DX-88 in a Phase I/II trial in the United States for the prevention of blood loss in patients undergoing on-pump CABG surgeries. Furthermore, we have initiated a Phase II study for further development of DX-88 in this on-pump CTS indication, including CABG and heart valve replacement and repair procedures. We believe that DX-88 may have benefits over aprotinin, as it is a recombinant human protein while aprotinin is animal-derived, which may make it appear less foreign to the patient’s immune system. DX-88 has also been shown in vitro to be 1,000 times more potent than aprotinin as an inhibitor of plasma kallikrein.

Other Biopharmaceutical Discovery and Development Programs

In addition to our lead product candidate, DX-88, we are also actively pursuing other biopharmaceutical discovery and development programs, with an emphasis on oncology and inflammatory indications.  Through the use of our proprietary phage display technology, we have been able to establish a broad discovery platform to identify compounds that interact with a wide array of targets that are membrane proteins or circulating proteins, all of which have been shown to be involved in pathologic processes. Our discovery capabilities have been further enhanced through automation and as a result, we are now able to evaluate a large number of molecules binding to each target. In this way we can rapidly identify and select a specific antibody, peptide or small protein with the desired biochemical and biological characteristics. While our discovery research efforts are focused primarily on monoclonal antibodies, we are also testing the in vitro and in vivo efficacy of several of our peptide and small protein compounds.

In addition to our clinical stage programs, we currently have 14 other product candidates in our discovery and development pipeline, two of which are currently in preclinical development. Our most advanced is DX-2240, the first fully human monoclonal antibody product candidate that we developed using our phage libraries. It targets the Tie-1 receptor on tumor blood vessels. This antibody inhibits tumor vascular development by a mechanism distinct from the ones targeting other pathways such as the vascular endothelial growth factor, or VEGF, pathway. In animal models to date, DX-2240 has been shown to inhibit lung, colorectal, renal, pancreatic and prostate tumor growth and has shown significant inhibition activity in combination with other cancer therapies, such as Genentech’s Avastin® and Bayer’s Nexavar®.

Currently, we are concluding preclinical studies on DX-2240 and will be in a position to file an IND in the second half of 2007.

In December, 2005, we restructured our long-standing collaboration with Debiopharm S.A. with respect to Dyax’s proprietary neutrophil elastase inhibitor, known as DX-890 (depelestat). Under the new agreement, Debiopharm was granted exclusive worldwide rights for the development, manufacture and commercialization of a native form of DX-890 in cystic fibrosis (CF) and acute respiratory distress syndrome (ARDS). We will receive milestone payments and royalties from Debiopharm to the extent that DX-890 advances in development and is ultimately commercialized in these indications.

In addition, we retain all rights to develop DX-890 in other indications, as well as all rights to develop other internally discovered neutrophil elastase inhibitors in all indications, including CF and ARDS. We are currently exploring the therapeutic potential of an extended half-life version of DX-890 in chronic obstructive pulmonary disease (COPD).

Leveraging Phage Display

Scientists can use phage display to improve the speed and cost effectiveness of drug discovery and optimization. Phage display offers important advantages over, and can be used to improve, other drug discovery technologies that are currently employed to identify biopharmaceutical leads.

Over the past several years, we have brought on-line high-throughput automated capacity, developed state-of-the-art antibody phage display libraries, and successfully implemented a strategy under which, as of today, we believe we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Cambridge Antibody Technology Limited, Domantis Limited, Genentech, Inc. and XOMA Ireland Limited. As a result of these activities, we now have an industry-leading technology that allows us to identify fully human antibodies with high specificity and high affinity and to move product candidates rapidly into both in vitro testing and optimization.

Although we use this technology primarily to advance our own internal development activities, we also leverage it broadly through licenses and collaborations so that other biopharmaceutical and pharmaceutical companies can use it to discover and develop biopharmaceutical leads.

Licensing and Funded Research Program.   Under our Licensing and Funded Research Program (LFRP), we maintain more than 70 revenue generating licenses and collaborations with other biopharmaceutical and pharmaceutical companies. Currently, the types of licenses and collaborations that we enter into fall into one of three distinct structures:

•       Patent Licenses.   Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use our core phage display patents (known as the Ladner patents), to discover and develop biologic compounds for use in specified fields. We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields. Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage-display technologies which they have developed or which they control. We believe that these provisions allow us to practice enhancements to phage display developed by our licensees. We currently have more than 45 patent licensees worldwide.

•       Library Licenses.   Under our library license program, we grant our licensees rights to use our proprietary phage display libraries in connection with their internal therapeutic development programs. We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets. In addition, with respect to our antibody library license agreements, we include sublicenses to technology that we have cross licensed from Affimed Therapeutics, Affitech, Biosite, Cambridge Antibody Technology, Domantis, Genentech and XOMA. The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term. Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. Our library licensees currently include Amgen, Biogen Idec, Genzyme, ICOS, ImClone Systems, Human Genome Sciences, Merck Serono, MedImmune, Tanox, Trubion, Zenyth Therapeutics and Zymogenetics.

•       Funded Research.   Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators. Our funded research collaborators include AstraZeneca, Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack Pharmaceuticals and Trubion.

While our licenses and collaborations primarily focus on therapeutic programs, the LFRP also encompasses the use of phage display technology in a number of other ways. For example, often the binding compounds that we discover for biopharmaceutical targets can be used in diagnostic or imaging formats to assess therapeutic effectiveness and monitor disease progression. In addition, other binding compounds we discover, known as ligands, have a high affinity and high specificity, and can be used for the purification of biopharmaceuticals. Binding compounds are also active components of many research products used for drug discovery and development, specifically to detect and analyze proteins.

In the diagnostic imaging and research product fields, we have formed collaborations, and we also license others to practice our phage display technology in those fields. For example, we have granted a non-exclusive license to our phage display technology for the development of diagnostic imaging products to Bracco, a leader in the imaging products market. We previously used our phage display technology to identify peptides for Epix Medical (now Epix Pharmaceuticals) to use in blood clot imaging applications in the magnetic resonance imaging field.

In the area of affinity separations, we have granted licenses to Wyeth and Human Genome Sciences to use ligands that we developed for them. Wyeth is using a Dyax ligand for purification of its recombinant blood factor product, ReFacto AF, for treating hemophilia and Human Genome Sciences is using a Dyax ligand to purify its B-Lymphocyte Stimulator Protein.

Currently, 13 product candidates generated by our licensees or collaborators under the LFRP are in clinical trials. Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development. We anticipate that we will receive milestones and royalties from our licensees and collaborators to the extent that these product candidates advance in development and are ultimately commercialized.

Paul Royalty Financing.   In August 2006, we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, under which we received an upfront payment of $30 million. In exchange for this payment, we assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by us under the LFRP through 2017, with Paul Royalty retaining the right to extend the term of this agreement for an additional two years if certain conditions are not met. We also have an option to receive an additional $5 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008, which would result in a pro rata increase in our payments to them.

Under the terms of the agreement, Paul Royalty was assigned a portion of the annual net LFRP receipts. The portion assigned to Paul Royalty is tiered as follows:  70% of the first $15 million in annual receipts, 20% of the next $5 million, and 1% of any receipts above $20 million. These percentages will increase on a pro rata basis if we are eligible to and elect to exercise our option for the additional $5 million payment. The agreement also provides for annual guaranteed minimum payments to Paul Royalty, which start at $1.75 million through 2007 and increase to $3.5 million in 2008 and 2009, $6 million for years 2010 through 2013 and $7 million for years 2014 through 2017. Upon termination of the agreement, all rights to LFRP receipts will revert to us.

In the event of (i) a change of control of Dyax, (ii) a bankruptcy of Dyax, (iii) a transfer of a majority of our assets that has a material effect on either the net present value of the projected LFRP receipts or our ability to pay the guaranteed minimum payments, (iv) a transfer by us of any part of our assets supporting the LFRP program other than in the ordinary course of business, or (v) any breach of certain material covenants and representations in the agreement, Paul Royalty has the right to require us to repurchase their royalty interest. Under such circumstances, the repurchase price would equal the greater of (a) two hundred percent of the amount paid by Paul Royalty to us less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the payments that they previously received from the LFRP, a specified rate of return of 25%.

In the event of breaches of certain other representations or covenants or the occurrence of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require us to repurchase their royalty interest at lower prices. If such an event occurs before the end of 2010, the price will be the greater of (a) 110% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid over to Paul Royalty, a 10% rate of return. If such an event occurs after 2010, the price will be the greater of (a) 150% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid to Paul Royalty, a 15% rate of return. Alternatively, with respect to certain events, we can avoid the requirement to repurchase Paul Royalty’s entire interest in the LFRP by making annual payments to Paul Royalty equal to the difference between actual receipts and projected LFRP receipts. Our right to make these alternative payments expires if (a) in any two consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 50% of Paul Royalty’s percentage of  the projected LFRP receipts in each of those years, (b) in any three consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 33% of Paul Royalty’s percentage of the projected LFRP receipts in each of those years or (c) if there are certain other material failures in the LFRP.

In addition, we have the right, but not the obligation, to repurchase Paul Royalty’s royalty interest at a price in cash which will provide them, when taken together with the royalties previously paid, with the greater of (i) 175% of the payments made by Paul Royalty under the agreement until August 23, 2008 or 200% of the payments made by Paul Royalty under the agreement thereafter or (ii) an amount sufficient to provide a specified rate of return of 25%.

Pursuant to the terms of the Paul Royalty agreement, Dyax has entered into security and lock-box agreements granting Paul Royalty a security interest in and to substantially all assets related to the LFRP in order to secure performance under the agreement and receipt of its agreed share of LFRP receipts.

The scope of our agreement with Paul Royalty is limited to its specified portion of receipts generated under the LFRP. Paul Royalty has no rights with respect to our internal or co-development programs and we will retain all rights and revenues relating to such programs.

Co-Development Program.   In addition to the LFRP, we also leverage our phage display technology through our co-development program. Under this program, we collaborate with other biopharmaceutical companies to discover and jointly develop therapeutic leads. Under the typical co-development collaboration, we use our phage display libraries to identify antibody, peptide and small protein compounds that bind to disease targets provided by our co-development collaborator. With our collaborator, we evaluate the leads that we generate during the research phase of our collaboration to determine if we wish to jointly develop and commercialize such leads as therapeutics. Our co-development collaborators currently include CSIRO, Inhibitex and Syntonix Pharmaceuticals, now a wholly owned subsidiary of Biogen Idec.

Our Phage Display Technology and How it Works

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

•                    Speed and cost effectiveness.   We can construct phage display libraries in a few months and rapidly select binding compounds for characterization in screening assays. Conventional or combinatorial chemistry approaches require between several months and several years to complete this process. Similarly, mouse and human-mouse technologies generally require four to six months to identify an antibody. As a result, our phage display technology can significantly reduce the time and expense required to identify an antibody, peptide or small protein with desired binding characteristics.

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

•                    Rapid optimization.   We screen phage display libraries to identify binding compounds with high affinity and high specificity for the desired target and can design and produce successive generations of phage display libraries to further optimize the leads. We have demonstrated between 10- and 1000-fold improvement in binding affinity with second-generation phage display libraries. Optimization of humanized mouse or human-mouse antibodies can be more difficult and may not progress as rapidly.

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

For DX-88 as a treatment for HAE, our principal competitors include Jerini AG, Pharming Group N.V., Lev Pharmaceuticals, Inc and CSL Behring. CSL Behring currently markets Berinert®, a plasma-derived C1 esterase inhibitor that is approved for the treatment of HAE in several European countries. CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1 esterase inhibitor and has initiated a Phase III clinical trial in the United States. Jerini has received orphan drug designations from both the FDA and EMEA for its bradykinin receptor antagonist, known as Icatibant, which is delivered by subcutaneous injection. Jerini has completed Phase III clinical trials with Icatibant in the United States and Europe. Pharming has received orphan drug designations from both the FDA and EMEA, as well as a fast track designation from the FDA for its recombinant C1 esterase inhibitor. Pharming has initiated Phase III clinical trials in both the US and Europe and in July 2006 announced the submission of a Marketing Authorization Application to the EMEA. Lev Pharmaceuticals has received both fast track and orphan drug designations from the FDA for its plasma-derived C1 esterase inhibitor and has completed a Phase III clinical trial in the United States. Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

For DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, our principal competitors are Bayer AG and Xanodyne Pharmaceuticals, Inc. Bayer currently markets Trasylol® (aprotinin) and  Xanodyne currently markets Amicar® (aminocaproic acid), both of which are used for the reduction of blood loss during on-pump CTS procedures. A number of other organizations, including Novo Nordisk A/S and Vanderbilt University, are developing other products for this indication.

For our potential oncology product candidates, including DX-2240, our potential competitors include numerous pharmaceutical and biotechnology companies, most of which have substantially greater financial resources and experience than we do.

In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which others and we are seeking to develop antibody, peptide and/or small protein products.

Our phage display technology is one of several technologies available to generate libraries of compounds that can be used to discover and develop new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Amgen Inc. (as a result of its acquisition of Abgenix Inc.), Medarex Inc., Genmab A/S, and Protein Design Labs, Inc. are leaders in these technologies. Further, we license our phage display patents and libraries to other parties in the fields of therapeutics and diagnostic products on a non-exclusive basis. Our licensees may compete with us in the development of specific therapeutic and diagnostic products. In particular, BioInvent International AB, Cambridge Antibody Technology Group plc (CAT), Domantis Limited, Morphosys AG, and XOMA Ireland Limited, all of which have licenses to our base technology, compete with us, both to develop therapeutics and to offer research services to larger pharmaceutical and biotechnology companies. Biosite Incorporated, which is also a patent licensee of ours, has partnered with Medarex, Inc. to combine phage display technology with transgenic mouse technology to create antibody libraries derived from the RNA of immunized mice. In addition, companies are also attempting to develop new antibody engineering technology. These include CAT, now a wholly owned subsidiary of AstraZeneca, which is developing ribosomal display technology and antibody mimics, Diversa Corp., which is developing combinatorial arrays for large-scale screening of antibodies, Domantis, which makes single domain antibody libraries, and Novagen, Inc., which is developing cDNA display technology.

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

Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications for phage display, known as the Ladner patents, include U.S. Patent Nos. 5,837,500, which expires June 29, 2010, 5,571,698, which expires June 29, 2010, 5,403,484, which expires April 4, 2012, 5,223,409, which expires June 29, 2010, 6,979,538, which expires June 29, 2010, 7,118,759, which expires July 27, 2009, and issued patents in Canada, Israel, and Japan, as well as pending patent applications in the United States and other countries. These phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

For our therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display. These patent rights now include U.S. Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, and 6,333,402, which expires January 11, 2014, and European Patent No. 739355 which expires January 11, 2015, as well as issued patents in Canada and Japan, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides.

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

Our phage display patent rights are central to our non-exclusive patent licensing program and our performance under our related agreement with Paul Royalty. We offer non-exclusive licenses under our phage display patent rights to companies and non-profit institutions in the fields of therapeutics, diagnostics and other select fields. In jurisdictions where we have not applied for, obtained, or maintained patent rights, we will be unable to prevent others from developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we cannot assure that we will be able to prevent others from selling or importing products or technologies derived using phage display.

We are aware that other parties have patents and pending applications to various products and processes relating to phage display technology. Through licensing our phage display patent rights, we have secured a limited ability to practice under some of the third party patent rights relating to phage display technology. These rights are a result of our standard license agreement, which contains a covenant by the licensee that it will not sue us under the licensee’s phage display improvement patents. In addition, we have sought and obtained affirmative rights of license or ownership under certain patent rights relating to phage display technology owned by other parties. For example, in addition to our amended license agreement with CAT, we have entered into licensing agreements with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Domantis and Genentech, Inc. under which we granted each of those companies rights to practice our phage display patents and in return received rights to practice under their phage display related patents. These types of agreements in which each party licenses technology to the other are referred to as cross-licensing agreements. We have also entered into a cross-licensing agreement with XOMA Ireland Limited under which we received a license to use XOMA’s antibody expression technology to develop antibody products for ourselves and our collaborators. We also received a license from XOMA to produce antibodies. In exchange we agreed to pay XOMA a license fee and a royalty in connection with the sale of any of our antibody products. We also granted XOMA a license to our phage display patents and agreed to provide them with limited quantities of our antibody phage display libraries.

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

•                    human clinical trials, which are frequently time consuming and costly to establish safety and effectiveness of the product that normally occur in three phases each monitored by the FDA;

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

The requirements for testing and approval for in vitro diagnostic products, which are usually regulated as medical devices, can be somewhat less onerous than for pharmaceutical products, but similar steps are usually required. All our internal product candidates, including our plasma kallikrein inhibitor, DX-88, and the pharmaceutical and diagnostic products of our collaborators and licensees, will need to complete successfully the FDA-required testing and approvals before they can be marketed. There is no assurance that we or our collaborators can gain the necessary approvals. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy. In addition, following approval, manufacturers must continue to report all adverse events of which they become aware to the FDA. On occasion such events may be sufficiently serious to warrant changes in the approved uses of products, or in especially serious cases, removal from the market. This, should it occur, could also produce material adverse effects on our business.

Foreign Regulatory Approval.   In many countries outside the United States, especially within the European Union (EU), governmental regulatory authorities similar to the FDA must approve the investigational program and/or marketing application for pharmaceutical and diagnostic products. New legislation for investigative medicinal products was implemented by all EU member states on May 1, 2004. Despite attempts to harmonize regulations in all member states, differences continue to exist which may result in delays in the initiation of clinical trials. Following the conclusion of the clinical evaluation of a medicinal product, a marketing authorization is prepared and submitted. The format of the required documentation has been harmonized to some extent in the United States, the European Union, and Japan. In addition, the national laws governing manufacturing requirements, advertising and promotion, and pricing and reimbursement may vary widely. Therefore, the time to market can vary widely among different regions and countries. In addition, the export to foreign countries for investigation and /or marketing of medicinal products that have been manufactured in the US but not approved for marketing by the FDA is subject to US law as well as the laws of the importing country and may require one or more regulatory authorizations. There is no assurance that we will be able to gain the necessary authorizations in a timely fashion or at all. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy.

Environmental, Health, Safety and Other Regulations.   In addition to the laws and regulations that apply to the development, manufacture and sale of our products, our operations are subject to numerous foreign, federal, state and local laws and regulations. Our research and development activities involve the use, storage, handling and disposal of hazardous materials and chemicals and, as a result, we are required to comply with regulations and standards of the Occupational Safety and Health Act and other safety and environmental laws. Although we believe that our activities currently comply with all applicable laws and regulations, the risk of accidental contamination or injury cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, which could have a material adverse effect on our business, financial condition and results of operations.

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

Segment Information

We provide financial information by geographical area in Note 13 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

As of December 31, 2006, we had 161 employees worldwide, including 36 with Ph.D.s and/or M.D.s. Approximately 115 of our employees are in research and development, 3 in business development and 43 in administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

Additional Information

We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 available without charge through our website, www.dyax.com, as soon as reasonably practicable after filing them with the Securities and Exchange Commission. Information contained on the website is not part of this report.

ITEM 1A.        RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. Any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words or phrases of expectation or uncertainty like “believe,” “anticipate,” “plan,” “expect,” “intend,” “project,” “future,” “may,” “will,” “could,” “would” and similar words to help identify forward-looking statements.

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

We have incurred operating losses since our inception in 1989. As of December 31, 2006, we had an accumulated deficit of approximately $232.6 million. We expect to incur substantial additional operating losses over the next several years as our research, development, pre-clinical testing and clinical trial activities increase, particularly with respect to our current lead product candidate, DX-88. We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue.

Currently, we generate revenue from collaborators through research and development funding and through license and maintenance fees that we receive in connection with the licensing of our phage display technology. In August 2006, we sold a portion of the receipts from these fees to Paul Royalty for an upfront payment of $30 million.

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

We expect that existing cash, cash equivalents, and short-term investments plus anticipated cash flow from product development, collaborations and license fees (as reduced by payments under our agreement with Paul Royalty) will be sufficient to support our current operating plans into 2008. We may, however, need or choose to raise additional funds before then. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

Any biopharmaceutical or diagnostic product that we develop will be subject to rigorous clinical trials and an extensive regulatory approval process implemented by the FDA and analogous foreign regulatory agencies. This approval process is typically lengthy and expensive, and approval is never certain. Positive results from pre-clinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We do not know when, or if, our ongoing clinical trials will be completed. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating. For example, four other companies are conducting clinical trials of treatments for HAE and have announced plans for trials that are seeking or likely to seek patients with HAE. In addition, competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

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

Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. Our Investigational New Drug Applications for our recombinant protein DX-88, for example, were placed on clinical hold by the FDA in May 2004, following the FDA’s evaluation of certain animal test data submitted by us. Although that study was allowed to continue, we were required by the FDA to conduct additional testing at additional expense. There is no guarantee that we will be able to resolve similar issues in the future, either as quickly, or at all. In addition, our or our collaborators’

failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

In November, 2006, we treated our last patient in a Phase III clinical trial of DX-88 for the treatment of HAE and we plan to initiate a confirmatory trial starting in the first quarter of 2007. Before filing a Biologic License Application (BLA) for marketing approval of this product in this indication, we will need to complete this confirmatory trial. HAE is an indication with a particularly small patient population, and this trial may, for this or any of the other reasons described above, take longer than anticipated to initiate and/or to complete.

We lack experience in conducting clinical trials, handling regulatory processes, and conducting sales and marketing activities, any or all of which may adversely affect our ability to commercialize any biopharmaceuticals that we may develop.

We have hired experienced clinical development, regulatory, and marketing staff to develop and supervise our clinical trials, regulatory processes, and sales and marketing activities. However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and pre-clinical research studies for the foreseeable future. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may also experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider. However, changing our service provider may be costly and may delay our trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

The exact amount of net revenues due to Paul Royalty is based on a specified percentage of net revenues and is subject to a guaranteed minimum. These percentages range from 70% to 1% on different tiers of the annual net LFRP receipts. These percentages will increase on a pro rata basis if Dyax is eligible for and exercises its option to require an additional $5 million investment by Paul Royalty. Annual guaranteed minimum payments to Paul Royalty start at $1.75 million through 2007 and increase to $3.5 million in 2008 and 2009, $6.0 million for years 2010 through 2013 and $7.0 million for years 2014 through 2017. Paul Royalty’s rights to receive these payments continues for the 10-year term of the agreement, which includes an option under which Paul Royalty can extend this term for two additional years depending upon the financial performance of the LFRP. Upon termination of the agreement, all rights to LFRP receipts will revert to Dyax.

The revenues from the LFRP have historically been used to fund our ongoing operations. We cannot guarantee that the upfront payment that we received for these revenues will be sufficient to replace these revenues over the term of the agreement with Paul Royalty. In addition, if   the LFRP fails to generate sufficient revenue to fund the annual guaranteed minimum payments to Paul Royalty, we will be required to fund such obligations out of operating cash, further decreasing the funds available to operate its business.  These and other obligations to Paul Royalty may hinder or prevent our ability to achieve our financial or operating objectives.

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

In addition, in the event of breaches of certain other representations or covenants or the happening of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require us to repurchase from Paul Royalty its royalty interest at lower but still significant prices. If Paul Royalty requires us to repurchase its royalty interest, it is likely to have a material adverse effect on our ability to fund our operations and could cause us to become insolvent. Since certain events related to but prior to a formal bankruptcy filing could trigger a repurchase event, the exercise of the repurchase option by Paul Royalty in such circumstances may increase the likelihood that we will need to file for bankruptcy protection.

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

Our business strategy includes leveraging some of our product candidates, as well as our proprietary phage display technology, through collaborations and licenses that are structured to generate revenues through license fees, technical and clinical milestone payments, and royalties. For us to continue to receive any significant payments from our licenses and collaborations and generate sufficient revenues to meet the minimum required payments under our agreement with Paul Royalty, the relevant product candidates must advance through clinical trials, establish safety and efficacy, and achieve regulatory approvals and market acceptance. In general, however, under our existing license and collaboration agreements, our licensees and collaborators:

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

Paul Royalty has been granted a security interest in the intellectual property and other assets related to the LFRP. As a result of the security interest granted to Paul Royalty, we may not sell our rights to part or all of those assets, or take certain other actions, without first obtaining the permission of Paul Royalty. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

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

For DX-88 as a treatment for HAE, our principal competitors include Jerini AG, Pharming Group N.V., Lev Pharmaceuticals, Inc and CSL Behring. CSL Behring currently markets Berinert®, a plasma-derived C1 esterase inhibitor that is approved for the treatment of HAE in several European countries.

CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1 esterase inhibitor and has initiated a Phase III clinical trial in the United States. Jerini has received orphan drug designations from both the FDA and EMEA for its bradykinin receptor antagonist, known as icatibant, which is delivered by subcutaneous injection. Jerini has completed Phase III clinical trials with icatibant in the United States and Europe. Pharming has received orphan drug designations from both the FDA and EMEA, as well as a fast track designation from the FDA for its recombinant C1 esterase inhibitor. Pharming has initiated Phase III clinical trials in both the US and Europe and in July 2006 announced the submission of a Marketing Authorization Application to the EMEA. Lev Pharmaceuticals has received both fast track and orphan drug designations from the FDA for its plasma-derived C1 esterase inhibitor and has completed a Phase III clinical trial in the United States. Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

For DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, our principal competitors are Bayer AG and Xanodyne Pharmaecuticals, Inc. Bayer currently markets Trasylol® (aprotinin) and  Xanodyne currently markets Amicar® (aminocaproic acid), both of which are used for the reduction of blood loss during on-pump CTS procedures. A number of other organizations, including Novo Nordisk A/S and Vanderbilt University, are developing other products for this indication.

For our potential oncology product candidates, including DX-2240, our potential competitors include numerous pharmaceutical and biotechnology companies, most of which have substantially greater financial resources and experience than we do.

In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which others and we are seeking to develop antibody, peptide and/or small protein products.

Our phage display technology is one of several technologies available to generate libraries of compounds that can be used to discover and develop new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Amgen Inc. (as a result of its acquisition of Abgenix Inc.), Medarex Inc., Genmab A/S, and Protein Design Labs, Inc. are leaders in these technologies. Further, we license our phage display patents and libraries to other parties in the fields of therapeutics and diagnostic products on a non-exclusive basis. Our licensees may compete with us in the development of specific therapeutic and diagnostic products. In particular, BioInvent International AB, Cambridge Antibody Technology Group plc (CAT), Morphosys AG and XOMA Ireland Limited, all of which have licenses to our base technology, compete with us, both to develop therapeutics and to offer research services to larger pharmaceutical and biotechnology companies. Biosite Incorporated, which is also a patent licensee of ours, has partnered with Medarex, Inc. to combine phage display technology with transgenic mouse technology to create antibody libraries derived from the RNA of immunized mice. Other companies are attempting to develop new antibody engineering technology. These include CAT, a wholly owned subsidiary of AstraZeneca, which is developing ribosomal display technology and antibody mimics, Diversa Corp., which is developing combinatorial arrays for large-scale screening of antibodies, Domantis Limited, which makes single domain antibody libraries, and Novagen, Inc., which is developing cDNA display technology.

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

Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Cambridge Antibody Technology Limited, Domantis Limited, Genentech, Inc. and XOMA Ireland Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from other third parties. In order for us to commercialize a process or product, we may need to license the patent rights of other parties. If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products. If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties, which would adversely affect us and our ability to meet our obligation to Paul Royalty. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products.

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

The issues relating to the validity, enforceability and possible infringement of our patents present complex factual and legal issues that we periodically reevaluate. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through our cross-licensing agreement with Affimed, Affitech, Biosite, Domantis, Genentech, XOMA and CAT, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from third parties. While we believe that we will be able to obtain any needed licenses, we cannot assure that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products. Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights it could have a material adverse effect on our business.

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

•                    the effect of the reduction in receipts that we will receive from our licensing and funded research program as a result of our agreement with Paul Royalty;

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

We receive product development and license fees from international collaborations. For the year ended December 31, 2006, we earned revenue of approximately $6.9 million from non-US based companies. All of our revenue contracts are paid in US dollars. We expect that international product development and license fees will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in subsidiaries located in the European Union. Our operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ Global Market rules, have required an increased amount of management attention and external resources. We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We may be unable to make any future acquisitions in an effective manner. In addition, the ownership represented by the shares of our common stock held by our existing stockholders will be diluted if we issue equity securities in connection with any acquisition. If we make any significant acquisitions using cash consideration, we may be required to use a substantial portion of our available cash. If we issue debt securities to finance acquisitions, then the debt holders would have rights senior to the holders of shares of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our shares of common stock. Acquisition financing may not be available on acceptable terms, or at all. In addition, we may be required to amortize significant amounts of intangible assets in connection with future acquisitions. We might also have to recognize significant amounts of goodwill that will have to be tested periodically for impairment. These amounts could be significant, which could harm our operating results.

Our common stock may continue to have a volatile public trading price and low trading volume.

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through February 28, 2007, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

In June of 2001, we signed a ten-year lease with the Massachusetts Institute of Technology (MIT) for office space in the building known as 300 Technology Square in Cambridge, Massachusetts. This building, which was sold by MIT to ARE-Tech Square, LLC in June of 2006, serves as our corporate headquarters and main research facility. Currently, we lease approximately 67,000 square feet. We are obligated to lease approximately 24,000 square feet of additional space on November 1, 2007, which we expect to sublease to the two tenants currently occupying such space. Under the terms being finalized with these tenants, both subleases will expire on October 31, 2009. We have the option to extend our lease for two additional five-year terms. We have provided the lessor with a Letter of Credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. Through our subsidiary, Dyax S.A., we maintain 10,000 square feet of leased laboratory and office space in Liege, Belgium to support our research efforts.

ITEM 3.                LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol DYAX. As of March 7, 2007, there were 48,159,287 shares of our common stock outstanding, which were held by approximately 218 common stockholders of record.

The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$6.38	$4.82
Second Quarter	$5.87	$2.63
Third Quarter	$3.63	$2.63
Fourth Quarter	$3.65	$2.85

	High	Low
Fiscal year ended December 31, 2005:
First Quarter	$7.53	$3.15
Second Quarter	$5.60	$3.04
Third Quarter	$6.82	$4.57
Fourth Quarter	$5.79	$3.98

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

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 have been prepared from our audited financial statements and the selected consolidated financial data at December 31, 2004 and 2003 and for the years ended December 31, 2003 and 2002 have been prepared from our audited financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data at December 31, 2002 has been prepared from our accounting records. On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary known as Biotage. The following data includes all activities of Biotage presented as discontinued operations.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Product development and license fee revenues	$12,776	$19,859	$16,590	$16,853	$17,750
Research and development:
Research and development expenses	53,637	47,376	39,432	29,990	28,713
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(16,100)	(20,688)	(10,408)	(5,203)	—
Net research and development	37,537	26,688	29,024	24,787	28,713
Equity loss in joint venture (Dyax- Genzyme LLC)	10,352	11,952	5,988	2,243	—
General and administrative expenses	14,658	12,784	14,451	13,205	14,882
Total operating expenses	62,547	51,424	49,463	40,235	43,595
Loss from operations	(49,771)	(31,565)	(32,873)	(23,382)	(25,845)
Other (expense) income, net	(552)	621	(241)	(1,112)	(795)
Loss from continuing operations	(50,323)	(30,944)	(33,114)	(24,494)	(26,640)
Gain on sale of Biotage, net of tax	—	—	—	18,959	—
Loss from discontinued operations of Biotage, net of tax	—	—	—	(1,880)	(178)
Net Loss	$(50,323)	$(30,944)	$(33,114)	$(7,415)	$(26,818)
Basic and diluted loss per share:
Loss from continuing operations	$(1.18)	$(0.87)	$(1.06)	$(1.04)	$(1.35)
Gain on sale of Biotage	—	—	—	0.81	—
Loss from discontinued operations of Biotage	—	—	—	(0.08)	(0.01)
Net loss	$(1.18)	$(0.87)	$(1.06)	$(0.31)	$(1.36)
Shares used in computing basic and diluted net loss per share	42,532,466	35,455,782	31,207,218	23,546,524	19,652,474

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,295	$8,640	$6,978	$36,508	$28,199
Short-term investments	47,169	42,024	50,163	—	—
Long-term investments	1,992	—	—	—	—
Working capital	46,369	41,756	46,832	27,219	14,095
Total assets	88,173	75,917	82,760	71,187	76,042
Long-term obligations, less current portion	40,210	9,819	10,645	10,648	13,809
Accumulated deficit	(232,623)	(182,300)	(151,356)	(118,242)	(110,827)
Total stockholders’ equity	23,461	40,938	47,831	33,945	30,843

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development.

Our lead product candidate, DX-88 (ecallantide), is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications. The first such indication involves the use of DX-88 in the treatment of hereditary angioedema (HAE). In this indication, we have successfully completed three Phase II trials and, in November 2006, we treated our last patient in a Phase III trial, known as EDEMA3. Additionally, we plan to initiate a confirmatory trial, known as EDEMA4, starting in the first quarter of 2007. DX-88 has orphan drug designation in the U.S. and E.U., as well as Fast Track designation in the U.S. for the treatment of acute attacks of HAE.

In the second indication for DX-88, we have successfully completed a Phase I/II trial for the prevention of blood loss during on-pump coronary artery bypass graft, or CABG surgery. Dyax has also initiated a Phase II trial for further development of DX-88 in patients undergoing what is more broadly defined as on-pump cardiothoracic surgery, or on-pump CTS,  which includes on-pump CABG surgery and heart valve replacement and repair procedures.

In addition to our clinical stage programs, we have 14 other product candidates in our discovery and development pipeline, two of which are currently in preclinical development. The most advanced of these product candidates is DX-2240, a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that we believe is important in the process of blood vessel formation known as angiogenesis. DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer.

All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it broadly through licenses and collaborations so that other biopharmaceutical and pharmaceutical companies can use the technology to discover and develop biopharmaceutical leads. Through this program, which we refer to as our Licensing and Funded Research Program (LFRP), we maintain more than 70 revenue generating licenses and collaborations. Under the LFRP, our licensees and collaborators have 13 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates are in various stages of discovery research. We are entitled to receive milestones and/or royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized. During 2006, we monetized and sold a portion of the future revenues generated through the LFRP to an affiliate of Paul Capital Partners for $30 million in upfront cash with an option for an additional $5 million if the LFRP achieves specified revenue levels by the end of 2008.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE. In addition, we are moving forward on the clinical development of DX-88 as a treatment for patients undergoing on-pump CTS, and will be in a position to advance one other product candidate into the clinic in 2007. In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to develop and commercialize new therapeutic product candidates.

We continued to incur losses in 2006 and expect to incur significant operating losses over at least the next several years. We do not expect to generate profits unless and until the therapeutic products from our development portfolio reach the market, which can only occur after being subjected to the uncertainties of the regulatory approval process.

Clinical Development Programs

DX-88 for HAE.   We are developing DX-88 as a treatment for HAE. Through February 20, 2007, all development activities were conducted in collaboration with Genzyme Corporation and managed through Dyax-Genzyme LLC, a jointly owned limited liability company. On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration. See Footnote 12 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions” for additional information regarding this agreement. As a result, we now own all of the rights to DX-88 worldwide, and will be solely responsible for the future development of DX-88 for HAE.

In May 2004, we successfully completed a Phase II, 48 patient, dose-escalating placebo-controlled study, known as EDEMA1. In January 2006, we treated our last patient in a third Phase II trial, known as EDEMA2, and we commenced a placebo-controlled, worldwide, multi-center Phase III trial, known as EDEMA3, at the end of 2005. In November 2006 we treated the last patient in the EDEMA3 trial. In connection with the commencement of this trial in December 2005, we received a $3.0 million milestone payment from Genzyme. All of the clinical trials that we conducted in HAE during 2006 utilized a 30 mg subcutaneous dose, which was changed from an earlier intravenous method. We expect to seek marketing approval using this dosing level and route of administration.

As a result of recent discussions with the FDA, we plan to complete a confirmatory placebo-controlled trial, known as EDEMA4, which we expect to start in the first quarter of 2007. This trial is intended to further support the validity of the patient reported outcome (PRO) methodology used in the EDEMA3 trial and confirm the efficacy and safety of DX-88. In addition, an open label continuation study will be conducted to augment our clinical data with respect to DX-88. In light of these trials and based upon our recent discussions with the FDA, we are now estimating regulatory approval in the U.S. in late 2008, followed by approval in the European Union. We estimate the total remaining costs to commercialization to be in the range of $70 million to $80 million. As a result of the termination of our collaboration with Genzyme, we will be responsible for funding all of these costs.  Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including $17.0 million of cash from a payment made by Genzyme to the LLC in connection with the termination, which will be used to partially offset these costs.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$15,808	$20,537	$10,440
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(16,100)	(20,688)	(10,408)
Net research and development expenses for DX-88 for HAE	(292)	(151)	32
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	10,352	11,952	5,988
Net loss on DX-88 for HAE program	$10,060	$11,801	$6,020

Pursuant to an agreement reached with Genzyme in August 2006, we assumed responsibility for the first $14.5 million of manufacturing costs for a series of consecutive manufacturing batches, known as the validation campaign, which will validate the manufacturing process of DX-88 for regulatory purposes and provide material for further clinical studies. This arrangement was designed to ensure us an adequate supply of DX-88 drug substance for programs outside of the Dyax-Genzyme LLC, specifically for our independently conducted program to develop DX-88 for on-pump CTS procedures. Since these costs were not solely related to the use of DX-88 for HAE, they were not captured in research and development expenses for the DX-88 for HAE program, nor were they reimbursable by the joint venture when they occurred. Instead, under the terms of this arrangement,  we agreed to supply the DX-88 drug substance to the Dyax-Genzyme LLC upon request, at which point the cost of such product would become a research and development expense on the DX-88 for HAE program and reimbursable by the joint venture. This arrangement ended in connection with the termination of the collaboration on February 20, 2007.

During 2006, our research and development expenses on the DX-88 for HAE program totaled $15.8 million compared with $20.5 million in 2005 and $10.4 million in 2004. These expenses decreased $4.7 million in 2006 over 2005 because expenses related to the manufacture of DX-88 were not included as DX-88 for HAE costs in 2006. In 2005, approximately $8.0 million of expenses were incurred to manufacture DX-88 specifically for the HAE program. The decrease related to manufacturing was offset by an aggregate increase of $3.3 million in clinical trial and internal costs over the same period.

Research and development expenses increased in 2005 over 2004 principally due to increased activity in the areas of manufacturing and clinical trial costs.

Dyax-Genzyme LLC became responsible for the reimbursement of all development expenses related to the HAE program incurred after the 2003 completion of the first Phase II clinical trial for HAE. During 2006, Dyax-Genzyme LLC reimbursed us for $16.1 million of our research and development expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) in our consolidated statements of operations and comprehensive loss. During 2007 we will be reimbursed by Genzyme for its share of expenses for the HAE program that were incurred before the termination of the joint venture on February 20, 2007. This reimbursement will be in addition to the $17.0 million for future costs that Genzyme paid to the Dyax-Genzyme LLC in connection with the termination of the joint venture.

Dyax-Genzyme LLC had net losses of approximately $20.7 million, $23.9 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portion of the losses, accounted for under the equity method, were $10.4 million, $12.0 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively and were proportional to our 50.01% financial interest in the program before the termination of the joint venture. Our portions of the losses, referred to as our equity loss in joint venture, is separately classified within our consolidated statements of operations and comprehensive loss.

See Footnote 12 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions” of Item 8 “Financial Statements and Supplementary Data” for summary financial information and other disclosures regarding Dyax-Genzyme LLC, and for a detailed explanation of the termination of our collaboration with Genzyme. Separate Financial Information for Dyax-Genzyme LLC is also included in Exhibit 99.1 to this Form 10-K.

DX-88 for On-Pump CTS.   We are developing DX-88 as a treatment for patients undergoing on-pump cardiothoracic surgery (on-pump CTS), specifically coronary and valve procedures.

Expenses on this program totaled $1.4 million, $858,000 and $3.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in spending from 2005 to 2006 is attributable to increased internal and clinical trial costs related to our initiation of a Phase II study to continue development for this indication. We estimate the total cost of this Phase II trial to be approximately $7 million to $9 million. The proceeds from our March 2006 underwritten public offering provided us the resources necessary to continue development for this indication.

Goals for Clinical Development Programs.   Our goal for both of our ongoing clinical development programs is to obtain marketing approval from the FDA and analogous international regulatory agencies. Because of the risks and uncertainties associated with these programs we are unable to accurately predict the costs to complete the development of DX-88 in the on-pump CTS indication, or whether this program will be successfully completed at all. These uncertainties include our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to complete clinical trials in the on-pump CTS program, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals. Material cash inflows for either of these programs other than milestone payments will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Discovery Programs

Through internal discovery activities and business relationships with academic institutions and biotechnology and pharmaceutical companies, we use our proprietary phage display technology in our research programs to identify compounds with therapeutic and diagnostic potential. In addition to our clinical stage programs, we have 14 other product candidates in our discovery and development pipeline, two of which are currently in preclinical development. These programs represented approximately $36.4 million of our research and development expenses in 2006. We have a total of seven discovery and development programs underway in oncology, one of which is in collaboration with another organization. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface and soluble proteins believed to be over expressed by certain tumors. We also have six discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have one discovery and development program focused on an infectious disease target.

Licensing and Funded Research Program

Although our proprietary phage display technology is used primarily to advance our own internal development activities, we also leverage this technology broadly through our licensing and funded research program, with more than 70 revenue generating licenses and collaborations. These licenses and collaborations allow others to gain access to our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. Currently, our licensees have 13 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates are in various stages of discovery research. These licenses and collaborations generate revenues for us in the form of license fees, milestones and/or royalties, which we receive from our licensees and collaborators to the extent that product candidates advance in development and are ultimately commercialized. During 2006, we sold a portion of the revenues generated through the LFRP through at least 2017 to an affiliate of Paul Capital Partners for an upfront cash payment of

$30 million with an option for an additional $5 million if the LFRP achieves specified revenue levels by the end of 2008.

Results of Operations

Revenues.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from year to year due to the nature of our agreements. Total revenues for 2006 were $12.8 million, compared with $19.9 million in 2005 and $16.6 million in 2004.

The decrease of $7.1 million from 2005 to 2006 was related to a $4.7 million decrease in revenues associated with our former product collaboration with Debiopharm, the recognition of a $3.0 million milestone received in December 2005 from Genzyme for initiating the EDEMA3 trial of DX-88 for HAE and a $1.8 million decrease in licensing activities due to the fact that our 2005 license fees included the recognition of a fully paid $1.5 million patent license option fee. Under our amended agreement with Debiopharm, signed in December 2005, we are no longer responsible for manufacturing DX-890 for Debiopharm. However, during 2006, we were reimbursed for the completion of our activities and the transfer of technology to Debiopharm. The decreases from 2005 to 2006 were partially offset by a $1.5 million milestone payment received from Debiopharm in December 2005 which was recognized as revenue in June 2006, and an additional $1.5 million milestone payment received from Debiopharm and recognized as revenue in July 2006. On July 9, 2006, Debiopharm reached a clinical development milestone by treating its first patient in a Phase II trial of DX-890 for the treatment of acute respiratory distress syndrome. The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.

The increase in revenues from 2004 to 2005 was due to the recognition of a $3.0 million milestone received in December 2005 from Genzyme for dosing the first patient in the EDEMA3 trial of DX-88 for HAE and a $1.2 million increase in licensing activities. These increases were partially offset by a $908,000 decrease in other funded research and development activities. The net increase in licensing activities in 2005 was due to the receipt of $1.5 million under the fully paid patent license which was partially offset by a decrease of $293,000 in other licensing activities. The fully paid license fee was immediately recognized as revenue because we have no future obligations to the licensee. The $908,000 decrease in other funded research and development activities was due to a $718,000 decrease in revenue arising from our DX-890 product collaboration with Debiopharm and a $190,000 decrease in funded research revenue under existing and continuing relationships.

Research and Development.   Our research and development expenses for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$53,637	$47,376	$39,432
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(16,100)	(20,688)	(10,408)
Net research and development expenses per consolidated statements of operations and comprehensive loss	37,537	26,688	29,024
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	10,352	11,952	5,988
Research and development expenses adjusted to include equity loss in joint venture	$47,889	$38,640	$35,012

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incurred during 2004, 2005 and 2006 on the DX-88 program for HAE are included in our overall research and development expenses, but then were reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. However, under the terms of the collaboration agreement with Genzyme, we jointly funded the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE, including any incurred by Genzyme. In addition, pursuant to an agreement entered into with Genzyme in 2006, we incurred $9.8 million of DX-88 manufacturing expenses that are included in our research and development expenses but were not reimbursable by the joint venture. Instead we agreed to supply the DX-88 compound to the Dyax-Genzyme LLC upon request for use in the HAE program prior to the termination of our collaboration on February 20, 2007.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $9.2 million from 2005 to 2006 primarily due to a $10.9 million increases in net research and development expenses, offset by a $1.6 million decrease in our equity loss in joint venture. The $1.6 million decrease in our equity loss in joint venture is primarily driven by the timing of manufacturing activities. The $10.9 million increase in our net research and development expenses is primarily attributable to the DX-88 manufacturing validation campaign and increased preclinical and small scale manufacturing costs associated with advancing the formal development of DX-2240. Additionally during the first quarter of 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” and recorded stock-based compensation expense for 2006 of $2.3 million of which $1.3 million is included in research and development expenses.

Compared to 2004, the $6.0 million increase in 2005 in our equity loss in joint venture was a result of increase in manufacturing expenses, preclinical and clinical costs for the development of DX-88 for HAE. The $2.3 million decrease in net research and development expenses is a result of reduced program costs associated with the deferral of DX-88 for on-pump CTS activities and an $862,000 decrease in program costs associated with DX-890 product collaboration with Debiopharm, consisting primarily of decreases in internal resource costs, partially offset by increased manufacturing costs.

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

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research activities and the reporting requirements of a public company. Total general and administrative expenses were $14.7 million in 2006 compared to $12.8 million in 2005 and $14.5 million for 2004. The increase of $1.9 million from 2005 to 2006 was due to increases in personnel costs, including $1.0 million of stock-based compensation expense following the adoption of  SFAS 123 (Revised 2004) “Share-Based Payments” (SFAS 123R), which we adopted effective January 1, 2006.

The decrease of $1.7 million from 2004 to 2005 was due to reductions in other professional fees and marketing expenses. The reductions in other professional fees is attributable to reduced auditing and consulting fees as a result of gaining efficiencies from year three of our Sarbanes-Oxley 404 compliance efforts. The decrease in marketing expenses is related to our decision to defer further market research activities with respect to our DX-88 CABG program at that time.

Interest Expense.   Interest expense increased $2.7 million, from $1.1 million in 2005 to $3.8 million in 2006. This increase is primarily due to interest from our agreement with Paul Royalty. Interest on this agreement is calculated using the effective interest method based on our expected future payments to Paul Royalty. See Footnote 6 “Long-term Obligations” of Item 8 “Financial Statements and Supplementary Data” for additional information regarding this agreement.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Net loss	$(50,323)	$(30,944)	$(33,114)
Depreciation and amortization	3,455	3,579	3,976
Interest expense on Paul Royalty agreement	2,682	—	—
Compensation expenses associated with stock-based compensation plans	2,282	24	311
Equity loss in joint venture (Dyax-Genzyme LLC)	10,352	11,952	5,988
Change in accounts receivable	(418)	1,382	1,594
Change in accounts payable and accrued expenses	2,222	(2,356)	(3,014)
Prepaid research and development, and other assets	2,099	(781)	296
Due from joint venture (Dyax-Genzyme LLC)	1,029	(2,202)	(255)
Due to joint venture (Dyax-Genzyme LLC)	(1,703)	950	—
Deferred revenue	(970)	1,110	2,092
Other changes in operating activities	(1,847)	(1,007)	866
Net cash used in operating activities	(31,140)	(18,293)	(21,260)
Net cash used in investing activities	(23,401)	(3,062)	(53,157)
Net cash provided by financing activities	57,238	23,084	44,907
Effect of foreign currency translation on cash balances	(42)	(67)	(20)
Net increase (decrease) in cash and cash equivalents	$2,655	$1,662	$(29,530)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through December 31, 2006, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $243 million, including net proceeds of $30.2 million from our March 2006 underwritten offering, $23.5 million from our May 2005 registered direct offering, $44.7 million from our January 2004 underwritten offering, $8.3 million from our March 2003 registered directed offering and $62.4 million from our August 2000 initial public offering. We also generate funds from biopharmaceutical product development and license fee revenues, long-term obligations and other sources, such as the transaction with Paul Royalty that provided us with a $29.5 million net cash payment in exchange for granting Paul Royalty the right to receive a specific percentage of the net royalties, including milestone fees and other payments, receivable by us under our Licensing and Funded Research Program (LFRP). As of December 31, 2006, we had cash, cash equivalents and short-term and long-term investments aggregating $60.5 million. Our excess funds are currently invested in short and long-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating activities used cash of approximately $31.1 million in 2006, $18.3 million in 2005 and $21.3 million in 2004. The increase of $12.8 million from 2005 to 2006 is driven by an increase in our Net Loss caused by a decrease in revenue from non-recurring milestone payments and an increase in development expenses.  Development expenses increased principally because Dyax assumed $9.8 million of DX-88 manufacturing costs outside of Dyax-Genzyme LLC and also increased our investment in preclinical development of DX-2240 and other discovery and development programs. The decrease of $3 million from 2004 to 2005 is primarily due to the receipt of non-recurring milestone payments.

Our cash used in operating activities for 2006 consisted primarily of our net loss of $50.3 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $10.4 million, depreciation and amortization of fixed assets and intangibles totaling $3.5 million, interest expense related to the Paul Royalty agreement of $2.7 million, compensation expense associated with stock-based compensation plans totaling $2.3 million, and a net $2.3 million change in operating assets and liabilities. Our compensation expense associated with stock-based compensation plans is due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation” in the first quarter of 2006. The change in operating assets and liabilities includes an increase in accounts payable and accrued expenses of $2.2 million, a $2.1 million decrease in prepaid research and development and other assets, an amount due to (Dyax-Genzyme LLC) totaling $1.7 million, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2006, a $1.0 million decrease in deferred revenue, a reimbursement due from the joint venture (Dyax-Genzyme LLC) totaling $1.0 million, which is our costs incurred on the DX-88 for HAE program during 2006 that have not been reimbursed as of December 31, 2006, and an increase in accounts receivable of $418,000.

Our cash used in operating activities for 2005 consisted primarily of our net loss of $30.9 million and a $2.0 million change in operating assets and liabilities, partially offset by adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $3.6 million and equity loss in joint venture (Dyax-Genzyme LLC) of $12.0 million. The change in operating assets and liabilities includes a reimbursement due from joint venture (Dyax-Genzyme LLC) totaling $2.2 million which represents costs that we incurred in the DX-88 for HAE program during 2005 that have not been reimbursed as of December 31, 2005, an amount due to joint venture (Dyax-Genzyme LLC) totaling $950,000, which is our contribution payable to the joint venture to fund a portion of its costs incurred in 2005, a decrease in accounts payable and accrued expenses of $2.4 million due primarily to a decrease in accounts payable of $1.9 million from timing of payments and a decrease in accruals. Additionally, there was a decrease in accounts receivable of $1.4 million primarily due to a decrease in accounts receivable from Debiopharm of $1.2 million due to the timing of manufacturing activities, and an increase in deferred revenue of $1.1 million.

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

Investing activities used cash totaling approximately $23.4 million in 2006, $3.1 million in 2005, and $53.2 million in 2004. Our changes in investing activity from year to year are primarily due to the timing of the purchase and maturity of our investments. While these changes are reflected in our statement of cash flows, we do not consider changes between cash and our investments to be material to our business or financial position. Our investing activities for 2006 also consisted of an increase in restricted cash of $7.1 million, primarily due to the posting of a $7.2 million letter of credit to securitize our amended and restated senior secured promissory note with Genzyme. Additionally in 2006, there was a $9.8 million investment in joint venture, and fixed asset purchases of $1.1 million. In 2005 we contributed $10.8 million to Dyax-Genzyme LLC and purchased $1.4 million in fixed assets. In 2004 we made our initial purchase of short-term investments of $51.0 million, we contributed $5.4 million to Dyax-Genzyme LLC and purchased

$2.3 million in fixed assets. Also in 2004 we received $5.0 million of cash released from escrow relating to the sale of Biotage in 2003.

Financing activities provided cash of approximately $57.2 million in 2006, $23.1 million in 2005 and $44.9 million in 2004. In 2006 we received net proceeds of $30.2 million from an underwritten public offering, and $29.5 million from Paul Royalty under our Royalty Interest Assignment Agreement, partially offset by the repayment of long-term obligations of $3.5 million. These funds have allowed us to proceed with a Phase II trial in on-pump CTS surgery as well as move forward our other clinical leads. In 2005 we received net proceeds of $23.5 million from a registered offering of common stock. We also made repayments totaling $1.9 million on long-term obligations. In 2004 we received net proceeds of $44.7 million from a registered offering of common stock. Proceeds from the issuance of common stock under the employee stock option plan and exercise of stock options totaled $2.1 million. We also collected proceeds from long-term obligations of $1.4 million and made repayments of long-term obligations of $3.3 million.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned us $7.0 million pursuant to a senior secured promissory note and security agreement. On August 22, 2006, the senior secured promissory note was amended and restated to extend the term of the note from May 2007 to May 2010. In connection with this amendment, the financial covenants under the senior secured promissory note were eliminated and all of the existing collateral for the senior secured promissory note was released and replaced with a $7.2 million letter of credit.

On August 23, 2006, we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty), an affiliate of Paul Capital Partners, pursuant to which we received a $30.0 million upfront cash payment in exchange for granting Paul Royalty the right to receive a specified percentage of the net royalties, including all milestones fees and other payments, receivable by us under our phage display LFRP. We also have an option to receive an additional $5.0 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008. In conjunction with this transaction, we reimbursed Paul Royalty $500,000 for its costs.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2008. Currently, we expect to use approximately $45 million in cash during 2007. This includes the additional costs of funding 100% of the DX-88 HAE program from the February 20, 2007 termination of our collaboration agreement with Genzyme, offset by the $17 million payment from Genzyme to the Dyax-Genzyme LLC pursuant to the termination agreement. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2006, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Obligation under royalty interest assignment agreement(1)	$111,413	$5,260	$12,470	$21,991	$71,692
Obligation to related party	9,388	717	1,435	7,236	—
Capital leases	2,735	1,521	1,214	—	—
Leasehold improvement arrangements	2,166	447	825	825	69
Operating lease obligations(2)	29,438	4,244	8,874	10,932	5,388
Patent and product license obligations(3)	4,223	327	1,650	605	1,641
Obligations for research, development and manufacturing(4)	13,439	13,325	54	44	16
Total contractual obligations	$172,802	$25,841	$26,522	$41,633	$78,806

(1)          These amounts represent projected future payments to Paul Royalty based on our current LFRP projections, with interest calculated using the effective interest method. See Footnote 6 “Long-term Obligations” of Item 8 “Financial Statements and Supplementary Data”.

(2)          These amounts are net of contractually committed sublease income.

(3)          These amounts exclude any royalties and milestones that we may owe in connection with the development or commercialization of any of our product candidates. Since the prospect of development and commercialization of any particular product candidate is uncertain, we believe the timing and amounts of any potential royalties and other milestones are not currently calculable in any manner that would fairly present purchase obligations.

(4)          These amounts represent the cash commitment due on research, development and manufacturing contracts. We will not owe any royalties or milestones in connection with these contracts.

In addition, we have received a grant from the Walloon region of Belgium. This grant includes specific criteria regarding employment and investment levels that need to be met through 2006. In the first half of 2007 these criteria will be reviewed by the grantor to determine if they have been successfully met. If we have not met the criteria, we will be required to refund all or a portion of amounts received under this grant. As of December 31, 2004, the Company had received the entire grant amount of €825,000. This amount translates to $1.1 million and $977,000 at December 31, 2006 and 2005, respectively.

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, receivable collectibles, royalty interest obligations, useful lives with respect to long-lived and intangible assets and valuation of common stock, related stock options, and deferred tax assets. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that our judgment and assumptions with respect to the following significant accounting policies are most critical to the accounting estimates used in the preparation of our consolidated financial statements.

Royalty Interest Obligation.   Under our Royalty Interest Assignment Agreement with Paul Royalty, we recorded the upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty as a debt instrument. Based upon our best estimate of future royalty interest obligation payments, interest expense was calculated using the effective interest method. Our best estimate of future royalty interest obligation payments was based upon returning to Paul Royalty an internal rate of return of 25% through future net LFRP receipts.

Share-Based Compensation.   Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R which required us to recognize the expense related to the fair value of stock-based compensation awards in our consolidated statement of operations. We elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards that were unvested as of January 1, 2006 we will recognize compensation expense in our consolidated statement of operations over the remaining vesting period. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of our stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Our stock options primarily have a graded-vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

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

We enter into biopharmaceutical product development agreements with collaborators for the research and development of therapeutic, diagnostic and other products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from the collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts recorded are non-refundable, is recognized as the related expenses are incurred. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaboration are recognized as earned when the corresponding payment is considered reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of the investment required. Milestones that are not considered at risk and substantive are recognized, when achieved, in proportion to the percentage of the collaboration completed through the date of achievement. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. We evaluate all collaboration agreements on a quarterly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaboration agreement.

We generally license our patent rights covering phage display as well as our proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements, for which we have no future obligations, generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Perpetual patent licenses are recognized immediately if we have no future obligations. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies, which is normally between 3 and 5 years, but specific contract terms may extend this period up to 14 years. Upon the achievement of milestones under non-exclusive phage display patent licenses and phage display libraries a portion of the milestone equal payment to the percentage of the license agreement that has elapsed is recognized as revenue. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license, and royalties are recognized when they are earned.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue. At December 31, 2006 and 2005, our deferred revenue related to product development agreements was $9.9 million and $10.9 million, respectively. Of the $9.9 million deferred at December 31, 2006, $4.4 million, $1.6 million and $602,000 is expected to be recognized as revenue in 2007, 2008 and 2009, respectively, and the remaining is expected to be recognized over the next 12 years.

Allowance for Doubtful Accounts.   We estimate the uncollectibility of our accounts receivable. When evaluating the adequacy of our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance net of allowances for doubtful accounts was $2.1 million and $1.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005 the provision for doubtful accounts was $80,000 and $105,000, respectively.

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

Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. Our intangible assets at the end of 2006 consisted of licenses for antibody technology from third parties. The balance of our other intangible assets net of accumulated amortization was $1.4 million and $1.9 million at December 31, 2006 and 2005, respectively. No impairment losses have been recognized in any of the periods presented in our consolidated financial statements.

Related Party Transactions

Our Chairman, President and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former Genzyme executive officer.

Through February 20, 2007 we had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for HAE. Under this collaboration, Dyax and Genzyme formed a joint venture, known as Dyax-Genzyme LLC, through which we jointly owned the rights to DX-88 for the treatment of HAE. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each would be entitled to receive approximately 50% of any profits realized from it. In addition, we were entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88.

On February 20, 2007, we reached a mutual agreement with Genzyme to terminate this collaboration. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore Genzyme assigned to Dyax all of its interests in the LLC thereby transferring all the rights to the LLC’s assets to Dyax, including the $17.0 million cash payment. As a result Dyax now owns all of the rights to DX-88 worldwide including the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Genzyme also agreed to provide us with transition services for a period following the termination of our agreements.

Genzyme has previously loaned us $7.0 million under a senior promissory note which remains outstanding after the termination of the collaboration. In August, 2006, this note was amended and restated to extend the term of the note from May 2007 to May 2010. In connection with this amendment, the financial covenants under the note were eliminated and all of the existing collateral for the note was released and replaced with a $7.2 million letter of credit. The collateral released pursuant to this amendment included a certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. As of December 31, 2006, the Company had posted the $7.2 million letter of credit, the cash collateral for which is included in restricted cash on our consolidated balance sheet. We pay interest on the Genzyme note at the prime rate, (8.25% at December 31, 2006) plus 2%. At December 31, 2006 and 2005, we owed $61,000 and $54,000, respectively, of interest on this note. The termination of Dyax’s collaboration with Genzyme did not constitute an event of default under the note, which remains outstanding in accordance with its terms.

All research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by Dyax-Genzyme LLC. Dyax and Genzyme are each required to fund 50% of the forecasted monthly expenses of Dyax-Genzyme LLC, as needed. We have accounted for our interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to us is recorded as a reduction to research and development expenses because it includes funding that we provided to Dyax-Genzyme LLC. Our 50.01% share of Dyax-Genzyme LLC loss is recorded as an equity loss in joint venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31, 2006 and 2005, our investment in the joint venture was $258,000 and $782,000, respectively, which is recorded as an investment in joint venture (Dyax-Genzyme LLC) in the consolidated balance sheets.

Before our collaboration agreement with Genzyme terminated on February 20, 2007, we had evaluated the agreement to determine if the related joint venture qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Both we and Genzyme had funded the operations of Dyax-Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualified as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. We have always had a financial interest in Dyax-Genzyme LLC. However, based on our analysis of the agreement, we believe that our exposure to the expected losses of Dyax-Genzyme LLC before termination were less than Genzyme’s and therefore we were not the primary beneficiary of Dyax-Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, during 2006 we had not consolidated Dyax-Genzyme LLC.

During 1996, we signed two patent license agreements with Genzyme consistent with our standard license terms. During 2006, Genzyme terminated one of its patent license agreements with Dyax. We recorded $4,000 of revenue for the year ended December 31, 2006 and $25,000 for each of the years ended December 31, 2005 and 2004 in connection with the maintenance fees on the terminated agreement. We recorded license revenues of $25,000, for each year ended December 31, 2006, 2005 and 2004, in connection with the maintenance fee on the ongoing agreement. As of December 31, 2006 and 2005, there were $25,000 and $0, respectively, of outstanding accounts receivable due from Genzyme related to the patent license agreement.

During 2004, we signed a library license agreement with Genzyme consistent with our standard license terms. We received $1.3 million from Genzyme in 2004 and recorded license revenues of $225,000 for the years ended December 31, 2006 and 2005 and $275,000 for the year ended December 31, 2004 in connection with the technology access fees on this agreement. Of the $1.3 million received under this agreement, approximately $525,000 has not been recognized as revenue and is included in deferred revenue on the consolidated balance sheet. This amount will be recognized ratably over the next 28 months. As of December 31, 2006 and 2005, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

Tax Loss Carryforwards

As of December 31, 2006, we had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $179.1 million and $23.3 million, respectively, which may be available to offset future federal income tax liabilities and which begin to expire in 2007. We have recorded a deferred tax asset of approximately $2.1 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $2.1 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards.

Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $100.5 million has been established at December 31, 2006.

Recent Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for the Company for the fiscal periods beginning January 1, 2007. The effect, if any, of adopting FIN 48 on the Company’s financial position and results of operations has not been finalized, but it will not have a material impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for annual statements covering the fiscal year after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that permit or require fair value measurements. The provisions of SFAS No. 157 become effective for fiscal years beginning after

November 15, 2007. The effect, if any, on the Company’s financial position and results of operations has not been finalized.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents, and short-term and long-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of December 31, 2006, we had cash, cash equivalents, and short-term and long-term investments of approximately $60.5 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of December 31, 2006, we had $41.8 million outstanding under short-term and long-term obligations. Interest rates on $4.1 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. The assumed interest rate on the $30.7 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations. Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations. For example, a 2% increase in the prime rate would result in an additional $140,000 in annual interest expense.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dyax Corp.:

We have completed integrated audits of Dyax Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payment as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2007

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,295	$8,640
Short-term investments	47,169	42,024
Accounts receivable, net of allowances for doubtful accounts of $80 and $105 at December 31, 2006 and 2005, respectively	2,120	1,677
Prepaid research and development	833	2,159
Due from joint venture (Dyax-Genzyme LLC)	1,428	2,457
Other current assets	920	1,675
Total current assets	63,765	58,632
Fixed assets, net	8,960	10,160
Intangibles, net	1,432	1,935
Restricted cash	11,517	4,408
Long-term investments	1,992	—
Other assets	249	—
Investment in joint venture (Dyax-Genzyme LLC)	258	782
Total assets	$88,173	$75,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,288	$6,986
Current portion of deferred revenue	4,432	5,450
Due to joint venture (Dyax-Genzyme LLC)	967	2,670
Current portion of long-term obligations	1,618	1,770
Other current liabilities	1,091	—
Total current liabilities	17,396	16,876
Deferred revenue	5,474	5,425
Obligation to related party	7,000	7,000
Long-term obligations	33,210	2,819
Deferred rent	1,632	1,847
Other long-term liabilities	—	1,012
Total liabilities	64,712	34,979
Commitments and Contingencies (Notes 6, 7, 8, 10, 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at December 31, 2006 and 2005; 0 shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at December 31, 2006 and 2005; 43,700,101 and 38,028,363 shares issued and outstanding at December 31, 2006 and 2005, respectively	437	380
Additional paid-in capital	255,242	222,437
Accumulated deficit	(232,623)	(182,300)
Accumulated other comprehensive income	405	421
Total stockholders’ equity	23,461	40,938
Total liabilities and stockholders’ equity	$88,173	$75,917

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)
Product development and license fee revenues	$12,776	$19,859	$16,590
Research and development:
Research and development expenses	53,637	47,376	39,432
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(16,100)	(20,688)	(10,408)
Net research and development	37,537	26,688	29,024
Equity loss in joint venture (Dyax-Genzyme LLC)	10,352	11,952	5,988
General and administrative expenses	14,658	12,784	14,451
Total operating expenses	62,547	51,424	49,463
Loss from operations	(49,771)	(31,565)	(32,873)
Other income (expense):
Interest income	3,246	1,671	786
Interest expense	(3,798)	(1,050)	(1,027)
Total other income (expense), net	(552)	621	(241)
Net loss	(50,323)	(30,944)	(33,114)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(66)	(50)	(27)
Unrealized gain (loss) on investments	50	45	(87)
Comprehensive loss	(50,339)	$(30,949)	$(33,228)
Basic and diluted loss per share:
Net loss	$(1.18)	$(0.87)	$(1.06)
Shares used in computing basic and diluted net loss per share	42,532,466	35,455,782	31,207,218

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Accumulated	Deferred	Comprehensive
	Shares	Value	Capital	Deficit	Compensation	Income (Loss)	Total
Balance at December 31, 2003	24,887,757	$249	$151,445	$(118,242)	$(47)	$540	$33,945
Exercise of stock options	632,414	6	1,924	—	—	—	1,930
Issuance of common stock for employee stock purchase plan	27,456	—	124	—	—	—	124
Sale of common stock, net of expenses of $215	6,000,000	60	44,689	—	—	—	44,749
Deferred compensation	—	—	—	—	47	—	47
Compensation expense associated with stock options	—	—	264	—	—	—	264
Unrealized loss on short-term investments	—	—	—	—	—	(87)	(87)
Foreign currency translation	—	—	—	—	—	(27)	(27)
Net Loss	—	—	—	(33,114)	—	—	(33,114)
Balance at December 31, 2004	31,547,627	315	198,446	(151,356)	—	426	47,831
Exercise of stock options	118,947	2	264	—	—	—	266
Issuance of common stock for employee stock purchase plan	46,789		222	—	—	—	222
Sale of common stock, net of expenses of $200	6,315,000	63	23,481	—	—	—	23,544
Compensation expense associated with stock options	—	—	24	—	—	—	24
Unrealized gain (loss) on short-term investments	—	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	—	(50)	(50)
Net Loss	—	—	—	(30,944)	—	—	(30,944)
Balance at December 31, 2005	38,028,363	380	222,437	(182,300)	—	421	40,938
Exercise of stock options	73,117	1	114	—	—	—	115
Issuance of common stock for employee stock purchase plan	98,621	1	300	—	—	—	301
Sale of common stock, net of expenses of $86	5,500,000	55	30,109	—	—	—	30,164
Compensation expense associated with stock options	—	—	2,282	—	—	—	2,282
Unrealized gain (loss) on short-term investments	—	—	—	—	—	50	50
Foreign currency translation	—	—	—	—	—	(66)	(66)
Net Loss	—	—	—	(50,323)	—	—	(50,323)
Balance at December 31, 2006	43,700,101	$437	$255,242	$(232,623)	$—	$405	$23,461

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(50,323)	$(30,944)	$(33,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(1,670)	(733)	754
Depreciation and amortization of fixed assets	2,944	3,077	3,476
Amortization of intangibles	511	502	500
Interest expense on Paul Royalty agreement	2,682	—	—
Amortization of deferred rent	(215)	(235)	(235)
Loss on disposal of fixed assets	—	19	24
Compensation expenses associated with stock-based compensation plans	2,282	24	311
Equity loss in joint venture (Dyax-Genzyme LLC)	10,352	11,952	5,988
Provision for doubtful accounts	(25)	30	—
Changes in operating assets and liabilities
Accounts receivable	(418)	1,382	1,594
Due from joint venture (Dyax-Genzyme LLC)	1,029	(2,202)	(255)
Prepaid research and development, and other assets	2,099	(781)	296
Accounts payable and accrued expenses	2,222	(2,356)	(3,014)
Due to joint venture (Dyax-Genzyme LLC)	(1,703)	950	—
Deferred revenue	(970)	1,110	2,092
Other long-term liabilities	63	(88)	323
Net cash used in operating activities	(31,140)	(18,293)	(21,260)
Cash flows from investing activities:
Purchase of investments	(108,067)	(106,867)	(51,004)
Proceeds from maturity of investments	102,650	115,784	—
Purchase of fixed assets	(1,057)	(1,440)	(2,305)
Proceeds from sale of fixed assets	—	22	—
Cash received for sale of Biotage	—	—	5,000
Restricted cash	(7,099)	199	597
Licensed patent technology	—	—	(20)
Investment in joint venture (Dyax-Genzyme LLC)	(9,828)	(10,760)	(5,425)
Net cash used in investing activities	(23,401)	(3,062)	(53,157)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	416	488	2,054
Net proceeds from common stock offerings	30,164	23,544	44,749
Proceeds from long-term obligations, net of fees	30,379	941	1,408
Debt acquisition costs	(257)	—	—
Repayment of long-term obligations	(3,464)	(1,889)	(3,304)
Net cash provided by financing activities	57,238	23,084	44,907
Effect of foreign currency translation on cash balances	(42)	(67)	(20)
Net increase (decrease) in cash and cash equivalents	2,655	1,662	(29,530)
Cash and cash equivalents at beginning of the period	8,640	6,978	36,508
Cash and cash equivalents at end of the period	$11,295	$8,640	$6,978
Supplemental disclosure of cash flow information:
Interest paid	1,108	$1,077	$1,432
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	584	$204	$212
Cash paid for licensed patent technology	$—	$—	$20

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

2.   Accounting Policies

Basis of Consolidation:   The accompanying consolidated financial statements include the accounts of the Company and its European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV). All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk:   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-tem investments and trade accounts receivable. At December 31, 2006 and 2005, approximately 93% and 83% of the Company’s cash, cash equivalents and short-term-investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company’s customer base. Receivable write offs in 2006, 2005 and 2004 were nominal. One customer accounted for approximately 15% and 18% of the Company’s accounts receivable balance at December 31, 2006 and 2005, respectively. Three other customers accounted for 34%, 11% and 11% of the accounts receivable balance as of December 31, 2006. Two other customers accounted for 24% and 22% of the accounts receivable balance as of December 31, 2005.

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

Investments:   Short-term investments consist of investments with original maturities greater than ninety days and less than one year when purchased. Long-term investments consist of investments with original maturities of greater than one year when purchased. The Company considers its investment portfolio of investments available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2006, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $47.2 million and had an unrealized gain of $11,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less. As of December 31, 2006, the Company had a long-term investment with an amortized cost and estimated fair value of $2.0 million. As of December 31, 2005, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $42.0 million and had an unrealized loss of $42,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

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

The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. Non-

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts recorded are non-refundable is recognized as revenue as the related expenses are incurred. Milestones that are based on designated achievements points and that are considered at risk and substantive at the inception of the collaboration are recognized as earned when the corresponding payment is considered reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of the investment required. Milestones that are not considered at risk and substantive are recognized, when achieved, in proportion to the percentage of the collaboration completed through the date of achievement. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss. The Company evaluates all collaborative agreements on a quarterly basis to determine the appropriate revenue recognition for that period. The evaluation includes all of the potential revenue components from each specific collaborative agreement.

Debiopharm S.A. accounted for approximately 29%, 31% and 36% of product development and license fee revenues in 2006, 2005 and 2004, respectively. Bracco Imaging S.p.A accounted for approximately 13%, 11% and 11% of product development and license fee revenues in 2006, 2005 and 2004, respectively.

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

The Company has received a grant from the Walloon region of Belgium, which is included in short-term liabilities on the consolidated balance sheet. This grant includes specific criteria regarding employment and corporate investment that need to be met through 2006. In the first half of 2007 these criteria will be reviewed by the grantor to determine if they have been successfully met. If the Company has not met the criteria, it will be required to refund all or a portion of amounts received under this grant. As

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

of December 31, 2004, the Company had received the entire grant amount of €825,000. This amount translates to $1.1 million and $977,000 at December 31, 2006 and 2005, respectively.

Guarantees:   In November 2002, the Financial Accounting Standards Board (FASB) issued FIN No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The following is a summary of our agreements that the Company has determined are within the scope of FIN No. 45:

The Company generally does not provide indemnification to licensees of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing agreements. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of December 31, 2006 and 2005.

Investment in Joint Venture (Dyax-Genzyme LLC):   In September 2003, Genzyme and Dyax formed a joint venture, Dyax-Genzyme LLC (the LLC), to manage the DX-88 program for HAE. Dyax and Genzyme hold a 50.01% and 49.99% interest in the LLC, respectively. Research and development expenses incurred by each party related to the HAE program are billed to and reimbursed by the LLC. The Company presents this reimbursement as a reduction in research and development expenses because it includes funding that the Company provided to the LLC. The Company has evaluated this agreement to determine if the related joint venture qualifies as a variable interest entity under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Genzyme and Dyax fund the operations of the LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in the LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected losses of the LLC are slightly less than Genzyme’s and therefore is not the primary beneficiary of the LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated the LLC. The Company has accounted for its interest in the LLC using the equity method of accounting. Dyax’s 50.01% share of the joint venture’s loss is recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC).

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

Translation of Foreign Currencies:   Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the year ending December 31, 2006, 2005 and 2004 losses from transactions in foreign currencies were $66,000, $50,000 and $27,000, respectively, which are included in the consolidated statements of operations and comprehensive loss.

Share-Based Compensation:   Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004) “Share-Based Payments” (SFAS 123R) which required it to recognize the expense related to the fair value of stock-based compensation awards in the consolidated statement of operations. The Company elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006 it will recognize compensation expense in the consolidated statement of operations over the remaining vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.”  The Company has elected to adopt the alternative transition method provided in FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated  statements of cash flows of the tax effects of stock-based compensation that are outstanding upon adoption of FAS 123R.

Net Loss Per Share:   The Company accounts for and discloses earnings per share (EPS) under SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options, which are potentially dilutive, totaling 5,860,432, 4,949,927 and 3,845,785, were outstanding at December 31, 2006, 2005 and 2004, respectively.

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

Recent Pronouncements:   In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The Interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for the Company the fiscal periods beginning January 1, 2007. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for annual statements covering the first fiscal year after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position or results of operations.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2.   Accounting Policies (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that permit or require fair value measurements. The provisions of SFAS No. 157 become effective for fiscal years beginning after November 15, 2007. The effect, if any, on the Company’s financial position and results of operations has not been finalized.

3.   Fixed Assets

Fixed assets consist of the following:

	December 31,
	2006	2005
	(In thousands)
Laboratory equipment	$10,284	$9,497
Furniture and office equipment	1,160	1,235
Software and computers	3,838	3,167
Leasehold improvements	10,407	10,380
Total	25,689	24,279
Less: accumulated depreciation and amortization	(16,729)	(14,119)
	$8,960	$10,160

There was $7.0 million and $8.9 million of assets under capital leases, which includes laboratory and office equipment, with related accumulated amortization of $4.1 million and $6.2 million, at December 31, 2006 and 2005, respectively. Amortization of assets under capital leases is included in depreciation and amortization of fixed assets on the consolidated statements of cash flow.

4.   Intangible Assets

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

As of December 31, 2006 and 2005, the gross carrying amount of the intangible assets, consisting of the licensed patent technology, was $3.5 million and the related accumulated amortization was $2.1 million and $1.6 million, respectively.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4.   Intangible Assets (Continued)

Estimated four year future amortization expense for other intangible assets as of December 31, 2006 are as follows:

(In thousands)
2007	$502
2008	502
2009	419
2010	2

5.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)
Accounts payable	$1,094	$698
Accrued external research and development and contract manufacturing	3,237	1,597
Accrued employee compensation and related taxes	2,845	2,509
Other accrued liabilities	1,639	1,473
Accrued legal	473	709
	$9,288	$6,986

6.   Long-term Obligations

Long-term obligations consist of the following:

	December 31,
	2006	2005
	(In thousands)
Obligations under royalty interest assignment agreement	$30,727	$—
Obligations under capital lease arrangements	2,500	2,797
Obligation under leasehold improvement arrangements	1,601	1,792
Total long-term obligations	34,828	4,589
Less: current portion	(1,618)	(1,770)
Long-term obligations	$33,210	$2,819

Obligations under royalty interest assignment agreement:

On August 23, 2006, the Company entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty), an affiliate of Paul Capital Partners, pursuant to which Dyax received a $30.0 million upfront cash payment in exchange for granting Paul Royalty the right to receive a specified percentage of the net milestones, royalties and other license fees receivable by Dyax under its phage display Licensing and Funded Research Program, (LFRP). Dyax also has an option to receive an additional $5.0 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008. In conjunction with this transaction, Dyax reimbursed Paul Royalty $500,000 for its costs.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Long-term Obligations (Continued)

Under the terms of the agreement, Paul Royalty is entitled to 70% of the first $15.0 million of annual net LFRP receipts, 20% of the next $5.0 million of annual net LFRP receipts and 1% of annual net LFRP receipts above $20.0 million. These percentages will increase on a pro rata basis if Dyax is eligible to and exercises its option for the additional $5.0 million payment. The agreement also provides for annual guaranteed minimum payments to Paul Royalty, which start at $1.75 million through 2007, increasing to $3.5 million in 2008 and 2009, $6.0 million for years 2010 through 2013 and $7.0 million for years 2014 through 2017. Paul Royalty’s rights to receive a portion of LFRP receipts will continue for up to 12 years, depending upon the performance of the LFRP. Upon termination of the agreement, all rights to LFRP receipts will revert to Dyax.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Long-term Obligations (Continued)

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s Consolidated Balance Sheet. Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method. The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $113.4 million in total payments to Paul Royalty. During the twelve months ended December 31, 2006, the Company made payments totaling $1.5 million related to this obligation to Paul Royalty. Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $2.7 million of which no amount was allocated to the principal amount. The debt balance at December 31, 2006 was $30.7 million.

The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method. At December 31, 2006, the unamortized debt issuance costs were $249,000 and are included in other assets on the Company’s consolidated balance sheet.

Obligations under capital lease arrangement:

During 2001, Dyax S.A., the Company’s research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets. During the years ended December 31, 2006, 2005 and 2004, Dyax S.A. sold to and leased back from the lender a total of $61,000, $25,000, and $431,000, respectively, of laboratory and office equipment. No gain or loss was recorded as part of these transactions. Interest pursuant to this capital lease ranges between 4.38% and 11.18%. Principal and interest are payable quarterly over 60 months. Dyax S.A. was required to provide cash collateral totaling $66,000 and $108,000 at December 31, 2006 and 2005, which is included in restricted cash on the Company’s consolidated balance sheets. As of December 31, 2006 and 2005, there was $343,000 and $621,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements. Interest pursuant to this agreement ranges between 7.95% and 10.76%. Principal and interest are payable ratably over 24 months to 42 months. Capital lease obligations are collateralized by the assets under lease. During the years ended December 31, 2006, 2005, and 2004, the Company sold to and leased back from the lender $1.1 million, of leasehold improvements, laboratory, production and office equipment. During August 2003, the Company refinanced $1.3 million of the outstanding capital leases under the agreement. No gain or loss was recorded as part of these transactions. As of December 31, 2006 and 2005, there was $1.9 million and $2.2 million (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations on the Company’s consolidated balance sheets. During 2004, the Company paid off its debt relating to

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.   Long-term Obligations (Continued)

leasehold improvements and as of December 31, 2006 and 2005 there was $0 (included in obligations under promissory notes) outstanding related to the leasehold improvements debt agreement.

During 2005, Dyax S.A. signed a capital lease for the purchase of qualified fixed assets. During the year ended December 31, 2005 Dyax S.A. sold to and leased back from the lender a total of $31,000 of laboratory and office equipment. No gain or loss was recorded as part of this transaction. Interest pursuant to this capital lease is 7.17%. Principle and interest are payable quarterly over 36 months. As of December 31, 2006 and 2005 there was $17,000 and $24,000, respectively, (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

During 2006, the Company signed a capital lease for the purchase of a fixed asset for a total of $340,000. Interest pursuant to this lease is 0%. As of December 31, 2006, there was $217,000 outstanding related to the capital leases, which is included in long-term obligations on the Company’s consolidated balance sheets.

Obligation under leasehold improvement arrangements:

In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012. As of December 31, 2006, and 2005, there was $1.6 million and $1.8 million outstanding under the loan, which is included in long-term obligations on the Company’s consolidated balance sheets.

Minimum future payments under the Company’s long-term obligations as of December 31, 2006 are as follows:

(In thousands)
2007	$7,228
2008	8,266
2009	6,243
2010	11,232
2011	11,584
Thereafter	71,761
Total future minimum payments	116,314
Less: amount representing interest	81,486
Present value of future minimum payments	34,828
Less: current portion	(1,618)
Long-term obligations	$33,210

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.   Operating Leases

In June of 2001, the Company signed a ten-year lease with the Massachusetts Institute of Technology (MIT) for office space in the building known as 300 Technology Square in Cambridge, Massachusetts. This building, which was sold by MIT to ARE-Tech Square, LLC in June of 2006, serves as corporate headquarters and main research facility. As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002. The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term.  The Company currently leases approximately 67,000 square feet and is obligated to lease approximately 24,000 square feet of additional space on November 1, 2007, which we expect to sublease to the two tenants currently occupying such space. Under the terms being finalized with these tenants, both subleases will be due to expire on October 31, 2009. The Company has the option to extend the lease for two additional five-year terms. The Company has provided the lessor with a Letter of Credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. The cash collateral is included in restricted cash on the consolidated balance sheets.  Dyax S.A. maintains 10,000 square feet of leased laboratory and office space in Liege, Belgium to support research efforts.

Minimum future lease payments under the Company’s non-cancelable operating leases as of December 31, 2006 are as follows:

(In thousands)
2007	$4,432
2008	5,473
2009	5,466
2010	5,466
2011	5,466
Thereafter	5,388
Total	$31,691

Rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $4.6 million, $3.8 million and $3.6 million, respectively. Rent expense for December 31, 2006, 2005 and 2004 was net of sublease payments of $614,000, $806,000 and $1.2 million respectively.

8.   Litigation

As of December 31, 2006, the Company was not engaged in any active court proceedings. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Stockholders’ Equity

Preferred Stock:   As of December 31, 2006 and 2005, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 undesignated and 50,000 shares of previously undesignated preferred stock designated as Series A Junior Participating Preferred Stock.

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

On December 28, 2005, the Company approved an amendment to accelerate the vesting of approximately 714,000 unvested, “out-of-the-money” stock options granted to current employees of the Company including executive officers. Only those stock options which had an exercise price greater than $6.00 per share were accelerated under this amendment. The closing price of Dyax’s common stock on December 27, 2005, the day before the date the Company approved the acceleration of vesting of out-of-the-money options, was $4.92. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in its consolidated statements of operations for future periods following the adoption of SFAS 123R, which Dyax adopted effective January 1, 2006. The unaudited, pre-tax charge, estimated by Dyax to be avoided as a result of the acceleration was approximately $7.2 million over the course of the original vesting periods, which on average covered approximately 2.5 years from the effective date of the acceleration. The unaudited amount of the pre-tax charge that was avoided is estimated to be $2.4 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $100,000 in 2009.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Stockholders’ Equity (Continued)

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The effect of adopting SFAS 123R on January 1, 2006 caused our net loss for the year ended December 31, 2006 to be $2.3 million greater than had we continued to account for stock-based employee compensation under APB 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.13 had we not adopted SFAS 123R, compared to reported basic and diluted net loss per share of $1.18. The adoption of SFAS 123R had no impact on cash flows from operations or financing. No tax benefits were assumed due to the valuation allowances established against the deferred tax assets. (See Footnote 11 “Income Taxes”).

The following table reflects compensation expense recorded during the year ended December 31, 2006 in accordance with SFAS 123R (in thousands):

Year Ended
December 31, 2006
Stock options	$2,168
Employee stock purchase plan	114
$2,282
Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$1,249
Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$1,033

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

For the years ended December 31, 2006, 2005 and 2004, 1,436,575, 2,351,750, and 1,252,753 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected Option Term (in years)	6	6	6
Risk-free interest rate	4.76%	4.04%	3.75%
Expected dividend yield	0	0	0
Volatility factor	88.48%	174.94%	108.67%

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Stockholders’ Equity (Continued)

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	3.67%	3.37%	1.36%
Expected dividend yield	0	0	0
Volatility factor	90.20%	143.31%	121.41%

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

Fair Value Disclosures—Prior to SFAS 123R Adoption

The following table provides supplemental information for the years ended December 31, 2005 and 2004 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

	Year Ended December 31,	Year Ended December 31,
	2005	2004
Net loss as reported	$(30,944)	$(33,114)
Non-cash stock-based employee compensation included in net loss as reported	24	312
Less: Total stock-based employee compensation expense determined using a fair value-based method for all awards	(8,563)	(10,890)
Pro forma net loss	$(39,483)	$(43,692)
Basic and diluted net loss per share as reported	$(0.87)	$(1.06)
Pro forma basic and diluted net loss per share	$(1.11)	$(1.40)

No tax benefits were provided in the above table due to the valuation allowances established against the deferred tax assets. (See Footnote 11 “Income Taxes”).

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the “Plan”), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Stockholders’ Equity (Continued)

date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At December 31, 2006, a total of 7,432,306 shares were reserved under this plan.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2006:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	4,958,927	$6.70	7.38
Granted at fair market value	1,436,575	3.12
Exercised	(73,117)	1.57
Forfeited	(185,743)	3.98
Expired	(276,210)	9.13
Outstanding as of December 31, 2006	5,860,432	5.86	7.07	$1,310
Exercisable as of December 31, 2006	3,759,715	$7.08	5.99	$1,214

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $3.03 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 1,116,580.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the years ended December 31, 2006, 2005 and 2004 was $2.37, $3.48 and $11.03 per share, respectively. The total intrinsic value of options exercised during years ended December 31, 2006, 2005 and 2004 was approximately $137,000, $325,000 and $4.8 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2006, 2005 and 2004 was approximately $115,000, $266,000 and $1.9 million, respectively.

As of December 31, 2006 future compensation cost related to non-vested stock options is approximately $6.0 million and will be recognized over an estimated weighted average period of approximately 1.51 years.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   Stockholders’ Equity (Continued)

The following table summarizes non-vested stock option activity for the year ended December 31, 2006:

Non-vested Number of Options
Non-vested balance at December 31, 2005	1,564,002
Granted at fair market value	1,436,575
Vested	(714,117)
Forfeited	(185,743)
Non-vested balance at December 31, 2006	2,100,717

The total fair value of shares vested during the year ended December 31, 2006 was $2.2 million.

The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the year ended December 31, 2006 was approximately $15,000. There were 98,621 and 46,789 shares purchased under the employee stock purchase plan during the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, a total of 63,830 shares were reserved and available for issuance under this plan.

10.   Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the “Retirement Plan”), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company’s U.S. employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. In 2001, the Company began matching 50% of employee contributions up to 6% of eligible pay. Employees are 100% vested in company matching contributions immediately. For the years ended December 31, 2006, 2005 and 2004, the Company’s contributions amounted to $332,000, $276,000 and $232,000, respectively.

11.   Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Income Taxes (Continued)

The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2006	2005	2004
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.67%	5.67%	6.71%
Research and development tax credits	8.72%	15.04%	13.49%
Other	0.16%	0.18%	(2.19)%
True up for reduction in NOL and Research Credit carryforwards	(7.76)%	9.87%	(4.74)%
Valuation allowance	(40.79)%	(64.76)%	(47.27)%
Effective income tax rate	—%	—%	—%

The principal components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005, respectively are as follows:

	2006	2005
	(in Thousands)
Deferred Tax Asset:
Allowance for doubtful accounts	$32	$42
Depreciation and amortization	1,794	1,533
Accrued expenses	148	140
Other	(190)	25
Stock based compensation	912	—
Deferred revenue	2,929	4,048
Research credit carryforwards	25,618	19,731
Net operating loss carryforwards	69,215	54,375
Total gross deferred tax asset	100,458	79,894
Valuation allowance	(100,458)	(79,894)
Net deferred tax asset	$—	$—

As of December 31, 2006, the Company had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $179.1 million and $23.3 million, respectively, which may be available to offset future federal income tax liabilities which begin to expire in 2007. The Company has recorded a deferred tax asset of approximately $2.1 million and $2.2 million at December 31, 2006 and 2005, respectively, reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from the $2.1 million deferred tax asset at December 31, 2006 will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11.   Income Taxes (Continued)

Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $100.5 million and $79.9 million has been established at December 31, 2006 and 2005, respectively.

Under the provisions of the Internal Revenue Code, ownership changes may have limited the amount of net operating loss carryforwards and research and development credit carryforwards which may be utilized annually to offset future taxable income and taxes payable. Subsequent ownership changes could further affect the limitation in future years.

The cumulative unremitted earnings of foreign subsidiaries are immaterial for all years presented.

12.   Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions

The Company had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax-Genzyme LLC, through which they jointly owned the rights to DX-88 for the treatment of HAE. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each would have been entitled to receive approximately 50% of any profits realized as a result. In addition, the Company was entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88. The Company received a $3.0 million milestone for dosing the first patient in the EDEMA3 trial for HAE in December 2005. The Company recognized the $3.0 million milestone as revenue in the fourth quarter of 2005 given that the milestone was considered to be at risk and substantive.

On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration for the development and commercialization of DX-88 for the treatment of HAE. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC’s assets to Dyax, including the $17.0 million cash payment. As a result Dyax now owns all of the rights to DX-88 worldwide including the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Genzyme also agreed to provide us with transition services for a period following the termination of our agreement. This transaction will be accounted for as a purchase by Dyax of the remaining 49.99% portion of the LLC in exchange for 4.4 million shares of the Company’s common stock.

In May 2002, the Company and Genzyme executed a senior secured promissory note under which Genzyme agreed to loan the Company up to $7.0 million. This note was secured by a continuing security interest in certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. The note was also subject to certain financial covenants, under which the Company was required to maintain at least $20.0 million in cash, cash equivalents or short-term investments based on the Company’s quarterly consolidated financial statements and at least one continued listing standard for the NASDAQ National Market. In October 2002, the Company received the $7.0 million under this Genzyme note, which bears

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

interest at the prime rate (8.25% at December 31, 2006) plus 2%. Interest is payable quarterly. The principal and all unpaid interest were due on the maturity date of May 31, 2007.

On August 22, 2006, the Company and Genzyme amended and restated the senior secured promissory note, extending the term of the note from May 2007 to May 2010. In connection with this amendment, the financial covenants under the note were eliminated and all of the existing collateral for the note was released and replaced with a $7.2 million letter of credit. The collateral released pursuant to this amendment included a certain tangible and intangible personal property arising out of the DX-88 program and the Company’s rights to revenues from licenses of its fundamental phage display patent portfolio. As of December 31, 2006, the Company had posted the $7.2 million letter of credit and it is included in restricted cash on the Company’s Consolidated Balance Sheet. At December 31, 2006 and December 31, 2005, there was $7.0 million outstanding under the note. At December 31, 2006 and December 31, 2005, the Company owed $61,000 and $54,000, respectively, of interest on this note, which is included in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets due to the current nature of this liability.

Before termination of the collaboration on February 20, 2007, research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by Dyax-Genzyme LLC. The Company and Genzyme are each required to fund 50% of the monthly expenses of Dyax-Genzyme LLC, except as set forth in the Agreement Regarding Validation Campaign described below. The Company has accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax is recorded as a reduction to research and development expenses because it includes funding that the Company provided to Dyax-Genzyme LLC. Dyax’s 50.01% share of Dyax-Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31, 2006 and 2005, the Company’s investment in the joint venture was $258,000 and $782,000, respectively, which is recorded as an Investment in Joint Venture (Dyax-Genzyme LLC) in the consolidated balance sheets.

In August 2006, Dyax, Genzyme and Dyax-Genzyme LLC entered into an Agreement Regarding Validation Campaign, effective as of July 1, 2006. The agreement provided that Dyax would assume responsibility for the first $14.5 million of manufacturing costs for a series of consecutive manufacturing batches, known as the validation campaign, which would validate the manufacturing process of DX-88 for regulatory purposes and be used for further clinical studies. This arrangement ensured us an adequate supply of DX-88 drug substance for programs outside of the Dyax-Genzyme LLC, specifically for our program developing DX-88 for on-pump CTS procedures. The validation campaign began in the fourth quarter of 2006. This arrangement ended in connection with the termination of the collaboration on February 20, 2007.

The Company has evaluated its collaboration to determine if the related joint venture qualified as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Genzyme and Dyax fund the operations of Dyax-Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualifies as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company has a financial interest in Dyax-Genzyme LLC. However, based on its analysis of the agreement, the Company believes that its exposure to the expected

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

losses of Dyax-Genzyme LLC were less than Genzyme’s and therefore Dyax was not the primary beneficiary of Dyax-Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, the Company has not consolidated Dyax-Genzyme LLC.

Summary financial information for Dyax-Genzyme LLC is as follows:

	Years Ended December 31,
	2006	2005
	(In thousands)
Research and development	$19,328	$23,111
Selling and marketing	1,110	624
General and administrative	266	167
Interest income	(4)	(2)
Net loss	$20,700	$23,900
Current assets	$1,967	$3,442
Non-current assets	514	615
Current liabilities	(1,965)	(2,493)
Non-current liabilities	—	—
Net assets	$516	$1,564
Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	$1,428	$1,508
Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	$966	$1,721

The Company’s Chairman and Chief Executive Officer also serves as an outside director of Genzyme Corporation and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to Genzyme’s Chief Executive Officer.

At December 31, 2006 and 2005, Genzyme owned approximately 1.3% and 1.5%, respectively of the Company’s common stock outstanding.

On February 23, 2007, in connection with the termination, Dyax issued Genzyme 4.4 million shares of the Company’s common stock, which brings Genzyme’s aggregate ownership to 10.3%.

During 1996, the Company signed two patent license agreements with Genzyme consistent with our standard license terms. During 2006, Genzyme terminated one of its patent license agreements with Dyax. The company recorded $4,000 for the year ended December 31, 2006 and $25,000 for each of the years ended December 31, 2005 and 2004 in connection with the maintenance fee on the terminated agreement. The Company recorded license revenues of $25,000, for each year ended December 31, 2006, 2005 and 2004, in connection with the maintenance fee on the ongoing agreement. As of December 31, 2006 and 2005, there were $25,000 and $0 respectively, of outstanding accounts receivable due from Genzyme related to the patent license agreement.

During 2004, the Company signed a library license agreement with Genzyme consistent with its standard license terms. The Company received $1.3 million from Genzyme and recorded license revenues

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12.   Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

of $225,000 for the years ended December 31, 2006 and 2005 and $275,000 for the year ended December 31, 2004 in connection with the technology access fees on this agreement. As of December 31, 2006 and 2005, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

13.   Business Segments

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations. As of December 31, 2006, 2005 and 2004, the Company had approximately $663,000, $1.2 million and $2.0 million, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the years ended December 31, 2006, 2005 and 2004, the Company did not have any external revenues outside the United States.

14.   Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2003	$—	$540	$540
Change for 2004	(87)	(27)	(114)
Balance at December 31, 2004	(87)	513	426
Change for 2005	45	(50)	(5)
Balance at December 31, 2005	(42)	463	421
Change for 2006	50	(66)	(16)
Balance at December 31, 2006	$8	$397	$405

15.   License Agreements

On December 31, 1997, the Company and Cambridge Antibody Technology Limited (CAT) entered into agreements under which each party was granted a license to certain intellectual property owned or controlled by the other party in the field of phage display. This cross-licensing arrangement was further amended and expanded by two separate amendment agreements executed by and between the Company and CAT on January 3, 2003 and September 18, 2003, respectively, and then fully amended and restated on June 21, 2006. Under the terms of the amended and restated agreement, CAT has granted the Company worldwide licenses for research and certain other purposes under all of CAT’s antibody phage display patents (the CAT patents). The Company has also received options for licenses to develop therapeutic and

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   License Agreements (Continued)

diagnostic antibody products under the CAT patents. CAT will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers, which will be recorded as cost of revenues within research and development expenses when incurred. CAT also has rights to share the Company’s revenues from certain other applications of antibody phage display technology. Additionally, CAT is not required to pay the Company royalties related to the Company’s Ladner patents on antibody products developed by CAT.

See also Footnote 12 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions”.

16.   Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:

Year ended Dcember 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$2,674	$3,424	$3,514	$3,164
Loss from operations	$(10,310)	$(9,170)	$(11,298)	$(18,993)
Net loss	$(9,997)	$(8,658)	$(11,482)	$(20,186)
Basic and diluted net loss per share:
Net loss	$(0.26)	$(0.20)	$(0.26)	$(0.46)

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$3,707	$6,693	$2,157	$7,302
Loss from operations	$(8,458)	$(8,067)	$(9,212)	$(5,828)
Net loss	$(8,447)	$(7,925)	$(8,963)	$(5,609)
Basic and diluted net loss per share:
Net loss	$(0.27)	$(0.23)	$(0.24)	$(0.15)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS OF THE COMPANYAND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Nominees for Director”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers” and “Election of Directors—Board and Committee Matters” in the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”).

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

ITEM 11.         EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2007 Proxy Statement: “Election of Directors—Director Compensation,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption “Share Ownership” in the 2007 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,860,432	$5.86	1,585,681
Equity compensation plans not approved by security holders:	—	—	—
Totals:	5,860,432 (2)	$5.86	1,585,681 (3)

(1)          Consists of the Amended and Restated 1995 Equity Incentive Plan and the 1998 Employee Stock Purchase Plan.

(2)          Does not include purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is June 30, 2007.

(3)          Includes 209,240 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 13,859 are issuable in connection with the current offering period which ends on June 30, 2007. The remaining shares consist of 1,571,822 under the 1995 Amended and Restated Equity Incentive Plan. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Election of Directors—Certain Relationships and Related Transactions” in the 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors—Board and Committee Matters” and “Information Concerning Our Independent Registered Public Accounting Firm” in the 2007 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.   FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.   FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 2006, 2005 and 2004

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
2006	$105	$—	$25	$80
2005	$75	$30	$—	$105
2004	$75	$—	$—	$75

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2006	$79,894	$25,653	$5,089	$100,458
2005	$59,820	$20,783	$709	$79,894
2004	$43,419	$18,257	$1,856	$59,820

3.   EXHIBITS

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)   EXHIBITS

Exhibit No.	Description
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

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 27, 2001 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.
4.2

Rights Agreement, dated as of June 27, 2001 between American Stock Transfer & Trust Company, as Rights Agent, and the Company. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 27, 2001 and incorporated herein by reference.

10.1(a)

Amended and Restated 1995 Equity Incentive Plan, as amended through May 19, 2005. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2005 and incorporated herein by reference.

10.1(b)

Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.1(c)

Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.1(d)

Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its non-employee directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan. Filed as Appendix B to the Company’s Definitive Proxy Statement on Form DEF 14A (File No. 000-24537) filed on April 15, 2003 and incorporated herein by reference.

10.3*

Form of Change of Control Agreement between the Company and Clive R. Wood, Ph.D. and Ivana Magovcevic-Liebisch, Ph.D., J.D. Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.4*

Employment Letter Agreement, dated as of September 1, 1999, between Stephen S. Galliker and the Company. Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

10.5*

Employment Letter Agreement dated as of June 27, 2003 between Clive R. Wood, Ph.D. and the Company. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2004 and incorporated herein by reference.

10.6*

Employment Letter Agreement between Dyax Corp. and Thomas R. Beck, M.D., effective as of June 1, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 6, 2005 and incorporated herein by reference.

10.7*

Form of Indemnification Agreement by and between certain directors and executive officers of the Company and the Company. Filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

10.8*

Severance Letter Agreement between Dyax Corp. and Ivana Magovcevic-Liebisch, Ph.D. J.D. dated as of November 16, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on November 17, 2006 and incorporated herein by reference.

10.9

Amended and Restated Registration Rights Agreement, dated as of February 12, 2001, between holders of the Company’s capital stock named therein and the Company. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2000 and incorporated herein by reference.

10.10

Lease, dated as of June 13, 2001, between the Massachusetts Institute of Technology and the Company. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2001 and incorporated herein by reference.

10.11

Master Lease Agreement and related documents between the Company and General Electric Capital Corporation dated as of May 1, 2001. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2002 and incorporated herein by reference.

10.12 †

License Agreement, dated as of January 24, 2001, between Debiopharm S.A. and the Company. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2000 and incorporated herein by reference.

10.13(a) †

Collaboration and License Agreement, dated as of October 31, 2000, between Bracco Holding, B.V. and Bracco International, B.V. and the Company. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference.

10.13(b) †

First Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of December 31, 2003. Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.13(c)

Second Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of January 3, 2005. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2004 and incorporated herein by reference.

10.14(a)

Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company dated as of May 31, 2002. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.14(b)

Amendment No. 1 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, dated as of September 30, 2003. Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.14(c)

Amendment No. 2 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, executed by Dyax on September 29, 2005. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2005 and incorporated herein by reference.

10.15(a)

Senior Secured Promissory Note between Genzyme Corporation and the Company dated as of May 31, 2002. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.15(b)	Amended and Restated Senior Secured Promissory Note between Genzyme Corporation and the Company dated as of August 23, 2006. Filed herewith.
10.16(a)

Security Agreement between Genzyme Corporation and the Company dated as of May 31, 2002. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.16(b)

First Amendment to Security Agreement between Genzyme Corporation and the Company dated as of October 15, 2003. Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

10.16(c)	Agreement Regarding Senior Secured Promissory Note dated as of August 23, 2006. Filed herewith.
10.17 †

Agreement Regarding Validation Campaign by and between Dyax Corp., Genzyme Corporation and Dyax-Genzyme LLC, effective as of July 1, 2006 (executed on August 23, 2006). Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on August 25, 2006 and incorporated herein by reference.

10.18(a) †

License Agreement between XOMA Ireland Limited and the Company dated as of October 16, 2002. Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2002 and incorporated herein by reference.

10.18(b) †	Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006. Filed herewith.

10.19(a) †

Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of January 6, 2003. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2003 and incorporated herein by reference.

10.19(b) †

Second Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of September 18, 2003. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 29, 2003 and incorporated herein by reference.

10.19(c) †

Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of June 21, 2006. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2006 and incorporated herein by reference.

10.20 †

Royalty Interest Assignment Agreement by and among Dyax Corp. and Paul Royalty Fund Holdings II dated as of August 23, 2006. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on August 29, 2006 and incorporated herein by reference.

10.21(a)	Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2005 and incorporated herein by reference.
10.21(b)	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company’s Form 8-K (File No. 000-24537) filed on May 23, 2006.
10.22*	Executive Compensation Summary. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on February 21, 2007 and incorporated herein by reference.
14.1

Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2004 and incorporated herein by reference.

21.1	Subsidiaries of the Company. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm. Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.
99.1	Dyax-Genzyme LLC Financial Statements. Filed herewith.

*                    Indicates a contract with management.

†                    This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this thirteenth day of March, 2007.

DYAX CORP.
By:	/s/ Henry E. Blair
Henry E. Blair
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry E. Blair	Chief Executive Officer, and
Henry E. Blair	Chairman of the Board of Directors	March 13, 2007
(Principal Executive Officer)
/s/ Stephen S. Galliker	Executive Vice President, Finance and
Stephen S. Galliker	Administration and Chief Financial Officer	March 13, 2007
(Principal Financial Officer and Principal
Accounting Officer)
/s/ Constantine E. Anagnostopoulos
Constantine E. Anagnostopoulos	Director	March 13, 2007
/s/ Susan B. Bayh
Susan B. Bayh	Director	March 13, 2007
/s/ James W. Fordyce
James W. Fordyce	Director	March 13, 2007
/s/ Thomas L. Kempner
Thomas L. Kempner	Director	March 13, 2007
/s/ Henry R. Lewis
Henry R. Lewis	Director	March 13, 2007
/s/ David J. McLachlan
David J. McLachlan	Director	March 13, 2007
/s/ Mary Ann Gray
Mary Ann Gray	Director	March 13, 2007