Form 10-Q
period 2007-03-31
DYAX CORP
filed 2007-05-10
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of May 4, 2007: 48,251,922

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$33,011	$11,295
Short-term investments	27,880	47,169
Accounts receivable, net of allowances for doubtful accounts of $80,000 at March 31, 2007 and December 31, 2006	975	2,120
Prepaid research and development	1,279	833
Due from joint venture (Dyax-Genzyme LLC)	—	1,428
Other current assets	1,413	920
Total current assets	64,558	63,765
Fixed assets, net	9,330	8,960
Intangibles, net	1,307	1,432
Restricted cash	11,541	11,517
Long-term investments	—	1,992
Other assets	243	249
Investment in joint venture (Dyax-Genzyme LLC)	—	258
Total assets	$86,979	$88,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,667	$9,288
Current portion of deferred revenue	4,217	4,432
Due to joint venture (Dyax-Genzyme LLC)	—	967
Current portion of long-term obligations	1,497	1,618
Other current liabilities	1,104	1,091
Total current liabilities	17,485	17,396
Deferred revenue	5,293	5,474
Obligation to related party	7,000	7,000
Long-term obligations	33,942	33,210
Deferred rent	1,559	1,632
Total liabilities	65,279	64,712
Commitments and Contingencies (Note 6 and 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at March 31, 2007 and December 31, 2006; 0 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at March 31, 2007 and December 31, 2006; 48,218,883 and 43,700,101 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	482	437
Additional paid-in capital	273,476	255,242
Accumulated deficit	(252,640)	(232,623)
Accumulated other comprehensive income	382	405
Total stockholders’ equity	21,700	23,461
Total liabilities and stockholders’ equity	$86,979	$88,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except share and per share data)
Product development and license fee revenues	$2,630	$2,674

Research and development:
Research and development expenses	20,314	10,592
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(7,000)	(3,907)
Net research and development expenses	13,314	6,685
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	2,445
General and administrative expenses	4,088	3,854
Total operating expenses	21,233	12,984
Loss from operations	(18,603)	(10,310)

Other income (expense):
Interest income	835	570
Interest expense	(2,249)	(257)
Total other income (expense), net	(1,414)	313
Net loss	(20,017)	(9,997)

Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	14
Unrealized gain (loss) on short-term investments	(8)	16
Comprehensive loss	$(20,040)	$(9,967)

Basic and diluted net loss per share	$(0.44)	$(0.26)
Shares used in computing basic and diluted net loss per share	45,523,025	39,106,230

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,017)	$(9,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(326)	(255)
Depreciation and amortization of fixed assets	906	710
Amortization of intangibles	131	126
Interest expense on Paul Royalty agreement	1,949	—
Amortization of deferred rent	(73)	(38)
Compensation expense associated with stock-based compensation plans	605	505
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	2,445
Other	285	—
Changes in operating assets and liabilities:
Accounts receivable	1,145	604
Due from joint venture (Dyax-Genzyme LLC)	1,428	783
Prepaid research and development, and other assets	(910)	1,203
Accounts payable and accrued expenses	1,371	1,000
Due to joint venture (Dyax-Genzyme LLC)	(967)	(671)
Deferred revenue	(396)	(639)
Other liabilities	12	15
Net cash used in operating activities	(11,026)	(4,209)

Cash flows from investing activities:
Purchase of fixed assets	(487)	(313)
Purchase of short term investments	(6,902)	(12,588)
Proceeds from maturity of short term investments	28,500	16,700
Restricted cash	(23)	—
Investment in joint venture (Dyax-Genzyme LLC)	(3,837)	(2,424)
Cash received in purchase of joint venture assets (Dyax-Genzyme LLC)	17,000	—
Net cash provided by investing activities	34,251	1,375

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	232	175
Net proceeds from common stock issuances	—	30,137
Repayment of long-term obligations	(1,731)	(518)
Net cash (used in) provided by financing activities	(1,499)	29,794
Effect of foreign currency translation on cash balances	(10)	20

Net increase in cash and cash equivalents	21,716	26,980
Cash and cash equivalents at beginning of the period	11,295	8,640

Cash and cash equivalents at end of the period	$33,011	$35,620

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$385	$362
Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$17,442	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                           NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications.  To help achieve this goal, Dyax uses its proprietary drug discovery technology, known as phage display to identify antibody, small protein and peptide compounds for clinical development. Dyax also leverages this technology through collaborations and licenses designed to generate revenues through funded research, license fees, milestone payments and royalties.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks of preclinical and clinical trials, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the Food & Drug Administration (FDA) and other governmental regulations and approval requirements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.                                       STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the “Plan”) is an equity plan which is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.  The Plan provides that equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors.  As recently amended, subject to stockholder approval, the Plan provides that options may only be granted at the current market value on the date of grant. The Compensation Committee generally grants options that vest ratably over a 48 month period, and expire within ten years from date of grant unless terminated earlier by death, retirement or other termination.  At March 31, 2007, a total of 1,460,233 shares were reserved and available for the issuance under this plan.  On April 4, 2007, the Compensation Committee of the Board of Directors of Dyax

approved an amendment, subject to stockholder approval, to, among other things, increase the number of shares reserved under the Purchase Plan by 3,600,000 and eliminate the provision for automatic annual increases.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the “Purchase Plan”), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the three months ended March 31, 2007 and 2006 was approximately $27,000 and $40,000, respectively. There were 49,971 and 36,997 shares purchased under the employee stock purchase plan during the three months ended March 31, 2007 and 2006, respectively.  At March 31, 2007, a total of 13,859 shares were reserved and available for issuance under this plan.   On April 4, 2007, the Compensation Committee of the Board of Directors of Dyax approved an amendment, subject to stockholder approval, to the Purchase Plan to increase the number of shares reserved under the Purchase Plan by 300,000 shares and extend term of the plan to January 30, 2017.

The following table reflects stock compensation expense recorded during the quarter ended March 31, 2007 and March 31, 2006 in accordance with SFAS 123R (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Stock options	$578	$465
Employee stock purchase plan	27	40
	$605	$505

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$334	$286

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$271	$219

3. INVESTMENTS

The Company considers its investment portfolio of short-term and long-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of March 31, 2007, the Company’s short-term investments consist of U.S. Treasury notes and with an amortized cost and estimated fair value of $27.9 million, and had no unrealized gain or loss.  All short-term investments mature in one year or less.  As of March, 31, 2007, the Company had no long-term investments.  As of December 31, 2006, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $47.2 million, and had an unrealized gain of $11,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2006, the Company had a long-term investment with an amortized cost and estimated fair value of $2.0 million, and had an unrealized loss of $2,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Accounts payable	$1,055	$1,094
Accrued employee compensation and related taxes	1,886	2,845
Accrued external research and development and contract manufacturing	5,196	3,237
Accrued legal expenses	666	473
Other accrued liabilities	1,864	1,639
	$10,667	$9,288

5. NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 5,917,121 and 5,010,558 were outstanding at March 31, 2007 and 2006, respectively.

6. INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

Prior to February 20, 2007, the Company had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax–Genzyme LLC, through which they jointly owned the rights to DX-88 for the treatment of HAE. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each would have been entitled to receive approximately 50% of any profits realized as a result. In addition, the Company was entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88.

On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration for the development and commercialization of DX-88 for the treatment of HAE.  Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC’s assets to Dyax, including fixed assets, the rights to DX-88 worldwide, and the $17.0 million cash payment. As a result Dyax now has the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Genzyme also agreed to provide us with transition services for a period following the termination of our agreement.  Dyax’s acquisition of Genzyme’s 49.99% portion of the LLC was accounted for as a purchase of assets in exchange for 4.4 million shares of the Company’s common stock.

Before termination of the collaboration on February 20, 2007, research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme were each required to fund 50% of the monthly expenses of Dyax–Genzyme LLC.  The Company evaluated this agreement to determine if the related joint venture qualified as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R).  The Company concluded that the joint venture qualified as a variable entity and that Dyax was not the primary beneficiary.  Accordingly, the Company accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses because it included funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss is recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31, 2006, the Company’s investment in the joint venture was $258,000, which is recorded as an Investment in Joint Venture (Dyax–Genzyme LLC) in the consolidated balance sheets under the equity method.  As of March 31, 2007, the Company owns 100% of the LLC and has consolidated the financial statements being the primary beneficiary as defined by FIN 46R.

In October 2002, the Company received $7.0 million from Genzyme under a senior secured promissory note issued in May 2002, which bears interest at the prime rate (8.25% at March 31, 2007) plus 2%.  Interest is payable quarterly.  On August 22, 2006, the Company and Genzyme amended and restated the senior secured promissory note, extending the term of the note from May 2007 to May 2010.  In connection with this amendment, the financial covenants under the original note were eliminated and all of the existing collateral for the note was released and replaced with a $7.2 million letter of credit, which is included in restricted cash on the Company’s consolidated balance sheet at March 31, 2007 and December 31, 2006.  There was $7.0 million outstanding under the note and the Company owed $61,000 of interest on this note at both March 31, 2007 and December 31, 2006.  The interest is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets due to the current nature of this liability.

Henry Blair, the Company’s Chairman and Chief Executive Officer currently serves as an outside director of Genzyme Corporation although his current term expires in May 2007 and he will not be seeking reelection.  Mr. Blair was also a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to Genzyme’s Chief Executive Officer.

At March 31, 2007 and December 31, 2006, Genzyme owned approximately 10.3% and 1.3%, respectively, of the Company’s common stock outstanding.

During the first quarter of 2006, Genzyme terminated one of its patent license agreements with Dyax. The Company did not record any license revenue for maintenance fees on this agreement for the three months ended March 31, 2007. For the three months ended March 31, 2006, the Company recorded license revenues of $6,000 in connection with the maintenance fees on this agreement. As of March 31, 2007 and 2006 there was no accounts receivable balance related to this patent license agreement.

7. BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of March 31, 2007 and December 31, 2006, the Company had approximately $934,000 and $663,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three months ended March 31, 2007 and 2006, the Company did not have any external revenues outside the United States.

8. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits.  At the adoption date of FIN 48, January 1, 2007 and also at March 31, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 1989 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of $179.1 million and $132.6 million expiring at various dates through 2027, and orphan drug and research and development credit carryforwards (“tax credits”) of $23.3 million expiring at various dates through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of our deferred tax asset.  The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits.  The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study.  Any limitation may result in expiration of a portion of the NOL or tax credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

9. LONG-TERM OBLIGATIONS

In August 2006, we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, under which we received an upfront payment of $30 million.  In exchange for this payment, we assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by us under the Licensing and Funded Research Program (LFRP) through 2017, with Paul Royalty retaining the right to extend the term of this agreement for an additional two years if certain conditions are not met.  We also have an option to receive an additional $5 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008, which would result in a pro rata increase in our payments to them.

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $110.9 million in total payments to Paul Royalty.  During the three months ended March 31, 2007, the Company made payments totaling $1.2 million related to this obligation to Paul Royalty.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $1.9 million of which no amount was allocated to the principal amount.  The debt balance was $31.4 million at March 31, 2007 and $30.7 million at December 31, 2006.

The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method.  At March 31, 2007 and December 31, 2006, the unamortized debt issuance costs were $243,000 and $249,000, respectively, and are included in other assets on the Company’s consolidated balance sheet.

10. SUBSEQUENT EVENT

On May 3, 2007, the Company entered into a separation, release and consulting services agreement with Thomas R. Beck terminating his employment in connection with his resignation as the Company’s President and Chief Operating Officer. Dr. Beck has become a consultant to the Company from the date of the agreement through February 10, 2008.

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

Our lead product candidate, DX-88 (ecallantide), is a recombinant form of a small protein that is currently in clinical trials for its therapeutic potential in two separate indications.  We have successfully completed three Phase 2 trials and a Phase 3 trial of DX-88 for the treatment of hereditary angioedema (HAE).  A second Phase 3 trial, known as EDEMA4, began in April 2007.  DX-88 has orphan drug designation in the U.S. and E.U., as well as Fast Track designation in the U.S. for the treatment of acute attacks of HAE.

Additionally, we have successfully completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures.  We are initiating a Phase 2 trial for further development of DX-88 in on-pump cardiothoracic surgery (CTS), including CABG and heart valve replacement or repair procedures.

We identified DX-88 and other compounds in our pipeline using our patented phage display technology, which rapidly selects compounds that bind with high affinity and specificity to therapeutic targets.  We leverage this technology broadly with over 70 revenue generating licenses and collaborations for therapeutic discovery, as well as in non-core areas such as affinity separations, diagnostic imaging, and research reagents.

In addition to our clinical stage programs, we have 14 other product candidates in our discovery and development pipeline.  The most advanced of our product candidates is DX-2240, which is currently in preclinical development.  DX-2240 is a fully human monoclonal antibody that targets the Tie-1 receptor, a protein receptor that we believe is important in the process of blood vessel formation known as angiogenesis.  DX-2240 offers a novel mechanism of action for inhibiting tumor growth, which we believe may have potential application in the treatment of various types of cancer.

All of the compounds in our pipeline were discovered using our proprietary phage display technology which rapidly generates product candidates that bind with high affinity and specificity to therapeutic targets.  Although we use this technology primarily to advance our own internal development activities, we also leverage it broadly through licenses and collaborations so that other biopharmaceutical and pharmaceutical companies can use the technology to discover and develop biopharmaceutical leads.  Through this program, which we refer to as our Licensing and Funded Research Program or LFRP, we maintain more than 70 revenue generating licenses and collaborations.  Under the LFRP, our licensees and collaborators have 13 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates are in various stages of discovery research.  We are entitled to receive milestones and/or royalties from our licensees and collaborators to the extent that any of these product candidates advance in development and are ultimately commercialized.  During 2006, we monetized and sold a substantial portion of the future revenues generated through the LFRP through 2017 to an affiliate of Paul Capital Partners for $30 million in upfront cash with an option for an additional $5 million if the LFRP achieves specified revenue levels by the end of 2008.

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology.  In the near term, we expect to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE.  In addition, we are moving forward on the clinical development of DX-88 as a treatment for patients undergoing on-pump cardiothoracic surgery, and we expect to be in a position to advance one other product candidate into the clinic in 2007.  In the long term, we expect that we, together with our licensees and collaborators, will continue to use our technology and expertise to develop and commercialize new therapeutic product candidates.

We continued to incur losses in the first quarter of 2007 and expect to incur significant operating losses over at least the next several years and do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

Clinical Development Programs

DX-88 for HAE.    We are developing DX-88 as a treatment for HAE.  Through February 20, 2007, all development activities were conducted in collaboration with Genzyme Corporation and managed through Dyax–Genzyme LLC, a jointly owned limited liability company. On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration.  See Footnote 6 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions” for additional information regarding this agreement. As a result, we now own all of the rights to DX-88 worldwide and are responsible for the future development of DX-88 for HAE.

The clinical development of DX-88 for HAE is summarized as follows:

•                  In March 2003, we successfully completed a 9-patient, multi-center, open-label, single dose, dose-escalating Phase 2 study, known as EDEMA0.

•                  In May 2004, we successfully completed a 48-patient, multi-center, placebo-controlled, single dose, dose-escalating Phase 2 study, known as EDEMA1.

•                  In January 2006, we successfully completed a 77-patient, multi-center, open-label, repeat dosing Phase 2 study, known as EDEMA2.

•                  In November 2006, we successfully completed a 72-patient, multi-center, Phase 3 study, known as EDEMA3. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks.

In addition to these completed studies, we treated the first patient in a second Phase 3 study, known as EDEMA4, in April 2007.  This trial, which is being conducted under a Special Protocol Assessment (SPA), is intended to further support the validity of the patient reported outcome (PRO) methodology used in the EDEMA3 trial and confirm the efficacy and safety of DX-88.  An open-label continuation study will also be conducted to augment our clinical data with respect to DX-88.

In light of the data generated by the trials we have completed to date and assuming the successful completion of the EDEMA4 trial, we now estimate regulatory approval of DX-88 for HAE in the U.S. in late 2008, followed by approval in the European Union. We estimate the total remaining costs to commercialization to be in the range of $65 million to $75 million. As a result of the termination of our collaboration with Genzyme, we will be responsible for funding all of these costs. Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including fixed assets, the rights to DX-88 worldwide, and the $17.0 million cash payment made by Genzyme to the LLC in connection with the termination, which will be used to partially offset the costs for commercialization.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$9,647	$3,958
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(7,000)	(3,907)
Net research and development expenses for DX-88 for HAE	2,647	51
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,831	2,445
Net loss on DX-88 for HAE program	$6,478	$2,496

During the three months ended March 31, 2007 (the 2007 Quarter), our research and development expenses on this program totaled $9.6 million compared with $4.0 million in the three months ended March 31, 2006 (the 2006 Quarter). The increase in spending from 2006 to 2007 is attributable to increased manufacturing costs related to licensure studies and drug supply for the 2007 clinical trials, an increase in preclinical study costs, an increase in clinical study costs for the close out of EDEMA3, and start up costs for EDEMA4.

Dyax–Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program incurred after the completion of the first Phase 2 clinical trial for HAE, which occurred in 2003, until the termination of the LLC on February 20, 2007. During the 2007 Quarter, through the date of the termination, Dyax–Genzyme LLC reimbursed us for $7.0 million of our expenses. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss.  In subsequent quarters there will be no reimbursement from the joint venture with Genzyme. In the 2006 Quarter, Dyax–Genzyme LLC reimbursed us $3.9 million for our expenses relating to the program.

Through February 20, 2007 Dyax–Genzyme LLC had net losses of approximately $7.7 million for the 2007 Quarter and $4.9 million for the 2006 Quarter. These losses represent the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portions of the losses, accounted for under the equity method, were $3.8 million and $2.4 million for the 2007 and 2006 Quarters, respectively, and were proportional to our 50.01% financial interest in the program. Our portion of the loss is separately classified as equity loss in joint venture on the consolidated statements of operations and comprehensive loss.  All expenditures on the program after February 20, 2007 are the sole responsibility of Dyax and are included in research and development on the consolidated statement of operations and comprehensive loss.  In subsequent quarters there will be no equity loss in the Dyax–Genzyme LLC joint venture.

DX-88 for on-pump CTS.     We are developing DX-88 as a treatment for patients undergoing on-pump cardiothoracic surgery (on-pump CTS), specifically CABG and heart valve replacement or repair procedures.

We are initiating a Phase 2, 160-patient, placebo-controlled study at ten major clinical centers in the United States. During the 2007 Quarter, research and development expenses on this program totaled

$970,000 compared with $153,000 for the 2006 Quarter.  The increase in spending from 2006 to 2007 is attributable to increased DX-88 material and other start-up costs related to our initiation of a Phase 2 study to continue development for this indication.  We estimate the total cost of this Phase 2 trial to be approximately $7 million to $9 million over a two year period.  Because of the risks and uncertainties associated with these programs, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to support our programs, the preparation and filing of a BLA, the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete the development of DX-88 in the on-pump CTS indication, or whether this program will be successfully completed at all.

Goals for Clinical Development Programs.  Our goal for both of our ongoing clinical development programs for DX-88 is to obtain marketing approval from the FDA and analogous international regulatory agencies. Material cash inflows for either of these programs, other than milestone payments from any collaboration we may enter into, will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

Other Biopharmaceutical Discovery and Development Programs.

Through internal discovery activities and business relationships with academic institutions and biotechnology and pharmaceutical companies, we use our proprietary phage display technology in our research programs to identify compounds with therapeutic and diagnostic potential. In addition to our clinical stage programs, we have 14 other product candidates in our discovery and development pipeline, two of which are currently in preclinical development. These programs represented approximately $7.0 million of our research and development expenses during the 2007 Quarter.  We have a total of seven discovery and development programs underway in oncology, one of which is in collaboration with another organization. These programs are focused on the discovery and development of therapies that fight cancer primarily in three ways: inhibiting angiogenesis (the growth of blood vessels), inhibiting proteases believed to be associated with tumor growth and proliferation, and targeting cell surface and soluble proteins believed to be over expressed by certain tumors. We also have six discovery and development programs focused on targets that are believed to be important mediators of inflammation, one of which we are developing in collaboration with another company. In addition, in collaboration with another company, we have one discovery and development program focused on an infectious disease target.

Licensing and Funded Research Activities.

Although our proprietary phage display technology is used primarily to advance our own internal development activities, we also leverage this technology broadly with over 70 revenue generating licenses and collaborations. These licenses and collaborations allow others to gain access to our technology in therapeutic discovery and in non-core areas such as diagnostic imaging, research reagents and separations. Currently, our licensees have 14 product candidates in clinical trials that were generated from our technology and we estimate that over 70 additional product candidates that were generated using our technology are in various stages of discovery research. These licenses and collaborations generate revenues for us in the form of license fees and milestones and royalties, which we receive from our licensees and collaborators to the extent that product candidates advance in development and are ultimately commercialized.  During 2006, we monetized and sold a substantial portion of the future revenues generated through the LFRP through 2017 to an affiliate of Paul Capital Partners.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenue.   Substantially all our revenues have come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. These revenues fluctuate from quarter to quarter. Revenues decreased to $2.6 million in the 2007 Quarter from $2.7 million in the 2006 Quarter, a decrease of $44,000. This decrease primarily relates to a $617,000 decrease in revenues associated with our former DX-890 product collaboration with Debiopharm, which concluded in the 2006 Quarter, offset by increases in revenue from library licenses and collaborations.  The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.

Research and Development.   Our research and development expenses for 2007 and 2006 Quarters are summarized as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$20,314	$10,592
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(7,000)	(3,907)
Net research and development expenses per consolidated statements of operations and comprehensive loss	13,314	6,685
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,831	2,445
Research and development expenses adjusted to include equity loss in joint venture	$17,145	$9,130

Our research and development expenses arise primarily from compensation and other related costs, including personnel dedicated to research and development activities and from the fees paid and costs reimbursed to outside professionals to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but expenses through February 20, 2007 were reimbursed by the Dyax–Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly funded the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE through February 20, 2007, including any incurred by Genzyme.  In subsequent quarters there will be no reimbursement from the joint venture with Genzyme nor any item of equity loss in the joint venture.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $8.0 million from the 2006 Quarter to the 2007 Quarter due to a $1.4 million increase in our equity loss in joint venture and a $6.6 increase in net research and development expenses. The increase in our equity loss in joint venture was a result of increased activity in the areas of pre-clinical, clinical trial, and manufacturing licensure studies for the development of DX88 HAE.  Of the $6.6 million increase in net research and development expenses $5.3 million is attributable to DX-88 manufacturing costs for process validation runs for use in both the HAE and on-pump CTS programs. The process validation runs were primarily conducted in Q4 2006 and Q1 2007.  The additional $1.2 million increase in net research and development expenses is attributable to an increase in clinical trial costs for DX88 on-pump CTS, and an increase in preclinical and small scale manufacturing costs associated with advancing the formal development of DX-2240.

Our management believes that the above presentation of adjusted net research and development expenses, although a non-GAAP measure, provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss. Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.  In subsequent quarters there will be no reimbursement from the joint venture with Genzyme nor any item of equity loss in the joint venture.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $4.1 million for the 2007 Quarter compared to $3.9 million for the 2006 Quarter, an increase of $234,000.  The increase was due to increased personnel costs.

Interest Expense.   Interest expense increased $2.0 million, from $257,000 in the 2006 Quarter to $2.2 million in the 2007 Quarter.  This increase is primarily due to non-cash interest from our agreement with Paul Royalty.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net loss	$(20,017)	$(9,997)
Depreciation and amortization	1,037	836
Interest expense on Paul Royalty agreement	1,949	—
Compensation expense associated with stock-based compensation plans	605	505
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	2,445
Change in accounts receivable	1,145	604
Change in accounts payable and accrued expenses	1,371	1,000
Prepaid research and development, and other assets	(910)	1,203
Due from joint venture (Dyax-Genzyme LLC)	1,428	783
Due to joint venture (Dyax-Genzyme LLC)	(967)	(671)
Other changes in operating activities	(498)	(917)
Net cash used in operating activities	(11,026)	(4,209)
Net cash provided by investing activities	34,251	1,375
Net cash provided by (used in) financing activities	(1,499)	29,794
Effect of foreign currency translation on cash balances	(10)	20
Net increase in cash and cash equivalents	$21,716	$26,980

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through March 31, 2007, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $243 million, including net proceeds of $30.1 million from our March 2006 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenues, long-term obligations and other sources such as the transaction with Paul Capital that provided us with a $29.5 million net cash payment in exchange for granting Paul Royalty the right to receive a specific percentage of the net royalties, including milestone fees and other payments, receivable by us under our Licensing and Funded Research Program (LFRP). As of March 31, 2007, we had cash and cash equivalents and short term investments aggregating $60.9 million. Our excess funds are currently invested in short term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $11.0 million in the 2007 Quarter, compared with $4.2 million in the 2006 Quarter.  Our cash used in operating activities for the 2007 Quarter consisted primarily of our net loss of $20.0 million offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $3.8 million, interest expense related to the Paul Royalty agreement of $1.9 million, depreciation and amortization of fixed assets and intangibles totaling $1.0 million, compensation expense associated with stock-based compensation plans totaling $605,000 and a $1.7 million change in operating assets and liabilities.  The change in operating assets and liabilities includes an increase in accounts payable and accrued expenses of $1.4 million, a decrease in accounts receivable of $1.1 million, decrease in amount due from the joint venture (Dyax-Genzyme LLC) totaling $1.4 million, and a decrease in amount due to the joint venture (Dyax-Genzyme LLC) totaling $967,000.  In subsequent quarters there will be no amount due to or from the joint venture. Our cash used in operating activities for the 2006 Quarter consisted primarily of our net loss of $10.0 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax–Genzyme LLC) of $2.4 million, depreciation and amortization of fixed assets and intangibles totaling $836,000, compensation expense associated with stock-based compensation plans totaling $505,000 and a $2.3 million change in operating assets and liabilities.  The change in operating assets and liabilities includes a reimbursement due from the joint venture (Dyax–Genzyme LLC) totaling $783,000, which is our costs incurred on the DX-88 for HAE program during the 2006 Quarter that have not been reimbursed as of March 31, 2006, an amount due to (Dyax–Genzyme LLC) totaling $671,000, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2006 Quarter, increases in accounts payable and accrued expenses of $1.0 million, and a $1.2 million decrease in prepaid research and development and other assets.

Our investing activities provided cash of $34.3 million in the 2007 Quarter, compared with $1.4 million in the 2006 Quarter.  Our investing activities for the 2007 Quarter are primarily due to the $17.0 million of cash received in connection with the purchase of the joint venture, and the timing of the maturity of our short-term investments.  Our investing activities for the 2007 and 2006 Quarters also included contributions to Dyax-Genzyme LLC of $3.8 million and $2.4 million, respectively.

Our financing activities used cash of $1.5 million in the 2007 Quarter, and provided cash of $29.8 million in the 2006 Quarter.  Our financing activities for the 2007 Quarter primarily consist of the repayment of long-term obligations of $1.7 million, which includes payments to Paul Royalty, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options.  Our financing activities for the 2006 Quarter included net proceeds of $30.1 million from our March underwritten public offering, partially offset by the repayment of long-term obligations of $518,000.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

We believe that existing cash and cash equivalents and short-term investments plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2008. We expect to use approximately $45 million in cash during 2007.  For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended March 31, 2007, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2006, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts, royalty interest obligations, share-based compensation and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2007.  In the first quarter of 2007, there have been no changes to our critical accounting policies.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, pre-clinical studies, clinical trials and collaborations.  Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete.  The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements.  Important factors which may affect future operating results, research and development programs, pre-clinical studies, clinical trials, and collaborations include, without limitation, those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2007, we had cash, cash equivalents and short-term investments of approximately $60.9 million.  Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of March 31, 2007, we had $42.4 million outstanding under long-term obligations.  Interest rates on $4.0 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  The assumed interest rate on the $31.4 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations.  Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations.  A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Securities Sale Agreement by and between Genzyme Corporation and the Company dated February 20, 2007. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-142325) filed with the Commission on April 24, 2007 and incorporated herein by reference.

10.1

Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on February 27, 2006 and incorporated herein by reference.

10.2[†]	Termination Agreement by and between Genzyme Corporation and the Company dated February 20, 2007. Filed herewith.

10.3	Separation, Release and Consulting Services Agreement by and between Thomas R. Beck, M.D. and the Company dated May 3, 2007. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†                                         [This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.]

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: May 10, 2007
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

4.1

Securities Sale Agreement by and between Genzyme Corporation and the Company dated February 20, 2007. Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 333-142325) filed with the Commission on April 24, 2007 and incorporated herein by reference.

10.1

Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on February 27, 2006 and incorporated herein by reference.

10.2[†]	Termination Agreement by and between Genzyme Corporation and the Company dated February 20, 2007. Filed herewith.

10.3	Separation, Release and Consulting Services Agreement by and between Thomas R. Beck, M.D. and the Company dated May 3, 2007. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†                                         [This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.]