Form 10-Q
period 2007-06-30
DYAX CORP
filed 2007-08-01
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

YES  ☐  NO  ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 30, 2007: 60,385,010

DYAX CORP.
TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION	3
Item 1—Financial Statements	3
Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and December 31, 2006	3
Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 30, 2007 and 2006 and for the six months ended June 30, 2007 and 2006	4
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and 2006	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3—Quantitative and Qualitative Disclosures About Market Risk	21
Item 4—Controls and Procedures	22
PART II—OTHER INFORMATION	23
Item 4—Submission of Matters to a Vote of Security Holders	23
Item 6—Exhibits	24
Signature	25
Exhibit Index	26

PART I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,607	$11,295
Short-term investments	20,733	47,169
Accounts receivable, net of allowances for doubtful accounts of $104 at June 30, 2007 and $80 at December 31, 2006	576	2,120
Prepaid research and development	1,599	833
Due from joint venture (Dyax-Genzyme LLC)	—	1,428
Other current assets	800	920
Total current assets	49,315	63,765
Fixed assets, net	8,835	8,960
Intangibles, net	1,181	1,432
Restricted cash	11,501	11,517
Long-term investments	—	1,992
Other assets	237	249
Investment in joint venture (Dyax-Genzyme LLC)	—	258
Total assets	$71,069	$88,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,551	$9,288
Current portion of deferred revenue	4,368	4,432
Due to joint venture (Dyax-Genzyme LLC)	—	967
Current portion of long-term obligations	1,611	1,618
Other current liabilities	1,112	1,091
Total current liabilities	18,642	17,396
Deferred revenue	5,151	5,474
Obligation to related party	7,000	7,000
Long-term obligations	34,254	33,210
Deferred rent	1,459	1,632
Total liabilities	66,506	64,712
Commitments and Contingencies (Note 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at June 30, 2007 and December 31, 2006; 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at June 30, 2007 and December 31, 2006; 48,259,543 and 43,700,101 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	483	437
Additional paid-in capital	274,272	255,242
Accumulated deficit	(270,551)	(232,623)
Accumulated other comprehensive income	359	405
Total stockholders’ equity	4,563	23,461
Total liabilities and stockholders’ equity	$71,069	$88,173

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
Product development and license fee revenue	$2,647	$3,424	$5,277	$6,098
Research and development:
Research and development expenses	15,522	10,503	35,836	21,095
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(4,326)	(7,000)	(8,233)
Net research and development expenses	15,522	6,177	28,836	12,862
Equity loss in joint venture (Dyax-Genzyme LLC)	—	2,751	3,831	5,196
General and administrative expenses	3,489	3,666	7,577	7,520
Total operating expenses	19,011	12,594	40,244	25,578
Loss from operations	(16,364)	(9,170)	(34,967)	(19,480)
Other income (expense):
Interest income	728	810	1,563	1,380
Interest expense	(2,275)	(298)	(4,524)	(555)
Total other (expense) income, net	(1,547)	512	(2,961)	825
Net loss	(17,911)	(8,658)	(37,928)	(18,655)
Other comprehensive income (loss):
Foreign currency translation adjustments	(24)	(12)	(39)	2
Unrealized gain (loss) on short term investments	2	1	(6)	17
Comprehensive loss	$(17,933)	$(8,669)	$(37,973)	$(18,636)
Basic and diluted net loss per share	$(0.37)	$(0.20)	$(0.81)	$(0.45)
Shares used in computing basic and diluted net loss per share	48,247,303	43,578,939	46,892,690	41,354,940

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,928)	$(18,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(492)	(604)
Depreciation and amortization of fixed assets	1,624	1,454
Amortization of intangibles	263	252
Amortization of deferred rent	(173)	(97)
Interest expense on Paul Royalty agreement	3,961	—
Compensation expense associated with stock-based compensation plans	1,283	1,021
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	5,196
Provision for doubtful accounts	25	—
Other	285	—
Changes in operating assets and liabilities:
Accounts receivable	1,519	683
Due from joint venture (Dyax-Genzyme LLC)	1,428	804
Prepaid research and development, and other assets	(614)	461
Accounts payable and accrued expenses	2,267	177
Due to joint venture (Dyax-Genzyme LLC)	(967)	(679)
Deferred revenue	(387)	(2,363)
Other long-term liabilities	—	46
Net cash used in operating activities	(24,075)	(12,304)
Cash flows from investing activities:
Purchase of fixed assets	(700)	(722)
Purchase of short term investments	(25,514)	(43,643)
Proceeds from maturity of short term investments	54,428	37,350
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	17,000	—
Restricted cash	16	37
Investment in joint venture (Dyax-Genzyme LLC)	(3,837)	(5,159)
Net cash provided by (used in) investing activities	41,393	(12,137)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	350	219
Net proceeds from common stock issuances	—	30,137
Proceeds from long-term obligations	402	601
Repayment of long-term obligations	(3,725)	(1,101)
Net cash (used in) provided by financing activities	(2,973)	29,856
Effect of foreign currency translation on cash balances	(33)	16
Net increase in cash and cash equivalents	14,312	5,431
Cash and cash equivalents at beginning of the period	11,295	8,640
Cash and cash equivalents at end of the period	$25,607	$14,071
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$390	$415
Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$17,442	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                 NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. Dyax uses its proprietary drug discovery technology, known as phage display to identify antibody, small protein and peptide compounds for clinical development. Dyax also leverages its phage display technology through collaborations and licenses designed to generate revenue through funded research, license fees, milestone payments and royalties.

Dyax’s lead product candidate, DX-88 (ecallantide), is a recombinant small protein currently in clinical trials for its therapeutic potential in two separate indications. Dyax has completed three Phase 2 trials and one Phase 3 trial of DX-88 for the treatment of hereditary angioedema (HAE). A second Phase 3 trial is ongoing. Additionally, Dyax has completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures, and recently initiated a Phase 2 trial for further development of DX-88 in on-pump cardiothoracic surgery (CTS), including CABG and heart valve replacement or repair procedures. Dyax owns full worldwide commercial rights to the DX-88 program including the HAE and on-pump CTS indications.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

2.                 STOCKHOLDERS’ EQUITY AND Stock-Based Compensation

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan as amended to date (the “Plan”) is an equity plan that is intended to attract and retain employees, provide an incentive for them to assist the Company to achieve long-range performance goals and enable them to participate in the long-term growth of the Company. The Plan provides that equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees and consultants of the Company by action of the Compensation Committee of the Board of Directors. The Plan provides that options may only be granted at the current market value on the date of grant. The Compensation Committee generally grants options that vest ratably over a 48 month period, and expire within ten years from date of grant unless terminated earlier by death, retirement or other termination. At June 30, 2007, a total of 5,131,083 shares were reserved and available for the issuance under this plan. At the Company’s annual meeting of stockholders on May 17, 2007, stockholders approved an amendment to increase the number of shares reserved under the Purchase Plan by 3,600,000 and eliminate the provision for automatic annual increases.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan as amended to date (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were 49,971 and 36,997 shares purchased under the employee stock purchase plan during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, a total of 313,859 shares were reserved and available for issuance under this plan. At the Company’s annual meeting of shareholders on May 17, 2007, stockholders approved an amendment to the Purchase Plan to increase the number of shares reserved under the Purchase Plan by 300,000 shares and extend the term of the plan to January 30, 2017.

Compensation Expense

The following table reflects stock compensation expense recorded during the three and six months ended June 30, 2007 and 2006 in accordance with SFAS 123R:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Compensation expense related to:
Equity incentive plan	$652	$476	$1,230	$941
Employee stock purchase plan	26	40	53	80
	$678	$516	$1,283	$1,021
Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$343	$286	$677	$572
Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$335	$230	$606	$449

3.                 INVESTMENTS

The Company considers its investment portfolio of short-term and long-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of June 30, 2007, the Company’s short-term investments consist of U.S. Treasury notes and with an amortized cost and estimated fair value of $20.7 million, and had an unrealized gain of $2,000. All short-term investments mature in one year or less. As of June 30, 2007, the Company had no long-term investments. As of December 31, 2006, the Company’s short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $47.2 million, and had an unrealized gain of $11,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. As of December 31, 2006, the Company had a long-term investment with an amortized cost and estimated fair value of $2.0 million, and had an unrealized loss of $2,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

4.                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Accounts payable	$1,707	$1,094
Accrued employee compensation and related taxes	2,291	2,845
Accrued external research and development and contract manufacturing	5,003	3,237
Accrued legal expenses	722	473
Other accrued liabilities	1,828	1,639
	$11,551	$9,288

5.                 NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options totaling 5,791,752 and 5,107,703 were outstanding at June 30, 2007 and 2006, respectively.

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

On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration for the development and commercialization of DX-88 for the treatment of HAE. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC’s assets to Dyax, including fixed assets, the rights to DX-88 worldwide, and the $17.0 million cash payment. As a result Dyax now has the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Genzyme also agreed to provide Dyax with transition services for a period following the termination of our agreement. Dyax’s acquisition of Genzyme’s 49.99% portion of the LLC was accounted for as a purchase of assets in exchange for 4.4 million shares of the Company’s common stock.

Before termination of the collaboration on February 20, 2007, research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by Dyax-Genzyme LLC. The Company accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses. At December 31, 2006, the Company’s investment in the joint venture was $258,000, which is recorded as an Investment in Joint Venture (Dyax-Genzyme LLC) in the consolidated balance sheets under the equity method. As of June 30, 2007, the Company owns 100% of the LLC and has consolidated its financial statements.

In October 2002, the Company received $7.0 million from Genzyme under a senior secured promissory note issued in May 2002, which bears interest at the prime rate (8.25% at June 30, 2007) plus 2%. Interest is payable quarterly. On August 22, 2006, the Company and Genzyme amended and restated the senior secured promissory note, extending the term of the note from May 2007 to May 2010. In connection with this amendment, the financial covenants under the original note were eliminated and all of the existing collateral for the note was released and replaced with a $7.2 million letter of credit, which is included in restricted cash on the Company’s consolidated balance sheet at June 30, 2007 and December 31, 2006. There was $7.0 million outstanding under the note and the Company owed $59,000 and $61,000 of interest on this note at June 30, 2007 and December 31, 2006, respectively. The interest is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets due to the current nature of this liability.

Henry Blair, the Company’s Chairman, President and Chief Executive Officer previously served as an outside director of Genzyme Corporation until May 2007 and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to Genzyme’s Chief Executive Officer.

At June 30, 2007 and December 31, 2006, Genzyme owned approximately 10.3 % and 1.3%, respectively, of the Company’s common stock outstanding.

7.                 BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations. As of June 30, 2007 and December 31, 2006, the Company had approximately $836,000 and $663,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three and six months ended June 30, 2007 and 2006, the Company did not have any external revenue outside the United States.

8.                 INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at June 30, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 1989 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

At December 31, 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of $179.1 million and $132.6 million expiring at various dates through 2027, and orphan drug and research and development credit carryforwards (“tax credits”) of $23.3 million expiring at various dates through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since Company formation, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of our deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

9.                 LONG-TERM OBLIGATIONS

In August 2006, we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, under which we received an upfront payment of $30 million. In exchange for this payment, we assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by us under the Licensing and Funded Research Program (LFRP) through 2017. The agreement will extend for an additional two years if the LFRP does not meet certain financial thresholds. We also have an option to receive an additional $5 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008, which would result in a pro rata increase in our payments to them.

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet. Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method. The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $99.2 million in total payments to Paul Royalty. During the six months ended June 30, 2007, the Company made payments totaling $2.8 million related to this obligation to Paul Royalty. Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $4.0 million of which no amount was allocated to the principal amount. The debt balance was $31.9 million at June 30, 2007 and $30.7 million at December 31, 2006.

The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method. At June 30, 2007 and December 31, 2006, the unamortized debt issuance costs were $237,000 and $249,000, respectively, and are included in other assets on the Company’s consolidated balance sheet.

10.          SUBSEQUENT EVENT

On July 18, 2007, the Company issued and sold 10,500,000 shares of its common stock in an underwritten public offering at a price of $3.67 per share. On July 26, 2007, the underwriters exercised their option to purchase an additional 1,575,000 shares of common stock at the public offering price. The net proceeds to the Company were approximately $41.3 million after deducting underwriting discounts and commissions and offering expenses.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and elsewhere in this report contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include those described under “Important Factors That May Affect Future Operations and Results” below.

OVERVIEW

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development.

Our lead product candidate, DX-88 (ecallantide), is a recombinant small protein currently in clinical trials for its therapeutic potential in two separate indications. We have completed three Phase 2 trials and one Phase 3 trial of DX-88 for the treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. A second Phase 3 trial, known as EDEMA4, began in April 2007 and is being conducted under a Special Protocol Assessment (SPA) agreed upon with the FDA. DX-88 has orphan drug designation in the United States and European Union, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE.

Additionally, we have completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures. In May 2007, we initiated a Phase 2 trial for further development of DX-88 in on-pump cardiothoracic surgery (CTS), including CABG and heart valve replacement or repair procedures.

We own full worldwide commercial rights to the DX-88 program, including the HAE and on-pump CTS indications.

In addition to our candidates in clinical trials, we have identified two of our product candidates for preclinical development in oncology indications:  DX-2240 and DX-2400. DX-2240, a fully human monoclonal antibody (Mab), has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical models, DX-2240 has shown significant inhibition activity in combination with other antiangiogenic therapies. DX-2400, another fully human monoclonal antibody, is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14), on tumor cells and tumor blood vessels. In preclinical models, DX-2400 has shown significant inhibition of tumor progression when used as a monotherapy.

We also have 11 other internal product candidates in our discovery and development pipeline. All of the compounds in our pipeline were discovered using our proprietary phage display technology, which rapidly identifies product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it broadly through licenses and collaborations so that other biopharmaceutical and pharmaceutical companies can use the technology to discover and develop biopharmaceutical leads. Through this program, which we refer to as our Licensing and Funded Research Program, or LFRP, we have agreements with more than 70 licensees and collaborators, resulting in 13 product candidates that licensed third parties have advanced into clinical trials.

We incurred losses in the second quarter of 2007 and expect to continue to incur significant operating losses over at least the next several years and do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

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

The clinical development of DX-88 for HAE is summarized as follows:

•       In March 2003, we completed a 9-patient, multi-center, open-label, single dose, dose-escalating Phase 2 study, known as EDEMA0.

•       In May 2004, we completed a 48-patient, multi-center, placebo-controlled, single dose, dose-escalating Phase 2 study, known as EDEMA1.

•       In January 2006, we completed a 240 attack (77 patient), multi-center, open-label, repeat dosing Phase 2 study, known as EDEMA2.

•       In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as EDEMA3, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous (SC) dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks.

In addition to these completed studies, in April 2007 we treated the first patient in a second Phase 3 study, known as EDEMA4. The EDEMA4 trial is a 52-patient, multi-center study being conducted at approximately 40 sites in the United States. The trial is being conducted as a double-blind, placebo-controlled study in which HAE patients will receive a single 30 mg SC dose of DX-88 or placebo. This trial, which is being conducted under a Special Protocol Assessment agreed upon with the FDA, is intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and further assess the efficacy and safety of DX-88. An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

In light of the data generated by the trials we have completed to date and assuming the successful completion of the EDEMA4 trial, we now estimate regulatory approval of DX-88 for HAE in the United States in late 2008, followed by approval in the European Union. However, because regulatory approvals for new pharmaceutical products can be and often are significantly delayed or refused for numerous reasons, including those described under “Risk factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, DX-88 may not be approved on the timeline we expect, or at all.

We estimate the total remaining costs to commercialization of DX-88 for HAE to be in the range of $65 million to $75 million. As a result of the termination of our collaboration with Genzyme, we will be responsible for funding all of these costs. Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including fixed assets, the rights to DX-88 worldwide, and the $17.0 million cash payment made by Genzyme to the LLC in connection with the termination, which will be used to partially offset the costs to commercialization.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$6,784	$4,115	$16,431	$8,073
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	—	(4,326)	(7,000)	(8,233)
Net research and development expenses for DX-88 for HAE	6,784	(211)	9,431	(160)
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	2,751	3,831	5,196
Net loss on DX-88 for HAE program	$6,784	$2,540	$13,262	$5,036

During the three months ended June 30, 2007 (the “2007 Quarter”), the research and development expenses on this program totaled $6.8 million compared with $4.1 million in the three months ended June 30, 2006 (the “2006 Quarter”). During the six months ended June 30, 2007, the research and development expenses on this program totaled $16.4 million compared with $8.1 million in the six months ended June 30, 2006. The increase in spending from 2006 to 2007 is attributable to increased clinical study costs for the close out of EDEMA3 and start up costs for EDEMA4 and an increase in personnel expenses.

Dyax-Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program in the first quarter of 2007 until the termination of the LLC on February 20, 2007. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) in our consolidated statements of operations and comprehensive loss. In the 2006 Quarter, Dyax-Genzyme LLC reimbursed us $4.3 million for our expenses relating to the program. For the 2007 Quarter we received no reimbursements from the LLC, nor will we receive any in subsequent quarters. In the first six months of 2007, Dyax-Genzyme LLC reimbursed us for $7.0 million of our expenses through the date of the termination.

Through the date of the termination Dyax-Genzyme LLC had net losses of approximately $7.7 million. These losses represented the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE in the first quarter of 2007. Our portion of the losses, accounted for under the equity method, were $3.8 million and $5.2 million for the first six months of 2007 and 2006, respectively, and were proportional to our 50.01% financial interest in the program prior to the collaboration’s termination. Our portion of the losses is separately classified as equity loss in joint venture on the consolidated statements of operations and comprehensive loss. All expenditures on the program after February 20, 2007 are the sole responsibility of Dyax and are included in research and development expense on our consolidated statement of operations and comprehensive loss. In the 2007 Quarter there was no equity loss in the Dyax-Genzyme LLC joint venture due to the fact that Dyax is now the sole owner of the LLC and consolidates the financial statements of the LLC, nor will there be any such loss in subsequent quarters.

DX-88 for on-pump CTS.   We are currently developing DX-88 as an alternate treatment for patients undergoing on-pump cardiothoracic surgery (on-pump CTS), specifically CABG and heart valve replacement or repair procedures.

In May 2007, we initiated a Phase 2, 160-patient, randomized, placebo-controlled study that will be conducted at 12 or more major U.S. cardiac surgery centers. During the 2007 Quarter, research and development expenses on this program totaled $823,000, compared to $113,000 for the 2006 Quarter. The increase in spending from 2006 to 2007 is attributable to clinical trial costs related to our Phase 2 study. We estimate the total cost of this Phase 2 trial to be approximately $7.0 million to $9.0 million over a two-year period. Because of the risks and uncertainties associated with this program, including our ongoing clinical trials, our need to locate a development partner or obtain the additional funding needed to support our programs, the preparation and filing of a Biologic License Application (BLA), the regulatory review process and the risk that we may have to repeat, revise or expand the scope of trials or conduct additional clinical trials not presently planned to secure marketing approvals, we are unable to accurately predict the costs to complete the development of DX-88 in the on-pump CTS indication, or whether this program will be successfully completed at all.

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

Other Biopharmaceutical Discovery and Development Programs.

In addition to our lead product candidate, DX-88, we are also actively pursuing other biopharmaceutical discovery and development programs, with an emphasis on oncology and inflammatory indications. We currently have 13 other product candidates in our discovery and development pipeline, two of which are currently in preclinical development. Our most advanced is DX-2240, our first fully human monoclonal antibody product candidate developed using our phage libraries. DX-2240 targets the Tie-1 receptor on tumor blood vessels. This antibody inhibits tumor vascular development by a novel mechanism that is distinct from the ones targeting other pathways such as the vascular endothelial growth factor, or VEGF, pathway. In animal models to date, DX-2240 inhibited lung, colorectal, renal, pancreatic and prostate tumor growth and had significant inhibition activity in combination with other antiangiogenic therapies, such as Genentech’s Avastin® and Bayer’s Nexavar®. Currently, we expect to conclude preclinical studies on DX-2240 in the second half of 2007 in order to be in a position to file an IND, subject to strategic considerations, which may include partnering.

Our development pipeline also includes DX-2400, a fully human monoclonal antibody that is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14), on tumor cells and tumor blood vessels. DX-2400 offers a potential treatment for a broad range of solid tumors. It has been shown to significantly inhibit tumor progression and metastasis in multiple preclinical models in a dose-responsive manner when used as a monotherapy.

In total, these programs represented approximately $6.4 million of our research and development expenses during the 2007 Quarter.

Our Business Strategy

Our business strategy is to build a broad portfolio of biotherapeutic products developed using our proprietary phage display technology. We intend to accomplish this through the following activities:

•       Focus our efforts on completing the clinical development of DX-88 for the treatment of HAE;

•       Complete the ongoing Phase 2 trial of DX-88 as a treatment for patients undergoing on-pump CTS;

•       Optimize the value of the DX-88 franchise through one or more strategic collaborations;

•       Position ourselves to advance one other product candidate into the clinic in 2007;

•       Continue to use our technology and expertise to discover, develop and commercialize new therapeutic product candidates either alone or in collaboration with partners; and

•       Continue to license our technology broadly under the LFRP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees. Revenue decreased to $2.6 million in the 2007 Quarter from $3.4 million in the 2006 Quarter, a decrease of $778,000. This decrease primarily relates to a $1.5 million decrease in revenue associated with our former DX-890 product collaboration with Debiopharm, which concluded in 2006, offset by a $558,000 increase in revenue from other collaborations and a $195,000 increase in revenue from library license agreements.

Research and Development.   Our research and development expenses for the 2007 and 2006 Quarters are summarized as follows:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$15,522	$10,503
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	—	(4,326)
Net research and development expenses per consolidated statements of operations and comprehensive loss	15,522	6,177
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	2,751
Research and development expenses adjusted to include equity loss in joint venture	$15,522	$8,928

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. In the 2007 Quarter, all expenses incurred on the DX-88 program for HAE are included in our overall research and development expenses. In the 2006 Quarter, a portion of expenses incurred on the program were reimbursed by Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. The joint venture was terminated in February 2007 and therefore there was no reimbursement from the joint venture nor any equity loss in the joint venture for the 2007 Quarter.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $6.6 million from the 2006 Quarter to the 2007 Quarter due to a $2.8 million decrease in our equity loss in joint venture and a $9.3 million increase in net research and development expenses. The decrease in our equity loss in joint venture was a result of the termination of the joint venture. Of the $9.3 million increase in research and development expenses, $4.3 million is attributable to decreased reimbursement of research and development expense from the joint venture. DX-88 for HAE program costs increased $2.7 million attributable to clinical trial costs for EDEMA3 and EDEMA4, personnel expenses, preclinical studies and manufacturing licensure studies for the development of DX-88 HAE. DX-88 manufacturing costs for process validation runs for use in both the HAE and on-pump CTS programs increased $1.5 million. The process validation runs began in the third quarter of 2006 and were completed in the 2007 Quarter. The remainder of the increase is primarily attributable to incremental costs to support the DX-88 on-pump CTS program.

Our management believes that the above presentation of adjusted net research and development expenses, although a non-GAAP measure, provides investors a better understanding of how total research and development efforts affect our consolidated statements of operations and comprehensive loss in prior periods. Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses decreased to $3.5 million for the 2007 Quarter compared to $3.7 million for the 2006 Quarter, a decrease of $212,000. The decrease was due to decreased recruiting costs.

Interest Expense.   Interest expense increased $2.0 million, from $298,000 in the 2006 Quarter to $2.3 million in the 2007 Quarter. This increase is primarily due to non-cash interest from our revenue assignment agreement with Paul Royalty, which was $2.0 million in the 2007 Quarter.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees. Revenue decreased to $5.3 million in the six months ended June 30, 2007 (the “2007 Period”) from $6.1 million in the six months ended June 30, 2006 (the “2006 Period”), a decrease of $821,000. This decrease primarily relates to a $2.1 million decrease in revenue associated with our former DX-890 product collaboration with Debiopharm, which concluded in the 2006 Period, offset by a $912,000 increase in revenue from collaborations and a $503,000 increase in revenue from library license agreements.

Research and Development.   Our research and development expenses for 2007 and 2006 Periods are summarized as follows:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$35,836	$21,095
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(7,000)	(8,233)
Net research and development expenses per consolidated statements of operations and comprehensive loss	28,836	12,862
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,831	5,196
Research and development expenses adjusted to include equity loss in joint venture	$32,667	$18,058

Our research and development expenses arise primarily from compensation and other related costs, for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but expenses through February 20, 2007 were reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly funded the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE through February 20, 2007, including any incurred by Genzyme. In subsequent quarters there will be no reimbursement from the joint venture with Genzyme nor any item of equity loss in the joint venture.

Of the $14.7 million increase in research and development expenses $6.8 million is attributable to DX-88 manufacturing costs for process validation runs for use in both the HAE and on-pump CTS programs. The process validation runs began in the third quarter of 2006 and were completed in the 2007 Period. DX-88 for HAE program costs increased $4.5 million from the 2006 Period due to increases in clinical trial costs for EDEMA3 and EDEMA4, increased personnel costs, additional preclinical toxicology studies, and increased manufacturing costs related to drug product validation studies. The additional $3.4 million increase in research and development expenses is attributable to an increase in clinical trial costs for DX-88 in the on-pump CTS program, and an increase in preclinical and small scale manufacturing costs associated with advancing the formal development of DX-2240.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $14.6 million from the 2006 Period to the 2007 Period due primarily to a $14.7 increase in research and development expenses. The offsetting decrease in our equity loss in joint venture and reimbursed research and development expenses reflects the termination of the joint venture.

Our management believes that the above presentation of adjusted net research and development expenses, although a non-GAAP measure, provides investors a better understanding of how total research and development efforts affected our consolidated statements of operations and comprehensive loss in prior year periods. Our presentation of this measure, however, may not be comparable to similarly titled measures used by other companies.

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses increased to $7.6 million for the 2007 Period compared to $7.5 million for the 2006 Period, an increase of $57,000. The increase was due to increased personnel costs.

Interest Expense.   Interest expense increased $4.0 million, from $555,000 in the 2006 Period to $4.5 million in the 2007 Period. This increase is primarily due to non-cash interest from our revenue assignment agreement with Paul Royalty, which was $4.0 million in the 2007 Period.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net loss	$(37,928)	$(18,655)
Depreciation and amortization	1,887	1,706
Interest expense on Paul Royalty agreement	3,961	—
Compensation expense associated with stock-based compensation plans	1,283	1,021
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	5,196
Change in accounts receivable	1,519	683
Change in accounts payable and accrued expenses	2,247	177
Due from joint venture (Dyax-Genzyme LLC)	1,428	804
Due to joint venture (Dyax-Genzyme LLC)	(967)	(679)
Deferred revenue	(387)	(2,363)
Other changes in operating activities	(949)	(194)
Net cash used in operating activities	(24,075)	(12,304)
Net cash provided by (used in) investing activities	41,393	(12,137)
Net cash (used in) provided by financing activities	(2,973)	29,856
Effect of foreign currency translation on cash balances	(33)	16
Net increase in cash and cash equivalents	$14,312	$5,431

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through June 30, 2007, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $243 million, including net proceeds of $30.1 million from our March 2006 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenue, long-term obligations and other sources such as the transaction with Paul Capital that provided us with a $29.5 million net cash payment in exchange for granting Paul Royalty the right to receive a specific percentage of the net royalties, including milestone fees and other payments, receivable by us under our Licensing and Funded Research Program (LFRP). As of June 30, 2007, we had cash and cash equivalents and short term investments aggregating $46.3 million. Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $24.1 million in the 2007 Period, compared with $12.3 million in the 2006 Period. Our cash used in operating activities for the 2007 Period consisted primarily of our net loss of $37.9 million offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $3.8 million, interest expense related to the Paul Royalty agreement of $4.0 million, depreciation and amortization of fixed assets and intangibles totaling $1.9 million, compensation expense associated with stock-based compensation plans totaling $1.3 million and a $3.2 million change in operating assets and liabilities. The change in operating assets and liabilities includes an increase in accounts payable and accrued expenses of $2.2 million, a decrease in accounts receivable of $1.5 million, a decrease in amount due from the joint venture (Dyax-Genzyme LLC) totaling $1.4 million, and a decrease in amount due to the joint venture (Dyax-Genzyme LLC) totaling $967,000. In subsequent quarters there will be no amount due to or from the joint venture. Our cash used in operating activities for the 2006 Quarter consisted primarily of our net loss of $18.7 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $5.2 million, depreciation and amortization of fixed assets and intangibles totaling $1.7 million, compensation expense associated with stock-based compensation plans totaling $1.0 million and a $871,000 change in operating assets and liabilities. The change in operating assets and liabilities includes a decrease in deferred revenue of $2.4 million, a reimbursement due from the joint venture (Dyax-Genzyme LLC) totaling $804,000, which is our costs incurred on the DX-88 for HAE program during the 2006 Period that had not been reimbursed as of June 30, 2006, an amount due to (Dyax-Genzyme LLC) totaling $679,000, which is our contribution payable to the LLC to fund a portion of its costs incurred in the 2006 Period, a decrease in prepaid research and development and other assets of $683,000 and an increase in accounts payable and accrued expenses of $177,000.

Our investing activities provided cash of $41.4 million in the 2007 Period and used cash of $12.1 million in the 2006 Period. Our investing activities for the 2007 Period are due to the $17.0 million of cash received in connection with the purchase of the joint venture, and the timing of the maturity of our short-term investments. Our investing activities for the 2006 Period consist primarily of the timing of the maturity of our short-term investments. Our investing activities for the 2007 and 2006 Periods also include contributions to Dyax-Genzyme LLC of $3.8 million and $5.2 million, respectively.

Our financing activities used cash of $3.0 million in the 2007 Period, and provided cash of $29.9 million in the 2006 Period. Our financing activities for the 2007 Period primarily consist of the repayment of long-term obligations of $3.7 million, which includes payments to Paul Royalty, partially offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of stock options. Our financing activities for the 2006 Period included net proceeds of $30.1 million from our March underwritten public offering, partially offset by the repayment of long-term obligations of $1.1 million.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

We believe that existing cash and cash equivalents, short-term investments, the proceeds from the July underwritten offering plus anticipated cash flow from product development, license fees and collaborations will be sufficient to support our current operating plans into 2009. We expect to use approximately $45 million in cash during 2007. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

On July 18, 2007, the Company issued and sold 10,500,000 shares of its common stock in an underwritten public offering at a price of $3.67 per share. On July 26, 2007, the underwriters exercised their option to purchase an additional 1,575,000 shares of common stock at the public offering price. The net proceeds to the Company were approximately $41.3 million after deducting underwriting discounts and commissions and offering expenses.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended June 30, 2007, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2006, our most critical accounting policies and estimates upon which our financial status depends upon were identified as those relating to revenue recognition, allowance for doubtful accounts, royalty interest obligations, share-based compensation and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2007. In the second quarter of 2007, there have been no changes to our critical accounting policies.

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

Item 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2007, we had cash, cash equivalents and short-term investments of approximately $46.3 million. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments.

As of June 30, 2007, we had $42.9 million outstanding under long-term obligations. Interest rates on $4.0 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. The assumed interest rate on the $31.9 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations. Interest on the $7.0 million Genzyme note is variable based on the prime interest rate and is therefore subject to interest rate fluctuations. A 2% increase in the prime rate will result in an additional $140,000 in annual interest expense.

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

Item 4—CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY

We held our Annual Meeting of Stockholders on May 17, 2007. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a)   Proposal to elect Susan B. Bayh and Henry E. Blair to the Board of Directors, each to serve a three-year term.

NOMINEE	VOTES FOR	VOTES WITHHELD
Susan B. Bayh	40,247,014	3,593,853
Henry E. Blair	41,875,676	1,965,191

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax. The terms in office of directors Constantine E. Anagnostopoulos, James W. Fordyce, Mary Ann Gray, and Thomas L. Kempner, Henry R. Lewis, David J. McLachlan, continued after the meeting.

(b)   Proposal to approve a further amendment and restatement of Dyax’s Amended and Restated 1995 Equity Incentive Plan.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON - VOTES
20,320,791	9,837,178	209,029	13,473,869

This proposal received the affirmative vote of a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal and, therefore the proposed amendment to the 1995 Equity Plan was approved.

(c)   Proposal to approve an amendment and restatement of Dyax’s 1998 Employee Stock Purchase Plan.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON - VOTES
21,255,488	8,888,997	222,513	13,473,869

This proposal received the affirmative vote of a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal and, therefore the proposed amendment to the 1998 Employee Stock Purchase Plan was approved.

(d)   Proposal to ratify the appointment of PricewaterhouseCoopers LLP as Dyax’s independent registered public accounting firm for the 2007 fiscal year was approved by the holders of a majority of the shares of Common Stock outstanding, and therefore our shareholders have ratified the selection of PricewaterhouseCoopers LLP as Dyax’s independent public registered accounting firm for the 2007 fiscal year.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
43,075,263	511,858	253,744

This proposal received the affirmative vote of a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal, which constituted satisfaction of the appointment.

Item 6—EXHIBITS

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

10.1

Employment Letter Agreement between Dyax Corp. and Gustav Christensen dated April 26, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on May 2, 2007 and incorporated herein by reference.

10.2

Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on May 22, 2007 and incorporated herein by reference.

10.3

Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on May 22, 2007 and incorporated herein by reference.

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

DYAX CORP.
Date: August 1, 2007	/s/ STEPHEN S. GALLIKER
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

10.1

Employment Letter Agreement between Dyax Corp. and Gustav Christensen dated April 26, 2007. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on May 2, 2007 and incorporated herein by reference.

10.2

Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on May 22, 2007 and incorporated herein by reference.

10.3

Amended and Restated 1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed with the Commission on May 22, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.
32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.