Form 10-K
period 2007-12-31
DYAX CORP
filed 2008-02-29
CIK 907562

Use these links to rapidly review the document
ANNUAL REPORT ON FORM 10-K INDEX
Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-24537

DYAX CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-3053198 (IRS Employer Identification No.)
300 Technology Square, Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)
Registrant's telephone number, including area code: (617) 225-2500
Securities registered pursuant to Section 12(b) of the Act:
Title of each class: Common Stock, $.01 Par Value	Name of each exchange on which registered: The NASDAQ Stock Market LLC (NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed fiscal second quarter, June 29, 2007, based on the last reported sale price of the registrant's common stock on The NASDAQ Global Market as of the close of business on that day, was $4.19. The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of February 26, 2008, was 60,459,710.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of December 31, 2007, are incorporated by reference into Part III of this Form 10-K.

        As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, pre-clinical studies, clinical trials and collaborations. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future operating results, research and development programs, pre-clinical studies, clinical trials, and collaborations include, without limitation, those set forth in Item 1A of this report entitled "Risk Factors". You should carefully review the risks described therein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2008.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We are a clinical stage biotechnology company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This phage display technology fuels our internal pipeline of promising drug candidates and attracts numerous licensees and collaborators, with the potential to generate important revenues in the future.

        Our lead product candidate, DX-88 (ecallantide), is in late stage clinical trial development in two separate indications. The more advanced indication involves treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. We have completed three Phase 2 trials and one Phase 3 trial of DX-88 in this indication. A second Phase 3 trial, known as EDEMA4, began in April 2007. Given our familiarity with the HAE patient community and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional partnerships for distribution in other major markets.

        The second indication for DX-88 is for the prevention of blood loss during on-pump cardiothoracic surgery (CTS). In this indication, we have completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures. In May 2007, we also initiated a Phase 2 trial for further development of DX-88 in on-pump CTS, including CABG and heart valve replacement or repair procedures. Further development of DX-88 in on-pump CTS will require large clinical trials and sizable development resources. Consequently, we have determined that the best way to advance DX-88 in this indication would be through a strategic collaboration.

        In addition to DX-88, our phage display technology and expertise has allowed us to develop a substantial pipeline of drug candidates. Our goal is to maintain over ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the furthest developed are DX-2240 and DX-2400, two promising fully human monoclonal antibodies with unique mechanisms of action in attacking cancerous tumors. In February, 2008, we entered into a license agreement with sanofi-aventis under which sanofi-aventis will be responsible for the continued development of DX-2240.

        All of the compounds in our pipeline were discovered using our proprietary phage display technology, which rapidly identifies product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and gain us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through this program, which we refer to as our Licensing and Funded Research Program, or LFRP, we have agreements with more than 70 licensees and collaborators, resulting in 12 product candidates that licensed third parties have advanced into clinical trials. We have assigned a portion of the current and future revenues generated through the LFRP to Paul Royalty Fund Holdings II, LP in connection with a 2006 financing.

OUR BUSINESS STRATEGY

        Dyax's strategic goal is to develop new biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. We intend to accomplish this goal through the following activities:

  •
  DX-88 Franchise.  We will continue to focus our efforts on completing the clinical development of DX-88 for the treatment of HAE and obtaining market approval for DX-88 in the United States. We intend to build an internal sales team to promote DX-88 for HAE in the United States and to establish regional partnerships for distribution in other major markets. We will also advance the ongoing development of DX-88 for on-pump CTS and other surgical indications through a strategic partnership. Furthermore, we plan to explore the therapeutic potential of DX-88 in other non-surgical indications and will seek partnerships as necessary to maximize the value of DX-88 in these indications.

  •
  Strategic Partnering.  Our pipeline of clinical and preclinical drug candidates allows us many opportunities to explore strategic partnerships with other biotechnology and pharmaceutical companies. Although we will continue to seek to retain ownership and control of some of our internally discovered drug candidates—taking them further into preclinical and clinical development—we will also partner other candidates, as we have with our DX-2240 antibody, in order to balance the risks associated with drug discovery and maximize return for our stockholders. When we do decide to partner any program, we will seek to collaborate with pharmaceutical leaders with a complementary set of demonstrated strengths and resources.

  •
  Pipeline Development and Phage Display.  We will continue to use phage display to identify new drug candidates and advance others within our preclinical pipeline. We also expect to leverage phage display through our Licensing and Funded Research Program, or LFRP, in order to generate future revenues and gain access to co-develop and/or co-promote drug candidates identified by our collaborators.

OUR CLINICAL DEVELOPMENT PROGRAMS

        Our clinical development program consists of ongoing programs to develop DX-88, our lead product candidate, in two separate indications.

What is DX-88?

        DX-88, also known generically as ecallantide, is a compound that we developed using phage display and that we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in the liquid portion of blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases. We believe that DX-88 may allow for fewer side-effects and/or be more effective than other marketed inhibitors of kallikrein, which lack DX-88's specificity and affinity for plasma kallikrein.

DX-88 for the Treatment of HAE

        Hereditary angioedema, or HAE, is a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities. In severe cases of HAE involving swelling of the larynx, HAE is life threatening and may require insertion of a breathing tube to prevent asphyxiation. No approved therapy exists in the United States for acute attacks of HAE. The frequency of attacks may be reduced with the chronic use of anabolic steroids. While this can reduce the frequency of attacks in some people, steroids are ineffective in treating an acute attack and are associated with many serious side-effects. Published research indicates that plasma kallikrein is likely a primary mediator of both the pain and swelling in HAE. We believe that DX-88 has the potential to decrease both the severity and duration of symptoms during acute HAE attacks and, therefore, may provide an effective treatment for this disease.

        HAE affects between 1 in 10,000 to 1 in 50,000 people around the world. Despite the fact that 85% of patients experience symptoms before age 20, 68% of patients are not diagnosed until after age 20, which makes it difficult to accurately determine the size of the HAE patient population. HAE patient association registries estimate there is an immediately addressable target population of 10,000 patients across the United States and Europe.

        The clinical development of DX-88 for HAE is summarized as follows:

  •
  In March 2003, we completed a 9-patient, multi-center, open-label, single dose, dose-escalating Phase 2 study, known as EDEMA0.

  •
  In May 2004, we completed a 48 patient, multi-center, placebo-controlled, single dose, dose-escalating Phase 2 study, known as EDEMA1.

  •
  In January 2006, we completed a 240-attack (77-patient), multi-center, open-label, repeat dosing Phase 2 study, known as EDEMA2.

  •
  In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as the EDEMA3 trial, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous (SC) dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks. In the EDEMA3 trial, statistically significant results (DX-88-treated patients versus placebo) were achieved for both the primary and secondary endpoints.

  •
  In April 2007 we treated the first patient in a second Phase 3 study, known as EDEMA4. The EDEMA4 trial is a 96-patient, multi-center study being conducted at approximately 40 sites in the United States. The trial is being conducted as a double-blind, placebo-controlled study in which HAE patients will receive a single 30 mg SC dose of DX-88 or placebo. This trial, which is being conducted under a Special Protocol Assessment, is intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and further assess the efficacy and safety of DX-88.

  •
  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

        Our study results in patients exposed to multiple doses of DX-88 suggest that it can provide repeated therapeutic benefit to HAE patients for all types of HAE attacks, including potentially fatal laryngeal attacks. Furthermore, there is no apparent decrease in DX-88's therapeutic effects on HAE attacks in these patients. To date, DX-88 has been well tolerated in clinical trials.

        In light of the data generated by the trials we have completed and assuming the successful completion of the EDEMA4 trial, we now estimate regulatory approval of DX-88 for HAE in the United States in late 2008, followed by approval in the European Union.

        Given our familiarity with the HAE market and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is for us to build an internal sales team to promote DX-88 in the United States and to establish regional partnerships for distribution in other major market countries.

DX-88 for On-Pump CTS

        Industry publications report that there are an estimated one million procedures performed worldwide each year involving on-pump CTS. On-pump CTS procedures, which are performed for patients who have narrowings or blockages of the coronary arteries, often involve use of a heart-lung machine commonly referred to as the "pump". In these procedures, the heart is stopped with medications, and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and to perform the bypass while the heart is stationary.

        The use of the pump during CTS procedures elicits an adverse systemic inflammatory response. Many patients undergoing on-pump CTS procedures experience significant intraoperative blood loss that requires transfusion. Plasma kallikrein has been implicated in the body's response to on-pump heart surgery as a major contributor to the significant blood loss seen in on-pump CTS patients and to the pathologic inflammation that plays a role in the complications of on-pump CTS procedures.

        Currently, DX-88 is being developed as an alternative treatment for patients undergoing on-pump CTS procedures. In December 2003, we completed the evaluation of DX-88 in a Phase 1/2 study in the United States for the prevention of blood loss in patients undergoing on-pump CABG surgeries. Furthermore, in May 2007 we initiated a Phase 2 trial, known as Kalahari-1(1), for further development of DX-88 in this on-pump CTS indication, including CABG and heart valve replacement or repair procedures. Kalahari-1 is a 160-patient, randomized, placebo-controlled trial that will be conducted at twelve or more major US cardiac surgery centers. The trial will compare a low dose or high dose of DX-88 versus placebo in on-pump CTS surgery and will investigate various endpoints that include: chest tube drainage, transfusion requirements, and pharmacodynamic measurements.

(1)
Kallikrein Antagonism effect on blood Loss and Associated transfusions in HeARt surgery Involving bypass.

        Importantly, current treatments available for patients undergoing complicated CABG procedures have been shown to pose significant safety risks and/or to be less efficacious in reducing blood loss than initially demonstrated. Trasylol®, the former standard of care for high risk on-pump CTS, was withdrawn from worldwide markets at the end of 2007. With DX-88, Dyax aims to advance a safer and potentially more effective therapy for reducing blood loss during CABG, heart valve repair and/or replacement and other on-pump procedures.

        Further development of DX-88 in on-pump CTS will require large clinical trials and sizable development resources. Consequently, we have determined that the best way to advance DX-88 in this indication would be through a strategic collaboration.

OTHER BIOPHARMACEUTICAL DISCOVERY AND DEVELOPMENT PROGRAMS

Pipeline Programs

        In addition to our drug candidates in clinical trials, our phage display technology and expertise has allowed us to develop a substantial pipeline of high quality drug candidates. Our goal is to maintain over ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the furthest developed are DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications.

        Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with other antiangiogenic therapies, such as Avastin® and Nexavar®, and other chemotherapeutic agents. In February, 2008, we entered into agreements with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product, as well as a non-exclusive license to our proprietary antibody phase display technology. In consideration for these rights, we will receive $25 million in 2008. As a leading pharmaceutical company, we believe that sanofi-aventis has the clinical and commercial expertise to maximize the potential of DX-2240.

        Our DX-2400 antibody is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14) on tumor cells and tumor blood vessels. To date, small molecule approaches have failed to produce compounds that distinguish between closely related MMPs. In contrast, our technology has allowed us to identify a selective inhibitor of MMP-14 that does not inhibit other proteases that we have tested. In animal models, DX-2400 has been shown to significantly inhibit tumor progression and metastasis in a dose-dependent manner in breast, prostate, pancreatic and melanoma tumors. Herceptin®, a leading breast cancer treatment, is effective in only the subtype of breast tumors which are Her2+. Current data suggests that DX-2400 may be effective against both Her2+ and Her2- breast tumors, potentially offering promise for treatment of a wider range of breast cancer patients.

Co-Development Program

        Under this program, we collaborate with other biopharmaceutical companies to discover and jointly develop therapeutic leads. Under the typical co-development collaboration, we use our phage display libraries to identify antibody, peptide and small protein compounds that bind to disease targets provided by our co-development collaborator. With our collaborator, we evaluate the leads that we generate during the research phase of our collaboration to determine if we wish to jointly develop and commercialize such leads as therapeutics. Our co-development collaborators currently include CSIRO and Syntonix Pharmaceuticals, now a wholly owned subsidiary of Biogen Idec.

LICENSING AND FUNDED RESEARCH PROGRAM

        Under our Licensing and Funded Research Program (LFRP), we maintain more than 70 revenue generating licenses and collaborations with other biopharmaceutical and pharmaceutical companies. Currently, the types of licenses and collaborations that we enter into have one of three distinct structures:

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

  •
  Library Licenses.  Under our library license program, we grant our licensees rights to use our proprietary phage display libraries in connection with their internal therapeutic development programs. We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets. In addition, with respect to our antibody library license agreements, we include sublicenses to technology that we have cross licensed from Affimed Therapeutics, Affitech, Biosite, Cambridge Antibody Technology (now known as MedImmune Limited), Domantis, Genentech and XOMA. The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term. Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. Our library licensees currently include Amgen, Biogen Idec, Boehringer Ingelheim, CSL, Genzyme, ICOS, ImClone Systems, Human Genome Sciences, Merck Serono, MedImmune, Trubion, and Zymogenetics.

  •
  Funded Research.  Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators. Our funded research collaborators include AstraZeneca, Baxter Healthcare, Biogen Idec, Glenmark, Merck Serono, Organon, and Trubion.

        Currently, 12 product candidates generated by our licensees or collaborators under the LFRP are in clinical trials. Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development. We anticipate that we will receive milestones and royalties from our licensees and collaborators to the extent that these product candidates advance in development and are ultimately commercialized.

Paul Royalty Financing

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

        In the event of (i) a change of control of Dyax, (ii) a bankruptcy of Dyax, (iii) a transfer of a majority of our assets that has a material effect on either the net present value of the projected LFRP receipts or our ability to pay the guarantees minimum payments, (iv) a transfer by us of any part of our assets supporting the LFRP program other than in the ordinary course of business, or (v) any breach of certain material covenants and representations in the agreement, Paul Royalty has the right to require us to repurchase their royalty interest. Under such circumstances, the repurchase price would equal the greater of (a) two hundred percent of the amount paid by Paul Royalty to us less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the payments that they previously received from the LFRP, a specified rate of return of 25%.

        In the event of breaches of certain other representations or covenants or the occurrence of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require us to repurchase its royalty interest at lower prices. If such an event occurs before the end of 2010, the price will be the greater of (a) 110% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid over to Paul Royalty, a 10% rate of return. If such an event occurs after 2010, the price will be the greater of (a) 150% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid to Paul Royalty, a 15% rate of return. Alternatively, with respect to certain events, we can avoid the requirement to repurchase Paul Royalty's entire interest in the LFRP by making annual payments to Paul Royalty equal to the difference between actual receipts and projected LFRP receipts. Our right to make these alternative payments expires if (a) in any two consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 50% of Paul Royalty's percentage of the projected LFRP receipts in each of those years, (b) in any three consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 33% of Paul Royalty's percentage of the projected LFRP receipts in each of those years or (c) if there are certain other material failures in the LFRP.

        In addition, we have the right, but not the obligation, to repurchase Paul Royalty's royalty interest at a price in cash which will provide them, when taken together with the royalties previously paid, with the greater of (i) 175% of the payments made by Paul Royalty under the agreement until August 23, 2008 or 200% of the payments made by Paul Royalty under the agreement thereafter or (ii) an amount sufficient to provide a specified rate of return of 25%.

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

LFRP Strategy

        Recently, many large pharmaceutical companies have taken steps to acquire or exclusively license drug discovery technologies. As a result, discovery technologies with proven success such as phage display are becoming less available within the industry. We believe that this trend provides Dyax with leverage to evaluate and structure potential LFRP opportunities with greater strategic benefit. In evaluating future opportunities, we will consider the following criteria:

  •
  the level of technical and commercial resources that potential collaborators would commit to our programs;

  •
  the amount of up-front payments we would receive, as well as milestone and royalty payments; and

  •
  our ability to retain certain rights, including, for example, co-development and co-promotion rights that we feel increase the overall potential value of the collaboration.

        Our recently executed library license agreement with sanofi-aventis, which we announced in February 2008, reflects this strategy and the increasing value of our phage display technology. Under this agreement, in addition to significant license fees, milestone payments and royalties, we also retained rights to co-develop certain drug candidates discovered by sanofi-aventis using phage display.

        Going forward, we expect to enter into licenses and collaborations that are designed to maximize the strategic value of our proprietary phage display technology.

OUR PHAGE DISPLAY TECHNOLOGY

What Is Phage Display?

        Living organisms, such as viruses, have the ability to display a foreign gene product, or protein, on their surfaces. Based on this ability of organisms to display proteins, our scientists in the late 1980s invented protein phage display, a novel method to individually display up to tens of billions of human antibodies, peptides or small proteins on the surface of a small bacterial virus called a bacteriophage, or phage. Using phage display, we have built large collections, or libraries, of antibodies, small proteins or peptides that we use to rapidly identify those compounds that bind with high affinity and high specificity to targets of interest.

        Through the use of our proprietary phage display technology, we have been able to establish a broad discovery platform to identify compounds that interact with a wide array of targets, including membrane proteins or circulating proteins, all of which have been shown to be involved in pathologic processes. Our discovery capabilities have been further enhanced through automation, which has enabled us to evaluate a large number of molecules binding to each target. In this way we can rapidly identify and select a specific antibody, peptide or small protein with the desired biochemical and biological characteristics. While our discovery research efforts are focused primarily on monoclonal antibodies, we are also testing the in vitro and in vivo activity of several of our peptide and small protein compounds.

        Scientists can use phage display to improve the speed and cost effectiveness of drug discovery and optimization. Phage display offers important advantages over, and can be used to improve, other drug discovery technologies that are currently employed to identify biopharmaceutical leads.

        Over the past several years, we have brought on-line high-throughput automated capacity, developed state-of-the-art antibody phage display libraries, and successfully implemented a strategy under which, as of today, we believe we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Cambridge Antibody Technology Limited (now known as MedImmune Limited), Domantis Limited, Genentech, Inc. and XOMA Ireland Limited. As a result of these activities, we now have an industry-leading technology that allows us to identify fully human antibodies with high specificity and high affinity and to move product candidates rapidly into both in vitro testing and optimization.

        Although we use this technology primarily to advance our own internal development activities, we also leverage it broadly through licenses and collaborations so that other biopharmaceutical and pharmaceutical companies can use it to discover and develop biopharmaceutical leads.

How Phage Display Works

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

Generating a Phage Display Library

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

Screening the Phage Display Library Against a Target of Interest

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

Evaluating the Selected Compounds That Bind to the Target of Interest

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

Advantages of Phage Display Technology in Therapeutic Drug Discovery

        We believe our phage display technology has the following advantages over other drug discovery technologies:

  •
  Diversity and abundance.  Many of our phage display libraries contain billions of potential binding compounds that are rationally-designed variations of a particular antibody, peptide or small protein framework. The size and diversity of our libraries significantly increases the likelihood of identifying binding compounds with high affinity and high specificity for the target. Once we generate libraries, we can reproduce them rapidly in phage and use them for an unlimited number of screenings.

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

COMPETITION

        We compete in an industry characterized by intense competition and rapid technological change. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our technologies, products or potential products obsolete or non-competitive.

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

        For DX-88 as a treatment for HAE, our principal competitors include:

  •
  Lev Pharmaceuticals, Inc.  In October 2007, the FDA accepted a Biologics License Application (BLA) filed by Lev for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Simultaneous with the acceptance of its BLA, Lev was issued an action date of January 30, 2008 under the Prescription Drug User Fee Act (PDUFA). On January 31, 2008, Lev announced that they had received a complete response letter from the FDA, which is issued by the FDA in order to specify additional information the agency requires to complete the review of the BLA. Lev now anticipates market approval in mid-2008. Cinryze™ has orphan drug designation from the FDA.

  •
  Jerini AG.  Jerini has filed for market approval from the FDA and EMEA for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In August 2007, the EMEA accepted Jerini's Marketing Authorization Application (MAA) for Firazyr® and an opinion from the agency's committee could be received as early as first quarter 2008. In December 2007, the FDA accepted Jerini's New Drug Application and was issued an action date of April 26, 2008, under PDUFA. Firazyr® has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

  •
  CSL Behring.  CSL Behring currently markets Berinert®, a plasma-derived C1 esterase inhibitor that is approved for the treatment of HAE in several European countries. CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1-esterase inhibitor and has completed a global Phase 3 clinical trial.

  •
  Pharming Group N.V.  Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007, Pharming received a negative opinion from the EMEA and has since requested re-examination of its submission. Rhucin® has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

        Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

        For DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, our principal competitor is Xanodyne Pharmaceuticals, Inc., which currently markets Amicar® (aminocaproic acid), for the reduction of blood loss during CTS procedures. A number of other organizations, including Novo Nordisk A/S and Vanderbilt University, are developing other products for this indication.

        For our potential oncology product candidates, our potential competitors include numerous pharmaceutical and biotechnology companies, many of which have greater financial resources and experience than we do.

        In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which others and we are seeking to develop antibody, peptide and/or small protein products.

        Our phage display technology is one of several technologies available to generate libraries of compounds that can be used to discover and develop new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex Inc., Genmab A/S, and Protein Design Labs, Inc. are leaders in these technologies. Further, other companies such as BioInvent International AB and XOMA Ireland Limited have access to phage display technology and compete with us by offering licenses and research services to larger pharmaceutical and biotechnology companies.

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

        Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications for phage display, known as the Ladner patents, include U.S. Patent Nos. 5,837,500, which expires June 29, 2010, 5,571,698, which expires June 29, 2010, 5,403,484, which expires April 4, 2012, 5,223,409, which expires June 29, 2010, 6,979,538, which expires June 29, 2010, 7,118,879, which expires June 29, 2010, 7,208,293, which expires June 29, 2010, and issued patents in Canada, Israel, and Japan, as well as pending patent applications in the United States and other countries. These phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

        For our therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display. These patent rights now include U.S. Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, 6,333,402, which expires January 11, 2014, 7,064,107, which expires June 6, 2023, 7,153,829, which expires July 2, 2023, 7,166,576, which expires September 27, 2024, 7,235,530, which expires September 27,2024, 7,276,480, which expires June 6, 2023 and European Patent No. 739355 which expires January 11, 2015, as well as issued patents in Canada and Japan, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides.

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

        Our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in a proceeding in the European Patent Office. We have one divisional patent application of the 597 Patent pending in the European Patent Office. We cannot be assured that we will prevail in the prosecution of this patent application. We will not be able to prevent other parties from using our phage display technology in Europe if the European Patent Office does not grant us another patent.

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

        We are aware that other parties have patents and pending applications to various products and processes relating to phage display technology. Through licensing our phage display patent rights, we have secured a limited ability to practice under some of the third party patent rights relating to phage display technology. These rights are a result of our standard license agreement, which contains a covenant by the licensee that it will not sue us under the licensee's phage display improvement patents. In addition, we have sought and obtained affirmative rights of license or ownership under certain patent rights relating to phage display technology owned by other parties. For example, in addition to our amended license agreement with Cambridge Antibody Technology Limited (now know as MedImmune Limited), we have entered into licensing agreements with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Domantis and Genentech, Inc. under which we granted each of those companies rights to practice our phage display patents and in return received rights to practice under their phage display related patents. These types of agreements in which each party licenses technology to the other are referred to as cross-licensing agreements. We have also entered into a cross-licensing agreement with XOMA Ireland Limited under which we received a license to use XOMA's antibody expression technology to develop antibody products for ourselves and our collaborators. We also received a license from XOMA to produce antibodies. In exchange we agreed to pay XOMA a license fee and a royalty in connection with the sale of any of our antibody products. We also granted XOMA a license to our phage display patents and agreed to provide them with limited quantities of our antibody phage display libraries.

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

  •
  human clinical trials, which are frequently time consuming and costly to establish safety and effectiveness of the product that normally occur in three phases;

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

Foreign Regulatory Approval

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

MANUFACTURING

        We currently rely on contract manufacturers for the production of DX-88 and other product candidates in our pipeline for preclinical and clinical studies, including the manufacture of both the bulk drug substance and the final pharmaceutical product. The testing of the resultant pharmaceutical materials is our responsibility or the responsibility of the contract manufacturer and /or an independent testing laboratory under contract to us. These materials must be manufactured and tested according to strict regulatory standards established for pharmaceutical products. Despite our close oversight of these activities, there is no assurance that the technology can be readily transferred from our facility to those of the contractors, that the process can be scaled up adequately to support clinical trials, or that the required quality standards can be achieved. To date, we have identified only a few facilities that are capable of performing these activities and willing to contract their services. There is no assurance that contractors will have the capacity to manufacture or test our products at the required scale and within the required time frame. There is no assurance that the supply of clinical materials can be maintained during the clinical development of our product candidates.

        It is our current intent to rely on contract manufacturers and / or development or commercialization partners for the production and testing of marketed pharmaceuticals following the approval of one or more of our products. The quality standards for marketed pharmaceuticals are even stricter than for investigational products. The inability of these contractors and / or development or commercialization partners to meet the required standards and/or to provide an adequate and constant supply of the pharmaceutical product would have a material adverse effect on our business.

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

OUR CORPORATE INFORMATION

        We are a Delaware corporation, incorporated in 1989, and merged with Protein Engineering Corporation in August 1995. Our principal executive offices are located at 300 Technology Square, Cambridge, Massachusetts 02139, and our telephone number is (617) 225-2500. Our web site address is http://www.dyax.com.

Segment Information

        We provide financial information by geographical area in Note 13 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

        As of December 31, 2007, we had 177 employees worldwide, including 41 with Ph.D.s and/or M.D.s. Approximately 128 of our employees are in research and development, four in business development and 45 in administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

ITEM 1A.    RISK FACTORS

Forward-looking statements

        This Annual Report on Form 10-K contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. Any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words or phrases of expectation or uncertainty like "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements.

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

We have a history of net losses and expect to incur significant additional net losses.

        We have incurred net losses since our inception in 1989. We incurred net losses of $56.3 million in the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of approximately $288.9 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing and clinical trial activities increase, particularly with respect to our current lead product candidate, DX-88. We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue.

        Currently, we generate revenue from collaborators through research and development funding and through license and maintenance fees that we receive in connection with the licensing of our phage display technology. In August 2006, we sold a portion of the ongoing receipts from these fees to Paul Royalty for an upfront payment of $30 million.

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

        We expect that existing cash, cash equivalents, and short-term investments plus anticipated cash flow from product development, collaborations and license fees (as reduced by payments under our agreement with Paul Royalty) will be sufficient to support our current operating plans into 2009. We may, however, need or choose to raise additional funds before then. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

        We may also seek additional funding through collaborative arrangements and public or private financings. We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding on a timely basis, we may be required to curtail significantly one or more of our research or development programs. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise pursue on our own.

Our biopharmaceutical product candidates must undergo rigorous clinical trials and regulatory approvals, which could substantially delay or prevent their development or marketing.

        Before we can commercialize any biopharmaceutical product, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies. This process is lengthy and expensive, and approval is never certain. Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We do not know when, or if, our ongoing clinical trials will be completed. We also cannot accurately predict when other planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating. For example, four other companies are conducting clinical trials of treatments for HAE and have announced plans for trials that are seeking or likely to seek patients with HAE. In addition, competition for patients in cardiovascular disease trials is particularly intense because of the limited number of leading cardiologists and the geographic concentration of major clinical centers. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

        Although we have estimated elsewhere in this report when we might obtain regulatory approval of DX-88 for HAE, because of the risks and uncertainties in biopharmaceutical development, products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

  •
  we must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

  •
  we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

  •
  data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approvals.

        Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. Our Investigational New Drug Applications for our recombinant protein DX-88, for example, were placed on clinical hold by the FDA in May 2004, following the FDA's evaluation of certain animal test data submitted by us. Although that study was allowed to continue, we were required by the FDA to conduct additional testing at additional expense. There is no guarantee that we will be able to resolve similar issues in the future, either quickly, or at all. In addition, our or our collaborators' failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

        In November 2006, we treated our last patient in a Phase 3 clinical trial of DX-88 for the treatment of HAE, and we treated the first patient in our second Phase 3 trial, known as the EDEMA4 trial, in April 2007. Before filing a Biologic License Application (BLA) for marketing approval of this product in this indication, we will need to complete the EDEMA4 trial. HAE is an indication with a particularly small patient population, and this trial may, for this or any of the other reasons described above, take longer than anticipated to complete.

        We have developed the protocol for our EDEMA4 clinical trial utilizing the FDA's Special Protocol Assessment, or SPA, process. This process is designed to provide a reasonable level of certainty to sponsors of investigational drugs that the FDA will not question the adequacy of a pivotal clinical trial once the related protocol has been reviewed and cleared by the FDA. However, the SPA process does not preclude the FDA from raising new concerns at any time during the review process, and applicable FDA regulation further provides that FDA can require trial design changes if there arises a substantial scientific issue essential to determining the safety or effectiveness of the drug. Consequently, the FDA may ultimately not accept our EDEMA4 trial design as adequate to support regulatory approval, regardless of the clinical results obtained.

We lack experience in and/or capacity for conducting clinical trials, handling regulatory processes, and conducting sales and marketing activities. This lack of experience and/or capacity may adversely affect our ability to commercialize any biopharmaceuticals that we may develop.

        We have hired experienced clinical development and regulatory staff to develop and supervise our clinical trials and regulatory processes. However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and preclinical research studies for the foreseeable future. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. We may also experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider.

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

        We do not currently operate manufacturing facilities for the clinical or commercial production of biopharmaceuticals and do not plan to have that capacity for the foreseeable future. We also lack the resources, capability and experience necessary to manufacture biopharmaceuticals. As a result, we will depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates. If we enter into these types of third party arrangements, then we will be dependent on the efforts of others, which if not successful could result in decreased revenue to us.

        To date we have identified only a few facilities that are capable of producing material for preclinical and clinical studies and we cannot assure you that they will be able to supply sufficient clinical materials during the clinical development of our biopharmaceutical candidates. There is no assurance that contractors will have the capacity to manufacture or test our products at the required scale and within the required time frame. There is no assurance that the supply of clinical materials can be maintained during the clinical development of our biopharmaceutical candidates. We will also be dependent on contract manufacturers to produce and test any biopharmaceuticals that are approved for market.

        In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

Even if we obtain regulatory approval, our biopharmaceutical products will continue to be subject to governmental review. If we, or our suppliers, fail to comply with FDA or other government regulations, our business, financial condition, and results of operations would be adversely affected.

        Even if regulatory approval is obtained, our biopharmaceutical products will continue to be subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the manufacturing, labeling, storage, advertising, promotion, sale, and distribution of our products.

        Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the drug product from the market.

        In addition, the facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA's strict regulatory requirements, they will not be able to secure FDA approval for the manufacturing facilities. Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with current Good Manufacturing Practices, or cGMPs, and similar regulatory requirements. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

        The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to find a strategic partner for our DX-88 product candidate, we may be unable to generate revenues from, or recoup our investments in, DX-88.

        We are currently evaluating how to optimize the value of our DX-88 product candidate. Given our familiarity with the HAE patient community and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional collaborations for distribution in other major market countries. Furthermore, since we do not currently have the resources to conduct a large clinical trial of DX-88 in on-pump CTS, or a sales force to market and commercialize DX-88 in this indication, it is likely that we will need to enter into one or more strategic collaborations to successfully commercialize DX-88 in on-pump CTS. If we are not able to find a suitable collaborator or collaborators, or we are unable to negotiate acceptable terms for a collaboration, we may not be able to fully develop and commercialize DX-88, which would adversely affect our business and the value of our common stock.

Paul Royalty is entitled to a significant portion of our LFRP revenues, which may limit our ability to fund some of our operations.

        Under the terms of our Royalty Interest Assignment Agreement with Paul Royalty, Paul Royalty is entitled to receive a percentage of net revenues, including all royalties, milestones, and license fees receivable by us under the LFRP.

        The exact amount of net revenues due to Paul Royalty is based on a specified percentage of net revenues and is subject to a guaranteed minimum. These percentages range from 70% to 1% on different tiers of the annual net LFRP receipts. These percentages will increase on a pro rata basis if Dyax is eligible for and exercises its option to require an additional $5 million investment by Paul Royalty. Annual guaranteed minimum payments to Paul Royalty start at $1.75 million through 2007 and increase to $3.5 million in 2008 and 2009, $6.0 million for years 2010 through 2013 and $7.0 million for years 2014 through 2017. Paul Royalty's rights to receive these payments continues for the 10-year term of the agreement. The agreement will extend for two additional years if the LFRP does not meet certain financial performance thresholds. Upon termination of the agreement, all rights to LFRP receipts will revert to Dyax.

        The revenues from the LFRP have historically been used to fund our ongoing operations. We cannot guarantee that the upfront payment that we received for these revenues will be sufficient to replace these revenues over the term of the agreement with Paul Royalty. In addition, if the LFRP fails to generate sufficient revenue to fund the annual guaranteed minimum payments to Paul Royalty, we will be required to fund such obligations from cash on hand or from other sources, further decreasing the funds available to operate our business. These and other obligations to Paul Royalty may hinder or prevent our ability to achieve our financial or operating objectives.

Under certain circumstances, Paul Royalty can require us to repurchase its royalty interest at a substantial price that may significantly deplete our cash resources, limit our ability to enter into significant business transactions or make us a less attractive acquisition candidate.

        Under the terms of our Royalty Interest Assignment Agreement with Paul Royalty, Paul Royalty is entitled to require us to repurchase its royalty interest under the following circumstances:

  •
  a change in control of Dyax;

  •
  a bankruptcy event;

  •
  a transfer by us of a majority of our assets that has a material effect on either the net present value of the projected LFRP receipts or our ability to pay the minimum guaranteed payments;

  •
  a transfer by us of any part of the assets supporting the LFRP other than in the ordinary course of business; or

  •
  any breach of certain material covenants and representations in the agreement.

        Under these circumstances, Paul Royalty can require us to repurchase its royalty interest, at a repurchase price equal to the greater of (a) 200% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the royalties previously paid, a specified rate of return of 25%.

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

        An individual may bring a product liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. Moreover, in some of our clinical trials, we test our product candidates in indications where the onset of certain symptoms or "attacks" could be fatal. Although the protocols for these trials include emergency treatments in the event a patient appears to be suffering a potentially fatal incident, patient deaths may nonetheless occur. As a result, we may face additional liability if we are found or alleged to be responsible for any such deaths.

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

        We cannot assure you that we will be able to maintain our current licensing and collaborative efforts, nor can we assure the success of any current or future licensing and collaborative relationships. If any significant portion of our licensing and collaborative efforts fail, our business and financial condition would be materially harmed.

We and our collaborators may not be able to gain market acceptance of our biopharmaceutical product candidates, which could adversely affect our revenues.

        We cannot be certain that any of our biopharmaceutical product candidates, even if successfully approved, will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical manufacturers or others. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy of our biopharmaceutical candidates and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of our biopharmaceutical candidates will depend on a number of factors, including:

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

We have pledged our assets related to the LFRP to Paul Royalty; therefore, we may not be free to use those assets at our discretion.

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

        Our principal focus is on the development of therapeutic products. We plan to conduct research and development programs to develop and test product candidates and demonstrate to appropriate regulatory agencies that these products are safe and effective for therapeutic use in particular indications. Therefore our principal competition going forward, as further described below, will be companies who either are already marketing products in those indications or are developing new products for those indications. Many of our competitors have greater financial resources and experience than we do.

        For DX-88 as a treatment for HAE, our principal competitors include:

  •
  Lev Pharmaceuticals, Inc. In October 2007, the FDA accepted a Biologics License Application (BLA) filed by Lev for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Simultaneous with the acceptance of its BLA, Lev was issued an action date of January 30, 2008 under the Prescription Drug User Fee Act (PDUFA). On January 31, 2008, Lev announced that they had received a complete response letter from the FDA, which is issued by the FDA in order to specify additional information the agency requires to complete the review of the BLA. Lev now anticipates market approval in mid-2008. Cinryze™ has orphan drug designation from the FDA.

  •
  Jerini AG. Jerini has filed for market approval from the FDA and EMEA for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In August 2007, the EMEA accepted Jerini's Marketing Authorization Application (MAA) for Firazyr® and

    an opinion from the agency's committee could be received as early as first quarter 2008. In December 2007, the FDA accepted Jerini's New Drug Application and was issued an action date of April 26, 2008, under PDUFA. Firazyr® has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

  •
  CSL Behring. CSL Behring currently markets Berinert®, a plasma-derived C1 esterase inhibitor that is approved for the treatment of HAE in several European countries. CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1-esterase inhibitor and has completed a global Phase 3 clinical trial.

  •
  Pharming Group N.V. Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007, Pharming received a negative opinion from the EMEA and has since requested re-examination of its submission. Rhucin® has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

        Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

        For DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, our principal competitor is Xanodyne Pharmaceuticals, Inc., which currently markets Amicar® (aminocaproic acid), for the reduction of blood loss during CTS procedures. A number of other organizations, including Novo Nordisk A/S and Vanderbilt University, are developing other products for this indication.

        For our potential oncology product candidates, our potential competitors include numerous pharmaceutical and biotechnology companies.

        In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which others and we are seeking to develop antibody, peptide and/or small protein products.

        Our phage display technology is one of several technologies available to generate libraries of compounds that can be used to discover and develop new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex Inc., Genmab A/S, and Protein Design Labs, Inc. are leaders in these technologies. Further, other companies such as BioInvent International AB and XOMA Ireland Limited have access to phage display technology and compete with us by offering licenses and research services to larger pharmaceutical and biotechnology companies.

        In addition, we may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions that may prevent us from successfully commercializing our products.

Our success depends significantly upon our ability to obtain and maintain intellectual property protection for our products and technologies and upon third parties not having or obtaining patents that would prevent us from commercializing any of our products.

        We face risks and uncertainties related to our intellectual property rights. For example:

  •
  we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop or have developed;

  •
  third parties may obtain patents covering the manufacture, use or sale of these products or processes, which may prevent us from commercializing any of our products under development globally or in certain regions; or

  •
  our patents or any future patents that we may obtain may not prevent other companies from competing with us by designing their products or conducting their activities so as to avoid the coverage of our patents.

        Our phage display patent rights are central to our non-exclusive patent licensing program. As part of that licensing program, we generally seek to negotiate a phage display license agreement with parties practicing technology covered by our patents. In countries where we do not have and/or have not applied for phage display patent rights, we will be unable to prevent others from using phage display or developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we may be unable to prevent others from selling or importing products or technologies derived elsewhere using phage display. Any inability to protect and enforce our phage display patent rights, whether by any inability to license or any invalidity of our patents or otherwise, would negatively affect our research and revenues and could trigger a default or an obligation to repurchase under our Royalty Interest Assignment Agreement with Paul Royalty. Additionally, the patents for our core phage display technology, known as the Ladner patents, will expire between 2010 and 2012. The expiration of these patents could adversely affect our licensing revenues.

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

        Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated, Cambridge Antibody Technology Limited (now known as MedImmune Limited), Domantis Limited, Genentech, Inc. and XOMA Ireland Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from other third parties. In order for us to commercialize a process or product, we may need to license the patent or other rights of other parties. If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products. If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties, which would adversely affect us and our ability to meet our obligations to Paul Royalty. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products and could require us to pay substantial monetary damages.

        We seek affirmative rights of license or ownership under existing patent rights relating to phage display technology of others. For example, through our patent licensing program, we have secured a limited freedom to practice some of these patent rights pursuant to our standard license agreement, which contains a covenant by the licensee that it will not sue us under certain of the licensee's phage display improvement patents. We cannot guarantee, however, that we will be successful in enforcing any agreements from our licensees, including agreements not to sue under their phage display improvement patents, or in acquiring similar agreements in the future, or that we will be able to obtain commercially satisfactory licenses to the technology and patents of others. If we cannot obtain and maintain these licenses and enforce these agreements, this could have a material negative effect on our business.

Proceedings to obtain, enforce or defend patents and to defend against charges of infringement are time consuming and expensive activities. Unfavorable outcomes in these proceedings could limit our patent rights and our activities, which could materially affect our business.

        Obtaining, protecting and defending against patent and proprietary rights can be expensive. For example, if a competitor files a patent application claiming technology also invented by us, we may have to participate in an expensive and time-consuming interference proceeding before the United States Patent and Trademark Office to address who was first to invent the subject matter of the claim and whether that subject matter was patentable. Moreover, an unfavorable outcome in an interference proceeding could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business would be harmed if a prevailing third party does not offer us a license on terms that are acceptable to us.

        In patent offices outside the United States, we may be forced to respond to third party challenges to our patents. For example, our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in proceedings in the European Patent Office. We have one divisional patent application of the 597 Patent pending in the European Patent Office. We cannot be assured that we will prevail in the prosecution of this patent application. We will not be able to prevent other parties from using our phage display technology in Europe if the European Patent Office does not grant us another phage display patent.

        The issues relating to the validity, enforceability and possible infringement of our patents present complex factual and legal issues that we periodically reevaluate. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through our cross-licensing agreements with Affimed, Affitech, Biosite, Domantis, Genentech, XOMA and Cambridge Antibody Technology Limited (now known as MedImmune Limited), other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from third parties. While we believe that we will be able to obtain any needed licenses, we cannot assure you that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products. Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights it could have a material adverse effect on our business.

        We would expect to incur substantial costs in connection with any litigation or patent proceeding. In addition, our management's efforts would be diverted, regardless of the results of the litigation or proceeding. An unfavorable result could subject us to significant liabilities to third parties, require us to cease manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties or result in awards of substantial damages against us. Our business will be harmed if we cannot obtain a license, can obtain a license only on terms we consider to be unacceptable or if we are unable to redesign our products or processes to avoid infringement.

        In all of our activities, we substantially rely on proprietary materials and information, trade secrets and know-how to conduct research and development activities and to attract and retain collaborative partners, licensees and customers. Although we take steps to protect these materials and information, including the use of confidentiality and other agreements with our employees and consultants in both academic commercial relationships, we cannot assure you that these steps will be adequate, that these agreements will not be violated, or that there will be an available or sufficient remedy for any such violation, or that others will not also develop the same or similar proprietary information.

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

        We receive product development and license fees from international collaborations. For the year ended December 31, 2007, we earned revenue of approximately $18.7 million from companies based outside of the United States. All of our revenue contracts are paid in United States dollars. We expect that international product development and license fees will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in subsidiaries located in the European Union. Our operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

        A portion of our business is conducted in currencies other than our reporting currency, the United States dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the United States dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations on our future operating results.

Compliance with changing regulations relating to corporate governance and public disclosure may result in additional expenses.

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

  •
  the diversion of management's attention from core business concerns;

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

        The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through February 26, 2008, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

        Section 203 of the Delaware General Corporation Law prohibits a person from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. This provision could have the effect of delaying or preventing a change of control of Dyax, whether or not it is desired by or beneficial to our stockholders.

        The provisions described above, as well as other provisions in our charter and bylaws and under the Delaware General Corporation Law, may make it more difficult for a third party to acquire our company, even if the acquisition attempt was at a premium over the market value of our common stock at that time.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In June of 2001, we signed a ten-year lease with the Massachusetts Institute of Technology (MIT) for office space in the building known as 300 Technology Square in Cambridge, Massachusetts. This building, which was sold by MIT to ARE-Tech Square, LLC in June of 2006, serves as our corporate headquarters and main research facility. Currently, we lease approximately 91,000 square feet. We sublease 24,000 square feet of the space we lease to two tenants under separate sublease agreements, each of which will expire on October 31, 2009. Our current lease with ARE-Tech Square, LLC will expire on February 29, 2012, although we have the option to extend our lease for two additional five-year terms. We have provided the lessor with a Letter of Credit in the amount of $4.3 million. Per the terms of the agreement, the Letter of Credit can be reduced by 50% after the fifth year of the lease term which was February 15, 2008. We have submitted a request to reduce the Letter of Credit to ARE-Tech Square. We are currently waiting on a response. Through our subsidiary, Dyax S.A., we maintain 10,000 square feet of leased laboratory and office space in Liege, Belgium to support our research efforts.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The NASDAQ Global Market under the symbol DYAX. As of February 26, 2008, there were 60,459,710 shares of our common stock outstanding, which were held by approximately 206 common stockholders of record.

        The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$4.69	$2.88
Second Quarter	$6.95	$3.95
Third Quarter	$4.54	$3.43
Fourth Quarter	$4.64	$3.41

	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$6.38	$4.82
Second Quarter	$5.87	$2.63
Third Quarter	$3.63	$2.63
Fourth Quarter	$3.65	$2.85

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 have been prepared from our audited financial statements and the selected consolidated financial data at December 31, 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003 have been prepared from our audited financial statements not included in this Annual Report on Form 10-K. On October 29, 2003, we completed the sale of our wholly owned separations product subsidiary known as Biotage. The following data includes all activities of Biotage presented as discontinued operations.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Product development and license fee revenues	$26,096	$12,776	$19,859	$16,590	$16,853
Research and development:
Research and development expenses	64,010	53,637	47,376	39,432	29,990
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(7,000)	(16,100)	(20,688)	(10,408)	(5,203)

Net research and development	57,010	37,537	26,688	29,024	24,787
Equity loss in joint venture (Dyax- Genzyme LLC)	3,831	10,352	11,952	5,988	2,243
General and administrative expenses	15,740	14,658	12,784	14,451	13,205

Total operating expenses	76,581	62,547	51,424	49,463	40,235

Loss from operations	(50,485)	(49,771)	(31,565)	(32,873)	(23,382)
Other (expense) income, net	(5,824)	(552)	621	(241)	(1,112)

Loss from continuing operations	(56,309)	(50,323)	(30,944)	(33,114)	(24,494)
Gain on sale of Biotage, net of tax		—	—	—	18,959
Loss from discontinued operations of Biotage, net of tax		—	—	—	(1,880)

Net Loss	$(56,309)	$(50,323)	$(30,944)	$(33,114)	$(7,415)

Basic and diluted loss per share:
Loss from continuing operations	$(1.06)	$(1.18)	$(0.87)	$(1.06)	$(1.04)
Gain on sale of Biotage	—	—	—	—	0.81
Loss from discontinued operations of Biotage	—	—	—	—	(0.08)

Net loss	$(1.06)	$(1.18)	$(0.87)	$(1.06)	$(0.31)

Shares used in computing basic and diluted net loss per share	53,072,993	42,532,466	35,455,782	31,207,218	23,546,524

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,356	$11,295	$8,640	$6,978	$36,508
Short-term investments	34,055	47,169	42,024	50,163	—
Long-term investments	—	1,992	—	—	—
Working capital	53,115	46,369	41,756	46,832	27,219
Total assets	83,615	88,173	75,917	82,760	71,187
Long-term obligations, less current portion	30,016	40,210	9,819	10,645	10,648
Accumulated deficit	(288,932)	(232,623)	(182,300)	(151,356)	(118,242)
Total stockholders' equity	29,496	23,461	40,938	47,831	33,945

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a clinical stage biotechnology company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This phage display technology fuels our internal pipeline of promising drug candidates and attracts numerous licensees and collaborators, with the potential to generate important revenues in the future.

        Our lead product candidate, DX-88 (ecallantide), is in late stage clinical trial development in two separate indications. The more advanced indication involves treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. We have completed three Phase 2 trials and one Phase 3 trial of DX-88 in this indication. A second Phase 3 trial, known as EDEMA4, began in April 2007. Given our familiarity with the HAE patient community and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is for us to build an internal sales team to promote DX-88 in the United States and to establish regional partnerships for distribution in other major market countries.

        The second indication for DX-88 is for the prevention of blood loss during on-pump cardiothoracic surgery (CTS). In this indication, we have completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures. In May 2007, we also initiated a Phase 2 trial for further development of DX-88 in on-pump CTS, including CABG and heart valve replacement or repair procedures. Further development of DX-88 in on-pump CTS will require large clinical trials and sizable development resources. Consequently, we have determined that the best way to advance DX-88 in this indication would be through a strategic collaboration.

        In addition to DX-88, our phage display technology and expertise has allowed us to develop a substantial pipeline of high quality drug candidates. Our goal is to maintain over ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the furthest developed are DX-2240 and DX-2400, two promising fully human monoclonal antibodies with unique mechanisms of action in attacking cancerous tumors. In February 2008, we entered into a license agreement with sanofi-aventis under which sanofi-aventis will be responsible for the continued development of DX-2240.

        All of the compounds in our pipeline were discovered using our proprietary phage display technology, which rapidly identifies product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and gain us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through this program, which we refer to as our Licensing and Funded Research Program, or LFRP, we have agreements with more than 70 licensees and collaborators, resulting in 12 product candidates that licensed third parties have advanced into clinical trials. We have assigned a portion of the current and future revenues generated through the LFRP to Paul Royalty Holdings II, LP in connection with a financing in 2006.

        We incurred losses in 2007 and expect to continue to incur significant operating losses over at least the next several years. We do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

Clinical Development Programs

DX-88 for HAE

        We are developing DX-88 as a treatment for HAE. Through February 20, 2007, all development activities were conducted in collaboration with Genzyme Corporation and managed through Dyax-Genzyme LLC, a jointly owned limited liability company. On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration. See Footnote 12 "Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions" for additional information regarding this agreement and the joint venture for the periods before the termination. As a result, we are now solely responsible for the future development of DX-88 for HAE.

        The clinical development of DX-88 for HAE is summarized as follows:

  •
  In March 2003, we completed a 9-patient, multi-center, open-label, single dose, dose-escalating Phase 2 study, known as EDEMA0.

  •
  In May 2004, we completed a 48 patient, multi-center, placebo-controlled, single dose, dose-escalating Phase 2 study, known as EDEMA1.

  •
  In January 2006, we completed a 240-attack (77-patient), multi-center, open-label, repeat dosing Phase 2 study, known as EDEMA2.

  •
  In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as the EDEMA3 trial, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous (SC) dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks. In the EDEMA3 trial, statistically significant results (DX-88-treated patients versus placebo) were achieved for both the primary and secondary endpoints.

  •
  In April 2007 we treated the first patient in a second Phase 3 study, known as EDEMA4. The EDEMA4 trial is a 96-patient, multi-center study being conducted at approximately 40 sites in the United States. The trial is being conducted as a double-blind, placebo-controlled study in which HAE patients will receive a single 30 mg SC dose of DX-88 or placebo. This trial, which is being conducted under a Special Protocol Assessment, is intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and further assess the efficacy and safety of DX-88.

  •
  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

        In light of the data generated by the trials we have completed to date and assuming the successful completion of the EDEMA4 trial, we now estimate regulatory approval of DX-88 for HAE in the United States in late 2008, followed by approval in the European Union.

        Given our familiarity with the HAE market and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional partnerships for distribution in other major market countries

        However, because regulatory approvals for new pharmaceutical products can be and often are significantly delayed or refused for numerous reasons, including those described under "Risk Factors", DX-88 may not be approved on the timeline we expect, or at all.

        We estimate the total remaining costs to approval of DX-88 for HAE in the United States to be in the range of $40 million to $50 million. As a result of the termination of our collaboration with Genzyme in February 2007, we are responsible for funding all of these costs. Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including fixed assets, the rights to DX-88 worldwide, and a $17.0 million cash payment made by Genzyme to the LLC in connection with the termination, which is being used to fund development of DX-88 for HAE.

        The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$25,857	$15,808	$20,537
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	(7,000)	(16,100)	(20,688)

Net research and development expenses for DX-88 for HAE	18,857	(292)	(151)
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,831	10,352	11,952

Net loss on DX-88 for HAE program	$22,688	$10,060	$11,801

        During 2007, the research and development expenses on this program totaled $25.9 million compared with $15.8 million in 2006 and $20.5 million in 2005. The $10.1 million increase in spending from 2006 to 2007 is attributable to increased preclinical costs for additional toxicology studies, increased clinical study costs for the close out of EDEMA3 and start up costs for EDEMA4 and the continuation trial, and an increase in personnel expenses.

        Research and development expenses decreased $4.7 million in 2006 over 2005 because expenses related to the manufacture of DX-88 were not included as DX-88 for HAE costs in 2006 and 2007. In 2005, approximately $8.0 million of expenses were incurred to manufacture DX-88 specifically for the HAE program. The decrease related to manufacturing was offset by an aggregate increase of $3.3 million in clinical trial and internal costs over the same period.

        Dyax-Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program in the first quarter of 2007 until the termination of the LLC on February 20, 2007. This reimbursement is recorded as research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) in our consolidated statements of operations and comprehensive loss. During 2006, Dyax-Genzyme LLC reimbursed us $16.1 million for our expenses relating to the program. For 2007, Dyax-Genzyme LLC reimbursed us for $7.0 million of our expenses through the date of the termination.

        In the first quarter of 2007 through the date of the termination Dyax-Genzyme LLC had net losses of approximately $7.7 million. These losses represented the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE in that portion of the first quarter of 2007. Our portion of the losses, accounted for under the equity method, were $3.8 million, $10.4 million and

$12.0 million for the years ended December 31, 2007, 2006, and 2005 respectively, and were proportional to our 50.01% financial interest in the program prior to the collaboration's termination. Our portion of the losses is separately classified as equity loss in joint venture on our consolidated statements of operations and comprehensive loss. All expenditures on the program after February 20, 2007 are the sole responsibility of Dyax and are included in research and development expense on our consolidated statement of operations and comprehensive loss.

DX-88 for On-Pump CTS

        We are currently developing DX-88 as an alternate treatment for the prevention of blood loss in patients undergoing on-pump cardiothoracic surgery (on-pump CTS), specifically CABG and heart valve replacement or repair procedures.

        In May 2007, we initiated a Phase 2, 160-patient, randomized, placebo-controlled trial that will be conducted at 12 or more major U.S. cardiac surgery centers. Expenses on this program totaled $3.2 million, $1.4 million, and $858,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in spending from 2006 to 2007 is attributable to clinical trial costs related to our Phase 2 study.

        Further development of DX-88 in on-pump CTS will require large clinical trials and sizable development resources. Consequently, we have determined that the best way to advance DX-88 in this indication would be through a strategic collaboration.

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

Other Biopharmaceutical Discovery and Development Programs

        In addition to our drug candidates in clinical trials, our phage display technology and expertise has allowed us to develop a substantial pipeline of high quality drug candidates. Our goal is to maintain over ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the furthest developed are DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications.

        Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with other antiangiogenic therapies, such as Genentech's Avastin® and Bayer's Nexavar®, and other chemotherapeutic agents. In February 2008, we entered into a license agreement with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as therapeutic product. As a result of this license, we do not expect to incur any further costs in the development of DX-2240.

        Our DX-2400 antibody is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14) on tumor cells and tumor blood vessels. DX-2400 offers a potential treatment for a broad range of solid tumors. It has been shown to significantly inhibit tumor growth, metastasis and angiogenesis in multiple preclinical models in a dose-responsive manner.

        In total, these programs represented approximately $34.9 million and $36.4 million in research and development expenses in 2007 and 2006, respectively. The decrease in these expenses is attributable to a decrease in activities for DX-2240, as we were evaluating strategic partnership opportunities, which resulted in our agreement with sanofi-aventis.

        Given the uncertainties of the research and development process, it is not possible to predict with confidence if we will be able to enter into additional partnerships or otherwise internally develop any of these other preclinical drug candidates into marketable pharmaceutical products. We monitor the results of our discovery research and our nonclinical and clinical trials and frequently evaluate our pre-clinical pipeline in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs.

Results of Operations

        Revenues.    Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from year to year due to the nature of our agreements and our related activities. Total revenue for 2007 was $26.1 million, compared with $12.8 million in 2006 and $19.9 million in 2005.

        The increase of $13.3 million in revenue from 2006 to 2007 was primarily related to the recognition of $15.0 million in revenue from a license agreement signed with MorphoSys AG in November 2007. This agreement, under which we granted MorphoSys a fully-paid up license under our phage display patents and other patents, was structured to provide us with a significant up front payment. Additionally in 2007, there was a $1.2 million increase in revenue from library license agreements. These increases were partially offset by a $3.6 million decrease in revenue associated with our former DX-890 product collaboration with Debiopharm, which concluded in 2006.

        The decrease of $7.1 million in revenue from 2005 to 2006 was related to a $4.7 million decrease in revenues associated with our former product collaboration with Debiopharm, the recognition of a $3.0 million milestone received in December 2005 from Genzyme for initiating the EDEMA3 trial of DX-88 for HAE and a $1.8 million decrease in licensing activities due to the fact that our 2005 license fees included the recognition of a fully paid $1.5 million patent license option fee. Under our amended agreement with Debiopharm, signed in December 2005, we are no longer responsible for manufacturing DX-890 for Debiopharm and have recognized no revenue from that program since 2006. The receipt and recognition of clinical milestones received from our collaborators and licensees may vary substantially from quarter-to-quarter due to the timing of their clinical activities.

        Research and Development.    Our research and development expenses for the years ended December 31, 2007, 2006 and 2005, are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$64,010	$53,637	$47,376
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	(7,000)	(16,100)	(20,688)

Net research and development expenses per consolidated statements of operations and comprehensive loss	57,010	37,537	26,688
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	3,831	10,352	11,952

Research and development expenses adjusted to include equity loss in joint venture	$60,841	$47,889	$38,640

        Our research and development expenses arise primarily from compensation and other related costs, for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug compounds prior to FDA approval. The expenses we incur on the DX-88 program for HAE are included in our overall research and development expenses, but expenses through February 20, 2007 were reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly funded the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE through February 20, 2007, including any incurred by Genzyme. In subsequent years there will be no reimbursement from the joint venture with Genzyme nor any equity loss in the joint venture.

        Of the $10.4 million increase in research and development expenses, $10.0 million is attributable to DX-88 for HAE costs due to increases in clinical trial costs for EDEMA3 and EDEMA4, increased personnel costs, additional preclinical toxicology studies, and increased manufacturing costs related to drug product validation studies. The additional $400,000 increase in research and development expenses is attributable to an increase in clinical trial costs for DX-88 in the on-pump CTS program, offset by a decrease in preclinical and small scale manufacturing costs associated with advancing the formal development of DX-2240.

        Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $13.0 million from 2006 to the 2007 due primarily to $10.4 million increase in HAE program costs and a decrease in reimbursement by the Dyax-Genzyme LLC joint venture. The offsetting decrease in our equity loss in joint venture reflects the termination of the joint venture.

        Our adjusted net research and development expenses increased $9.2 million from 2005 to 2006 primarily due to a $10.9 million increase in net research and development expenses, offset by a $1.6 million decrease in our equity loss in joint venture. The $1.6 million decrease in our equity loss in joint venture is primarily driven by the timing of manufacturing activities. The $10.9 million increase in our net research and development expenses is primarily attributable to the DX-88 manufacturing validation campaign and increased preclinical and small scale manufacturing costs associated with advancing the formal development of DX-2240. Additionally during the first quarter of 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation" and recorded $1.2 million of stock-based compensation expense for 2006 in research and development expenses.

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

        General and Administrative.    Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research activities and the reporting requirements of a public company. Total general and administrative expenses were $15.7 million in 2007 compared to $14.7 million in 2006 and $12.8 million in 2005. The increase from 2006 to 2007 was due to increased 123R stock option expense, recruiting fees and other personnel costs.

        The increase of $1.9 million from 2005 to 2006 was due to increases in personnel costs, including $1.0 million of stock-based compensation expense following the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation", which we adopted effective January 1, 2006.

        Interest Expense.    Total interest expense was $9.1 million in 2007 compared to $3.8 million in 2006 and $1.1 million in 2005. These increases are primarily due to interest under our agreement with Paul Royalty. Interest on this agreement is calculated using the effective interest method based on our expected future payments to Paul Royalty. See Footnote 6 "Long-term Obligations" of Item 8 "Financial Statements and Supplementary Data" for additional information regarding this agreement.

Liquidity and Capital Resources

Condensed Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Net loss	$(56,309)	$(50,323)	$(30,944)
Depreciation and amortization	3,538	3,455	3,579
Interest expense on Paul Royalty agreement	8,210	2,682	—
Compensation expenses associated with stock-based compensation plans	2,873	2,282	24
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	10,352	11,952
Changes in operating assets and liabilities	(1,283)	2,322	(1,985)
Other changes in operating activities	(1,077)	(1,910)	(919)

Net cash used in operating activities	(40,217)	(31,140)	(18,293)
Change in marketable securities	16,167	(5,417)	8,917
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	17,000	—	—
Other changes in investing activities	2,136	(17,984)	(11,979)

Net cash provided by (used in) investing activities	35,303	(23,401)	(3,062)
Net proceeds from common stock offering	41,332	30,164	23,544
Repayment of long-term obligations	(19,648)	(3,464)	(1,889)
Other changes in financing activities	1,237	30,538	1,429

Net cash provided by financing activities	22,921	57,238	23,084
Effect of foreign currency translation on cash balances	54	(42)	(67)

Net increase in cash and cash equivalents	$18,061	$2,655	$1,662

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through December 31, 2007, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $285 million, including net proceeds of $41.3 million from our July 2007 underwritten offering, $30.2 million from our March 2006 underwritten offering, and $23.5 million from our May 2005 registered direct offering. We also generate funds from biopharmaceutical product development and license fee revenues, long-term obligations and other sources, such as the transaction with Paul Royalty that provided us with a $29.5 million net cash payment in exchange for granting Paul Royalty the right to receive a specific percentage of the net royalties, including milestone fees and other payments, receivable by us under our Licensing and Funded Research Program (LFRP). As of December 31, 2007, we had cash, cash equivalents and short-term investments aggregating $63.4 million. Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

        Operating activities used cash of approximately $40.2 million in 2007, $31.1 million in 2006 and $18.3 million in 2005. The increase of $9.1 million from 2006 to 2007 is primarily driven by an increase in our net loss due to increased research and development expenses. There was also a decrease in the amount reimbursed by the joint venture, due to the termination of the collaboration with Genzyme in February 2007, which was partially offset by an increase in revenue from a fully-paid up license agreement with MorphoSys AG signed in November 2007. The increase of $12.8 million from 2005 to 2006 was driven by an increase in our net loss caused by a decrease in revenue from non-recurring milestone payments and an increase in development expenses. In 2006 development expenses increased principally because Dyax assumed $9.8 million of DX-88 manufacturing costs outside of Dyax-Genzyme LLC and also increased our investment in preclinical development of DX-2240 and other discovery and development programs.

        Our cash used in operating activities for 2007 consists primarily of our net loss of $56.3 million and a net $1.3 million change in operating assets and liabilities offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $3.8 million, interest expense related to the Paul Royalty agreement of $8.2 million, depreciation and amortization of fixed assets and intangibles totaling $3.5 million, and compensation expense associated with stock-based compensation plans totaling $2.9 million. The change in operating assets and liabilities includes an increase in accounts receivable of $2.0 million, an increase in accounts payable and accrued expense of $1.2 million, a decrease in amount due from the joint venture (Dyax-Genzyme LLC) totaling $1.4 million, and a decrease in amount due to the joint venture (Dyax-Genzyme LLC) totaling $967,000. In subsequent years there will be no amount due to or from the joint venture.

        Our cash used in operating activities for 2006 consisted primarily of our net loss of $50.3 million, partially offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $10.4 million, depreciation and amortization of fixed assets and intangibles totaling $3.5 million, interest expense related to the Paul Royalty agreement of $2.7 million, compensation expense associated with stock-based compensation plans totaling $2.3 million, and a net $2.3 million change in operating assets and liabilities. Our compensation expense associated with stock-based compensation plans was due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation" on January 1, 2006. The change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $2.2 million, a $2.1 million decrease in prepaid research and development and other assets, an amount due to (Dyax-Genzyme LLC) totaling $1.7 million, which was our contribution payable to the LLC to fund a portion of its costs incurred in the 2006, a $1.0 million decrease in deferred revenue, a reimbursement due from the joint venture (Dyax-Genzyme LLC) totaling $1.0 million, which was our costs incurred on the DX-88 for HAE program during 2006 that have not been reimbursed as of December 31, 2006, and an increase in accounts receivable of $418,000.

        Our cash used in operating activities for 2005 consisted primarily of our net loss of $30.9 million and a $2.0 million change in operating assets and liabilities, partially offset by adjustments for non-cash items, including depreciation and amortization of fixed assets and intangibles totaling $3.6 million and equity loss in joint venture (Dyax-Genzyme LLC) of $12.0 million. The change in operating assets and liabilities includes a reimbursement due from joint venture (Dyax-Genzyme LLC) totaling $2.2 million which represents costs that we incurred in the DX-88 for HAE program during 2005 that had not been reimbursed as of December 31, 2005, an amount due to joint venture (Dyax-Genzyme LLC) totaling $950,000, which was our contribution payable to the joint venture to fund a portion of its costs incurred in 2005, a decrease in accounts payable and accrued expenses of $2.4 million due primarily to a decrease in accounts payable of $1.9 million from timing of payments and a decrease in accruals. Additionally, there was a decrease in accounts receivable of $1.4 million primarily due to a decrease in accounts receivable from Debiopharm of $1.2 million due to the timing of manufacturing activities, and an increase in deferred revenue of $1.1 million.

        Investing activities provided cash totaling $35.3 million in 2007 and used cash totaling approximately $23.4 million in 2006 and $3.1 million in 2005. Our investing activities for 2007 are related to the $17.0 million of cash received in connection with the purchase of Genzyme's interest in the joint venture, the release of $7.2 million from restricted cash in association with paying off the Genzyme note, the purchase of fixed assets totaling $1.1 million, and the timing of the maturity and purchase of our short-term investments. Our investing activities for 2006 consisted of an increase in restricted cash of $7.1 million, primarily due to the posting of a $7.2 million letter of credit to securitize our amended and restated senior secured promissory note with Genzyme. Additionally in 2006, there was a $9.8 million investment in joint venture, fixed asset purchases of $1.1 million and the timing of the maturity of short-term investments. In 2005 we contributed $10.8 million to Dyax-Genzyme LLC and purchased $1.4 million in fixed assets, in addition to the timing of the maturity of short-term investments.

        Financing activities provided net cash of approximately $22.9 million in 2007, $57.2 million in 2006 and $23.1 million in 2005. Our financing activities for 2007 primarily consist of the net proceeds of $41.3 from our July 2007 underwritten public offering, offset by the repayment of long-term obligations of $19.6 million, which includes $7.2 million to pay off the Genzyme note, and payments to Paul Royalty. In 2006 we received net proceeds of $30.2 million from an underwritten public offering, and $29.5 million from Paul Royalty under our Royalty Interest Assignment Agreement, partially offset by the repayment of long-term obligations of $3.5 million. These funds have allowed us to proceed with a Phase II trial in on-pump CTS surgery as well as move forward our other clinical leads. In 2005 we received net proceeds of $23.5 million from a registered offering of common stock. We also made repayments totaling $1.9 million on long-term obligations.

        We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

        In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme loaned us $7.0 million pursuant to a senior secured promissory note. On August 29, 2007, Dyax paid all the principal and accrued interest due under this note. The $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash and as of December 31, 2007 is included in cash and cash equivalents on the Company's balance sheet.

        On August 23, 2006, we entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty), an affiliate of Paul Capital Partners, pursuant to which we received a $29.5 million upfront cash payment, net of expenses, in exchange for granting Paul Royalty the right to receive a specified percentage of the net royalties, including all milestones fees and other payments, receivable by us under our phage display LFRP. We also have an option to receive an additional $5.0 million payment from Paul Royalty in the event that the LFRP receipts achieve specified levels by the end of 2008.

        We anticipate reducing our cash burn from 2007 through strategic collaborations and partnerships. Since the exact timing of agreements cannot be predicted, Dyax will not provide guidance for expected cash consumption in 2008 at this time. However, we are forecasting that existing cash and planned partnerships will provide sufficient funding through to anticipated DX-88 commercialization in early 2009. For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

        We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2007, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Obligation under royalty interest assignment agreement(1)	$64,384	$5,592	$17,430	$26,916	$14,446
Capital leases	2,224	1,316	899	9	—
Leasehold improvement arrangements	1,753	447	825	481	—
Operating lease obligations(2)	20,246	4,167	9,691	6,388	—
Patent and product license obligations(3)	4,049	349	1,693	657	1,350
Obligations for research, development and manufacturing(4)	5,635	5,149	313	173	—

Total contractual obligations	$98,291	$17,020	$30,851	$34,624	$15,796

(1)
These amounts represent projected future payments to Paul Royalty based on our current LFRP projections, with interest calculated using the effective interest method. See Footnote 6 "Long-term Obligations" of Item 8 "Financial Statements and Supplementary Data".

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

        In addition, we have received a €825,000 grant from the Walloon region of Belgium. This amount translates to $1.2 million and $1.1 million at December 31, 2007 and 2006, respectively. This grant includes specific criteria regarding employment and investment levels that need to be met. The criteria required to be met in 2006 have successfully been met. The remaining criteria have not been met as of December 31, 2007. If we do not meet all criteria, we will be required to refund all or a portion of amounts received under this grant. As of December 31, 2005, the Company had received the entire grant amount of €825,000.

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

        Share-Based Compensation.    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation" which required us to recognize the expense related to the fair value of stock-based compensation awards in our consolidated statement of operations. We elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards that were unvested as of January 1, 2006 we will recognize compensation expense in our consolidated statement of operations over the remaining vesting period. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees."

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

        Our revenue recognition policies are in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

        We generally license our patent rights covering phage display as well as our proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements, for which we have no future obligations, generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Perpetual patent licenses are recognized immediately if we have no future obligations. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies, which is normally between 3 and 5 years, but specific contract terms may extend this period up to 14 years. Upon the achievement of milestones under non-exclusive phage display patent licenses and phage display libraries a portion of the milestone payment equal to the percentage of the license agreement that has elapsed is recognized as revenue. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license, and royalties are recognized when they are earned.

        Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue. At December 31, 2007 and 2006, our deferred revenue related to product development agreements was $9.5 million and $9.9 million, respectively. Of the $9.5 million deferred at December 31, 2007, $3.8 million, $1.6 million and $822,000 is expected to be recognized as revenue in 2008, 2009 and 2010, respectively, and the remaining is expected to be recognized over the next 10 years.

        Allowance for Doubtful Accounts.    We estimate the uncollectibility of our accounts receivable. When evaluating the adequacy of our allowance for doubtful accounts, we analyze our accounts receivable aging, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Our accounts receivable balance net of allowances for doubtful accounts was $4.1 million and $2.1 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006 the provision for doubtful accounts was $55,000 and $80,000, respectively.

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

        Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. Our intangible assets at the end of 2007 consisted of licenses for antibody technology from third parties. The balance of our other intangible assets net of accumulated amortization was $931,000 and $1.4 million at December 31, 2007 and 2006, respectively. No impairment losses have been recognized in any of the periods presented in our consolidated financial statements.

Related Party Transactions

        Our Chairman, President and Chief Executive Officer was an outside director of Genzyme Corporation until May 2007 and was a consultant to Genzyme until 2001. Two of our other directors are former directors of Genzyme and another was a senior advisor to the Chief Executive Officer of Genzyme and a former Genzyme executive officer.

        On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration agreement for the development and commercialization of DX-88 for HAE. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore Genzyme assigned to Dyax all of its interests in the LLC thereby transferring all the rights to the LLC's assets to Dyax, including the $17.0 million cash payment. As a result Dyax now owns all of the rights to DX-88 worldwide including the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Genzyme also agreed to provide us with transition services for a period following the termination of our agreements. In 2007 the transitional service fees totaled $1.1 million. No future transitional service fees are expected to be incurred.

        Prior to August 29, 2007, Genzyme held a senior secured promissory note issued by Dyax in May 2002. The promissory note, in the principal amount of $7.0 million, accrued interest at the prime rate plus 2%. Dyax's obligations under this note were secured by a collateralized $7.2 million letter of credit, which was classified as restricted cash on the Company's consolidated balance sheet. On August 29, 2007, Dyax paid all the principal and accrued interest due under this note. The $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash and as of December 31, 2007 is included in cash and cash equivalents on the Company's balance sheet.

        Before termination of the collaboration on February 20, 2007, research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by Dyax-Genzyme LLC. The Company accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses. At December 31, 2006, the Company's investment in the joint venture was $258,000, which is recorded as an Investment in Joint Venture (Dyax-Genzyme LLC) in the consolidated balance sheets under the equity method. As of December 31, 2007, the Company owns 100% of the LLC and has consolidated its results in the Company's financial statements.

        Before our collaboration agreement with Genzyme terminated on February 20, 2007, we had evaluated the agreement to determine if the related joint venture qualifies as a variable interest entity under Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). Both we and Genzyme had funded the operations of Dyax-Genzyme LLC on a monthly basis and therefore under Paragraph 5a of FIN 46R, the joint venture qualified as a variable interest entity because its total equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. We have always had a financial interest in Dyax-Genzyme LLC. However, based on our analysis of the agreement, we believe that our exposure to the expected losses of Dyax-Genzyme LLC before termination were less than Genzyme's and therefore we were not the primary beneficiary of Dyax-Genzyme LLC under Paragraph 17 of FIN 46R. Accordingly, during 2006 we had not consolidated Dyax-Genzyme LLC.

        We recorded license revenue of $225,000 for the years ended December 31, 2007, 2006 and 2005 in connection with the technology access fees on a 2004 library license agreement with Genzyme. Of the $1.3 million up-front payment received under this agreement, approximately $300,000 has not been recognized as revenue and is included in deferred revenue on the consolidated balance sheet. This amount will be recognized ratably over the next 16 months. As of December 31, 2007 and 2006, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

Tax Loss Carryforwards

        As of December 31, 2007, we had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $216.7 million and $31.3 million, respectively, which may be available to offset future federal income tax liabilities and which begin to expire in 2007. We have recorded a deferred tax asset of approximately $2.1 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $2.1 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $121.1 million has been established at December 31, 2007.

Recent Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that permit or require fair value measurements. The provisions of SFAS No. 157 become effective for fiscal years beginning after November 15, 2007. The effect, if any, on the Company's financial position and results of operations has not been finalized.

        On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ("SFAS 159"), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS 159 may have on the Company's financial statements taken as a whole.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows.

Important Factors That May Affect Future Operations and Results

        This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements appear principally in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements may appear in other sections of this report as well. Generally, the forward-looking statements in this report use words like "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar expressions.

        These risks and uncertainties are discussed in more detail in Item 1A—"Risk Factors" of this Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk consists primarily of our cash and cash equivalents, and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of December 31, 2007, we had cash, cash equivalents, and short-term investments of approximately $63.4 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

        As of December 31, 2007, we had $31.5 million outstanding under short-term and long-term obligations. Interest rates on $3.4 million of these obligations are fixed and therefore are not subject to interest rate fluctuations. The assumed interest rate on the $28.1 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations. Therefore our exposure to interest rate changes is immaterial.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dyax Corp.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Notes 9 and 11 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for share-based compensation in 2006 and for uncertain tax positions in 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 29, 2008

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,356	$11,295
Short-term investments	34,055	47,169
Accounts receivable, net of allowances for doubtful accounts of $55 and $80 at December 31, 2007 and 2006, respectively	4,118	2,120
Prepaid research and development	1,271	833
Due from joint venture (Dyax-Genzyme LLC)	—	1,428
Other current assets	1,292	920

Total current assets	70,092	63,765
Fixed assets, net	7,884	8,960
Intangibles, net	931	1,432
Restricted cash	4,483	11,517
Long-term investments	—	1,992
Other assets	225	249
Investment in joint venture (Dyax-Genzyme LLC)	—	258

Total assets	$83,615	$88,173

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,537	$9,288
Current portion of deferred revenue	3,832	4,432
Due to joint venture (Dyax-Genzyme LLC)	—	967
Current portion of long-term obligations	1,482	1,618
Other current liabilities	1,126	1,091

Total current liabilities	16,977	17,396
Deferred revenue	5,675	5,474
Obligation to related party	—	7,000
Long-term obligations	30,016	33,210
Deferred rent	1,257	1,632
Other long-term liabilities	194	—

Total liabilities	54,119	64,712
Commitments and Contingencies (Notes 6, 7, 8, 10, 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at December 31, 2007 and 2006; 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at December 31, 2007 and 2006; 60,427,178 and 43,700,101 shares issued and outstanding at December 31, 2007 and 2006, respectively	604	437
Additional paid-in capital	317,296	255,242
Accumulated deficit	(288,932)	(232,623)
Accumulated other comprehensive income	528	405

Total stockholders' equity	29,496	23,461

Total liabilities and stockholders' equity	$83,615	$88,173

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)
Product development and license fee revenues	$26,096	$12,776	$19,859
Research and development:
Research and development expenses	64,010	53,637	47,376
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	(7,000)	(16,100)	(20,688)

Net research and development	57,010	37,537	26,688
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	10,352	11,952
General and administrative expenses	15,740	14,658	12,784

Total operating expenses	76,581	62,547	51,424

Loss from operations	(50,485)	(49,771)	(31,565)
Other income (expense):
Interest income	3,258	3,246	1,671
Interest expense	(9,082)	(3,798)	(1,050)

Total other income (expense), net	(5,824)	(552)	621

Net loss	(56,309)	(50,323)	(30,944)
Other comprehensive (loss) income:
Foreign currency translation adjustments	24	(66)	(50)
Unrealized gain on investments	99	50	45

Comprehensive loss	(56,186)	(50,339)	$(30,949)

Basic and diluted loss per share:
Net loss	$(1.06)	$(1.18)	$(0.87)

Shares used in computing basic and diluted net loss per share	53,072,993	42,532,466	35,455,782

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation		Total
Balance at December 31, 2004	31,547,627	$315	$198,446	$(151,356)	$—	$426	$47,831
Exercise of stock options	118,947	2	264	—	—	—	266
Issuance of common stock for employee stock purchase plan	46,789		222	—	—	—	222
Sale of common stock, net of expenses of $200	6,315,000	63	23,481	—	—	—	23,544
Compensation expense associated with stock options	—	—	24	—	—	—	24
Unrealized loss on short-term investments	—	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	—	(50)	(50)
Net Loss	—	—	—	(30,944)	—	—	(30,944)

Balance at December 31, 2005	38,028,363	380	222,437	(182,300)	—	421	40,938
Exercise of stock options	73,117	1	114	—	—	—	115
Issuance of common stock for employee stock purchase plan	98,621	1	300	—	—	—	301
Sale of common stock, net of expenses of $86	5,500,000	55	30,109	—	—	—	30,164
Compensation expense associated with stock options	—	—	2,282	—	—	—	2,282
Unrealized gain (loss) on short-term investments	—	—	—	—	—	50	50
Foreign currency translation	—	—	—	—	—	(66)	(66)
Net Loss	—	—	—	(50,323)	—	—	(50,323)

Balance at December 31, 2006	43,700,101	437	255,242	(232,623)	—	405	23,461
Exercise of stock options	152,139	1	325	—	—	—	326
Issuance of common stock for employee stock purchase plan	99,938	1	247	—	—	—	248
Shares issued to purchase joint venture (Dyax-Genzyme LLC)	4,400,000	44	17,398	—	—	—	17,442
Sale of common stock, net of expenses of $191	12,075,000	121	41,211	—	—	—	41,332
Compensation expense associated with stock options	—	—	2,873	—	—	—	2,873
Unrealized gain (loss) on short-term investments	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	24	24
Net Loss	—	—	—	(56,309)	—	—	(56,309)

Balance at December 31, 2007	60,427,178	$604	$317,296	$(288,932)	$—	$528	$29,496

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(56,309)	$(50,323)	$(30,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(962)	(1,670)	(733)
Depreciation and amortization of fixed assets	3,012	2,944	3,077
Amortization of intangibles	526	511	502
Interest expense on Paul Royalty agreement	8,210	2,682	—
Amortization of deferred rent	(375)	(215)	(235)
Loss on disposal of fixed assets	—	—	19
Compensation expenses associated with stock-based compensation plans	2,873	2,282	24
Equity loss in joint venture (Dyax-Genzyme LLC)	3,831	10,352	11,952
Provision for doubtful accounts	(25)	(25)	30
Other	285	—	—
Changes in operating assets and liabilities
Accounts receivable	(1,973)	(418)	1,382
Due from joint venture (Dyax-Genzyme LLC)	1,428	1,029	(2,202)
Prepaid research and development, and other assets	(762)	2,099	(781)
Accounts payable and accrued expenses	1,164	2,222	(2,356)
Due to joint venture (Dyax-Genzyme LLC)	(967)	(1,703)	950
Deferred revenue	(399)	(970)	1,110
Other long-term liabilities	226	63	(88)

Net cash used in operating activities	(40,217)	(31,140)	(18,293)

Cash flows from investing activities:
Purchase of investments	(63,153)	(108,067)	(106,867)
Proceeds from maturity of investments	79,320	102,650	115,784
Purchase of fixed assets	(1,065)	(1,057)	(1,440)
Proceeds from sale of fixed assets	—	—	22
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	17,000	—	—
Restricted cash	7,038	(7,099)	199
Investment in joint venture (Dyax-Genzyme LLC)	(3,837)	(9,828)	(10,760)

Net cash provided by (used in) investing activities	35,303	(23,401)	(3,062)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	574	416	488
Net proceeds from common stock offerings	41,332	30,164	23,544
Proceeds from long-term obligations, net of fees	663	30,379	941
Debt acquisition costs	—	(257)	—
Repayment of long-term obligations	(19,648)	(3,464)	(1,889)

Net cash provided by financing activities	22,921	57,238	23,084
Effect of foreign currency translation on cash balances	54	(42)	(67)
Net increase in cash and cash equivalents	18,061	2,655	1,662
Cash and cash equivalents at beginning of the period	11,295	8,640	6,978

Cash and cash equivalents at end of the period	$29,356	$11,295	$8,640

Supplemental disclosure of cash flow information:
Interest paid	$849	$1,108	$1,077

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$432	$584	$204

Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$17,442	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

        Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on cancer and inflammatory indications. Dyax uses its proprietary drug discovery technology to identify antibody, small protein and peptide compounds for clinical development. Dyax also leverages this technology through collaborations and licenses designed to generate revenues through funded research, license fees, milestone payments and royalties.

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

2. Accounting Policies

        Basis of Consolidation:    The accompanying consolidated financial statements include the accounts of the Company, Dyax-Genzyme LLC and the Company's European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV). All inter-company accounts and transactions have been eliminated.

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

        Concentration of Credit Risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-tem investments and trade accounts receivable. At December 31, 2007 and 2006, approximately 84% and 93% of the Company's cash, cash equivalents and short-term-investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

        The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company's customer base. Receivable write offs in 2007, 2006 and 2005 were nominal. One customer accounted for approximately 77% of the Company's accounts receivable balance at December 31, 2007. Three other customers accounted for 6%, 6% and 4% of the accounts receivable balance as of December 31, 2007. Three customers accounted for 34%, 15% and 11% of the accounts receivable balance as of December 31, 2006.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

        Investments:    Short-term investments consist of investments with original maturities greater than ninety days and less than one year when purchased. Long-term investments consist of investments with maturities of greater than one year. The Company considers its investment portfolio of investments available-for-sale as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2007, the Company's short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $33.9 million and an estimated fair value of $34.1 million and had an unrealized gain of $107,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less. As of December 31, 2007, the Company had no long-term investments. As of December 31, 2006, the Company's short-term investments consist of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $47.2 million and had an unrealized loss of $42,000 which is recorded in other comprehensive income on the accompanying consolidated balance sheets. As of December 31, 2006, the Company had long-term investments with an amortized cost and estimated fair value of $2.0 million.

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

        Revenue Recognition:    The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

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

        MorphoSys AG accounted for approximately 58%, 1% and 0% of product development and license fee revenue in 2007, 2006, and 2005, respectively. The increase in 2007 was due to a fully-paid up license agreement for our Ladner portfolio patents signed with MorphoSys for which we recognized $15.0 million of revenue in the fourth quarter of 2007. Debiopharm S.A. accounted for approximately 0%, 29% and 31% of product development and license fee revenue in 2007, 2006 and 2005, respectively. Bracco Imaging S.p.A accounted for approximately 0%, 13% and 11% of product development and license fee revenue in 2007, 2006 and 2005, respectively.

        The Company generally licenses its patent rights covering phage display as well as its proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements, for which the Company has no future obligations, generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Perpetual patent licenses are recognized immediately if the Company has no future obligations. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Upon the achievement of a milestone under non-exclusive phage display patent licenses or phage display libraries a portion of the milestone payment equal to the percentage of the license period that has elapsed is recognized as revenue. The remainder is recognized over the remaining term of the license agreement. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Royalties are recognized when they are earned.

        Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

        The Company has received a grant from the Walloon region of Belgium, which is included in short-term liabilities on the consolidated balance sheet. This grant includes specific criteria regarding

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

employment and investment levels that need to be met. The criteria required to be met in 2006 have successfully been met. The remaining criteria have not been met as of December 31, 2007. If we do not meet all criteria, we will be required to refund all or a portion of amounts received under this grant. As of December 31, 2005, the Company had received the entire grant amount of €825,000. This amount translates to $1.2 million and $1.1 million at December 31, 2007 and 2006, respectively.

        Guarantees:    In November 2002, the Financial Accounting Standards Board (FASB) issued FIN No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The following is a summary of our agreements that the Company has determined are within the scope of FIN No. 45:

        The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of December 31, 2007 and 2006.

Investment in Joint Venture (Dyax-Genzyme LLC):

        Prior to February 20, 2007, the Company had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax-Genzyme LLC, through which they jointly owned the rights to DX-88 for the treatment of HAE. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each would have been entitled to receive approximately 50% of any profits realized as a result. Research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by the LLC. The Company presented this reimbursement as a reduction in research and development expenses because it included funding that the Company provided to the LLC. Prior to termination of the LLC, the Company accounted for its interest in the LLC using the equity method of accounting. Dyax's 50.01% share of the joint venture's loss was recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC). Subsequent to the termination of the LLC and acquisition of 100% of its assets by Dyax, the LLC investment and related accounts have been consolidated in the Company's financial statements.

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

        Translation of Foreign Currencies:    Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders' equity in the consolidated balance sheets. For the year ending December 31, 2007 gains from transactions in foreign currencies were $24,000, and for the year ending December 31, 2006 and 2005 losses from transactions in foreign currencies were $66,000 and $50,000, respectively, which are included in the consolidated statements of operations and comprehensive loss.

        Share-Based Compensation:    Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004) "Share-Based Payments" (SFAS 123R) which required it to recognize the expense related to the fair value of stock-based compensation awards in the consolidated statement of operations. The Company elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006 it is recognizing compensation expense in the consolidated statement of operations over the remaining vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to adopt the alternative transition method provided in FASB issued Staff Position No. FAS 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation that were outstanding upon adoption of FAS 123R.

        Net Loss Per Share:    The Company accounts for and discloses earnings per share (EPS) under SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options, which are potentially dilutive, totaling 7,011,450, 5,860,432 and 4,949,927, were outstanding at December 31, 2007, 2006 and 2005, respectively.

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

        Recent Pronouncements:    In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that permit or require fair value measurements. The provisions of SFAS No. 157 become effective for fiscal years beginning after November 15, 2007. The effect, if any, on the Company's financial position and results of operations has not been finalized.

        On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ("SFAS 159"), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS 159 may have on the Company's financial statements taken as a whole.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. The Company does not expect the adoption of either SFAS 141R or SFAS 160 will have a material impact on its statements of financial position, results of operations and cash flows.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fixed Assets

        Fixed assets consist of the following:

	December 31,
	2007	2006
	(In thousands)
Laboratory equipment	$12,230	$10,284
Furniture and office equipment	1,206	1,160
Software and computers	4,065	3,838
Leasehold improvements	10,421	10,407

Total	27,922	25,689
Less: accumulated depreciation and amortization	(20,038)	(16,729)

	$7,884	$8,960

        There were $5.4 million and $7.0 million of assets under capital leases, which included laboratory and office equipment, with related accumulated amortization of $2.7 million and $4.1 million, at December 31, 2007 and 2006, respectively. Amortization of assets under capital leases is included in depreciation and amortization of fixed assets on the consolidated statements of cash flow.

4. Intangible Assets

        On October 16, 2002, the Company entered into a cross-licensing agreement with XOMA Ireland Limited under which the Company received a license to use XOMA's patents and bacterial expression technology to discover antibody products using phage display. The Company also received a license from XOMA to produce antibodies under the XOMA patents. In exchange for the rights to XOMA's technology, the Company agreed to pay a technology license fee of $3.5 million due over six installments through December 15, 2003, and to pay a 0.5% royalty on net sales of any antibody product commercialized by the Company or any development partner. This fee was capitalized and is being amortized ratably over 7 years, management's estimate of the period that the capitalized license will generate revenues. The Company also granted XOMA a license to its phage display patents and agreed to provide XOMA one of the Company's antibody phage display libraries. The technology license fee due to XOMA was fully paid in 2003.

        As of December 31, 2007 and 2006, the gross carrying amount of the intangible assets, consisting of the licensed patent technology, was $3.5 million and the related accumulated amortization was $2.6 million and $2.1 million, respectively.

        Estimated three year future amortization expense for other intangible assets as of December 31, 2007 are as follows:

(In thousands)
2008	502
2009	419
2010	2

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accounts payable	$3,288	$1,094
Accrued employee compensation and related taxes	3,892	2,845
Accrued external research and development and contract manufacturing	1,815	3,237
Other accrued liabilities	1,194	1,639
Accrued legal	348	473

	$10,537	$9,288

6. Long-term Obligations

        Long-term obligations consist of the following:

	December 31,
	2007	2006
	(In thousands)
Obligations under royalty interest assignment agreement	$28,077	$30,727
Obligations under capital lease arrangements	2,053	2,500
Obligation under leasehold improvement arrangements	1,368	1,601

Total long-term obligations	31,498	34,828
Less: current portion	(1,482)	(1,618)

Long-term obligations	$30,016	$33,210

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

        Under the terms of the agreement, Paul Royalty is entitled to 70% of the first $15.0 million of annual net LFRP receipts, 20% of the next $5.0 million of annual net LFRP receipts and 1% of annual net LFRP receipts above $20.0 million. These percentages will increase on a pro rata basis if Dyax is eligible to and exercises its option for the additional $5.0 million payment. The agreement also provides for annual guaranteed minimum payments to Paul Royalty, which were $1.75 million through 2007, increasing to $3.5 million in 2008 and 2009, $6.0 million for years 2010 through 2013 and $7.0 million for years 2014 through 2017. Paul Royalty's rights to receive a portion of LFRP receipts will continue

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-term Obligations (Continued)

for up to 12 years, depending upon the performance of the LFRP. Upon termination of the agreement, all rights to LFRP receipts will revert to Dyax.

        In the event of (i) a change of control of Dyax, (ii) a bankruptcy of Dyax, (iii) a transfer by Dyax of a majority of its assets that has a material effect on either the net present value of the projected LFRP receipts or Dyax's ability to pay the guarantees minimum payments, (iv) a transfer by Dyax of any part of the assets supporting the LFRP program other than in the ordinary course of business, or (v) any breach of certain material covenants and representations in the agreement, Paul Royalty has the right to require Dyax to repurchase from Paul Royalty its royalty interest at a price in cash which equals the greater of (a) two hundred percent of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the royalties previously paid, a specified rate of return of 25%.

        In the event of breaches of certain other representations or covenants or the occurrence of certain other events that have a material adverse effect on projected revenues under the LFRP, Paul Royalty has the right to require Dyax to repurchase from Paul Royalty its royalty interest at lower prices. If such an event occurs before the end of 2010, the price will be the greater of (a) 110% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid over to Paul Royalty, a 10% rate of return. If such an event occurs after 2010, the price will be the greater of (a) 150% of the cumulative payments made by Paul Royalty under the agreement less the cumulative payments previously received by Paul Royalty from the LFRP or (b) the amount which will provide Paul Royalty, when taken together with the receipts previously paid to Paul Royalty, a 15% rate of return. Alternatively with respect to events that have a material adverse effect, Dyax can avoid the requirement of repurchasing Paul Royalty's entire interest in the LFRP by making annual payments to Paul Royalty equal to the difference between the actual receipts and the projected LFRP receipts. Dyax's right to make these alternative payments expires if (a) in any two consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 50% of Paul Royalty's percentage of the projected LFRP receipts in each of those years, (b) in any three consecutive calendar years (excluding 2007), the total alternative payments equal or exceed 33% of Paul Royalty's percentage of the projected LFRP receipts in each of those years or (c) if there are certain other material failures in the LFRP.

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

        The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company's Consolidated Balance Sheet. Based upon estimated future payments expected under this agreement, the Company

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-term Obligations (Continued)

determined the interest expense by using the effective interest method. The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $76.7 million in total payments to Paul Royalty. During the twelve months ended December 31, 2007 and 2006, the Company made payments totaling $10.9 million and $1.5 million, respectively, related to this obligation to Paul Royalty. Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $8.2 million and $2.7 million in 2007 and 2006, respectively, of which $2.7 million was allocated to the principal amount in 2007 and no amount was allocated to the principal amount in 2006. The debt balance at December 31, 2007 and 2006 was $28.1 million and $30.7 million, respectively.

        The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method. At December 31, 2007 and 2006 the unamortized debt issuance costs were $225,000 and $249,000 and are included in other assets on the Company's consolidated balance sheets.

Obligations under capital lease arrangement:

        During 2001, Dyax S.A., the Company's research subsidiary located in Belgium, signed a capital lease for the purchase of qualified fixed assets. During the years ended December 31, 2007, 2006 and 2005, Dyax S.A. sold to and leased back from the lender a total of $52,000, $61,000, and $25,000, respectively, of laboratory and office equipment. No gain or loss was recorded as part of these transactions. Interest pursuant to this capital lease ranges between 4.38% and 11.18%. Principal and interest are payable quarterly over 60 months. Dyax S.A. was required to provide cash collateral totaling $18,000 and $66,000 at December 31, 2007 and 2006, which is included in restricted cash on the Company's consolidated balance sheets. As of December 31, 2007 and 2006, there was $158,000 and $343,000 (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company's consolidated balance sheets.

        During 2001, the Company signed a capital lease and debt agreement for the purchase of qualified fixed assets and leasehold improvements. Interest pursuant to this agreement ranges between 7.95% and 10.76%. Principal and interest are payable ratably over 24 months to 42 months. Capital lease obligations are collateralized by the assets under lease. During the years ended December 31, 2007, 2006, and 2005, the Company sold to and leased back from the lender $663,000, $1.1 million and $1.1 million, of leasehold improvements, laboratory, production and office equipment. During August 2003, the Company refinanced $1.3 million of the outstanding capital leases under the agreement. No gain or loss was recorded as part of these transactions. As of December 31, 2007 and 2006, there was $1.5 million and $1.9 million (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations on the Company's consolidated balance sheets.

        During 2005, Dyax S.A. signed a capital lease for the purchase of qualified fixed assets. During the year ended December 31, 2005, Dyax S.A. sold to and leased back from the lender a total of $31,000 of laboratory and office equipment. No gain or loss was recorded as part of this transaction. Interest pursuant to this capital lease is 7.17%. Principle and interest are payable quarterly over 36 months. As of December 31, 2007 and 2006 there was $7,000 and $17,000, respectively, (included in obligations under capital lease arrangements) outstanding under the loan, which is included in long-term obligations on the Company's consolidated balance sheets.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Long-term Obligations (Continued)

        During 2006, the Company signed a capital lease for the purchase of a fixed asset for a total of $340,000. Interest pursuant to this lease is 0%. As of December 31, 2007, there was $104,000 outstanding related to the capital lease, which is included in long-term obligations on the Company's consolidated balance sheets. During 2007 Dyax S.A signed a similar capital lease for the purchase of a fixed asset for a total of $381,000, and as of December 31, 2007, there was $264,000 outstanding related to the capital lease, which is included in long-term obligations on the Company's consolidated balance sheets.

Obligation under leasehold improvement arrangements:

        In June 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012. As of December 31, 2007, and 2006, there was $1.4 million and $1.6 million outstanding under the loan, which is included in long-term obligations on the Company's consolidated balance sheets.

        Minimum future payments under the Company's long-term obligations as of December 31, 2007 are as follows:

(In thousands)
2008	$7,355
2009	6,177
2010	12,977
2011	13,902
2012	13,504
Thereafter	14,448

Total future minimum payments	68,363
Less: amount representing interest	36,865

Present value of future minimum payments	31,498
Less: current portion	(1,482)

Long-term obligations	$30,016

7. Operating Leases

        In June of 2001, the Company signed a ten-year lease with the Massachusetts Institute of Technology (MIT) for office space in the building known as 300 Technology Square in Cambridge, Massachusetts. This building, which was sold by MIT to ARE-Tech Square, LLC in June of 2006, serves as corporate headquarters and main research facility. As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002. The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term. The Company currently leases approximately 91,000 square feet. The Compay subleases 24,000 square feet of the space we lease to two tenants under separate sublease agreements, each of which will expire on October 31, 2009. Our current lease with ARE-Tech Square, LLC will expire on February 29,

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Operating Leases (Continued)

2012, although we have the option to extend our lease for two additional five-year terms. The Company has provided the lessor with a Letter of Credit in the amount of $4.3 million, which may be reduced after the fifth year of the lease term. The cash collateral is included in restricted cash on the consolidated balance sheets. Dyax S.A. maintains 10,000 square feet of leased laboratory and office space in Liege, Belgium to support research efforts.

        Minimum future lease payments under the Company's non-cancelable operating leases as of December 31, 2007 are as follows:

(In thousands)
2008	$5,714
2009	5,490
2010	5,490
2011	5,490
2012	898
Thereafter	—
Total	$23,082

        Rent expense for the years ended December 31, 2007, 2006, and 2005 was approximately $5.3 million, $4.6 million and $3.8 million, respectively. Rent expense for December 31, 2007, 2006 and 2005 was net of sublease payments of $261,000, $614,000 and $806,000 respectively.

8. Litigation

        As of December 31, 2007, the Company was not engaged in any active court proceedings. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves.

9. Stockholders' Equity

        Preferred Stock:    As of December 31, 2007 and 2006, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 undesignated and 50,000 shares of previously undesignated preferred stock designated as Series A Junior Participating Preferred Stock.

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

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

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

Effect of Adoption of SFAS 123R, Share-Based Payment

        Prior to December 31, 2005, the Company's employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under this method, no compensation expense was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. The Company elected the disclosure-only alternative permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure and Amendment to FASB Statement No. 123".

        On December 28, 2005, the Company approved an amendment to accelerate the vesting of approximately 714,000 unvested, "out-of-the-money" stock options granted to current employees of the Company including executive officers. Only those stock options which had an exercise price greater than $6.00 per share were accelerated under this amendment. The closing price of Dyax's common stock on December 27, 2005, the day before the date the Company approved the acceleration of vesting of out-of-the-money options, was $4.92. The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in its consolidated statements of operations for future periods following the adoption of SFAS 123R, which Dyax adopted effective January 1, 2006. The unaudited, pre-tax charge, estimated by Dyax to be avoided as a result of the acceleration was approximately $7.2 million over the course of the original vesting periods, which on average covered approximately 2.5 years from the effective date of the acceleration. The unaudited amount of the pre-tax charge that was avoided is estimated to be $2.4 million in 2006, $2.4 million in 2007, $2.3 million in 2008 and $100,000 in 2009.

        As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company's current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge. The effect of adopting SFAS 123R on January 1, 2006 caused our net loss for the years ended December 31, 2007 and 2006 to be $2.9 million and $2.3 million, respectively, greater than had we continued to account for stock-based employee compensation under APB 25. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 would have been $1.01 and $1.13, respectively, had we not adopted SFAS 123R, compared to reported basic

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

and diluted net loss per share of $1.06 and $1.18, respectively. The adoption of SFAS 123R had no impact on cash flows from operations or financing. No tax benefits were assumed due to the valuation allowances established against the deferred tax assets. (See Footnote 11 "Income Taxes").

        The following table reflects compensation expense recorded during the year ended December 31, 2007 in accordance with SFAS 123R (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Stock options	$2,771	$2,168
Employee stock purchase plan	102	114

	$2,873	$2,282

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$1,638	$1,249

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$1,235	$1,033

Valuation Assumptions for Stock Options and Employee Stock Purchase Plans

        For the years ended December 31, 2007, 2006 and 2005, 1,950,505, 1,436,575, and 2,351,750 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected Option Term (in years)	6	6	6
Risk-free interest rate	4.46%	4.76%	4.04%
Expected dividend yield	0	0	0
Volatility factor	82.31%	88.48%	174.94%

        The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	4.36%	3.67%	3.37%
Expected dividend yield	0	0	0
Volatility factor	71.36%	90.20%	143.31%

        Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Fair Value Disclosures—Prior to SFAS 123R Adoption

        The following table provides supplemental information for the year ended December 31, 2005 as if stock-based compensation had been computed under SFAS 123 (in thousands, except per share data):

Year Ended December 31, 2005
Net loss as reported	$(30,944)
Non-cash stock-based employee compensation included in net loss as reported	24
Less: Total stock-based employee compensation expense determined using a fair value-based method for all awards	(8,563)

Pro forma net loss	$(39,483)

Basic and diluted net loss per share as reported	$(0.87)

Pro forma basic and diluted net loss per share	$(1.11)

        No tax benefits were provided in the above table due to the valuation allowances established against the deferred tax assets. (See Footnote 11 "Income Taxes").

Equity Incentive Plan

        The Company's 1995 Equity Incentive Plan (the "Plan"), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock to employees and consultants of the Company, may be granted by action of the Compensation Committee of the Board of Directors. Although in certain circumstances option awards may be granted below fair market value, options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48 month period, and expire within ten years from date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At December 31, 2007, a total of 1,520,856 shares were available for future grants under the Plan.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity for the year ended December 31, 2007:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	5,860,432	$5.86	7.07
Granted at fair market value	1,950,505	4.16
Exercised	(152,139)	2.14
Forfeited	(392,189)	3.90
Expired	(255,159)	6.41

Outstanding as of December 31, 2007	7,011,450	5.56	6.89	$2,462

Exercisable as of December 31, 2007	4,239,011	$6.62	5.63	$1,958

Vested and unvested expected to vest as of December 31, 2007	6,835,669	$5.60	0.54	$2,435

        The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's common stock closing price of $3.66 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 1,524,819.

        The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the years ended December 31, 2007, 2006 and 2005 was $3.00, $2.37, and $3.48 per share, respectively. The total intrinsic value of options exercised during years ended December 31, 2007, 2006 and 2005 was approximately $294,000, $137,000, and $325,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2007, 2006 and 2005 was approximately $326,000, $115,000, and $266,000, respectively.

        As of December 31, 2007 future compensation cost related to non-vested stock options is approximately $8.9 million and will be recognized over an estimated weighted average period of approximately 1.49 years.

        The following table summarizes non-vested stock option activity for the year ended December 31, 2007:

Non-vested Number of Options
Non-vested balance at December 31, 2006	2,100,717
Granted at fair market value	1,950,505
Vested	(886,584)
Forfeited	(392,189)

Non-vested balance at December 31, 2007	2,772,449

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Stockholders' Equity (Continued)

        The total fair value of shares vested during the year ended December 31, 2007 was $2.8 million.

        The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

        The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan"), as amended in May 2002, allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the year ended December 31, 2007 was approximately $102,000. There were 99,938 and 98,621 shares purchased under the employee stock purchase plan during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, a total of 263,892 shares were reserved and available for issuance under this plan.

10. Employee Savings and Retirement Plans

        The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's U.S. employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. In 2001, the Company began matching 50% of employee contributions up to 6% of eligible pay. Employees are 100% vested in company matching contributions immediately. For the years ended December 31, 2007, 2006 and 2005, the Company's contributions amounted to $385,000, $332,000 and $276,000, respectively.

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

        The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2007	2006	2005
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	4.83%	5.67%	5.67%
Research and development tax credits	4.52%	8.72%	15.04%
Other	0.09%	0.16%	0.18%
True ups and expiring NOLs and research credits	(6.84)%	(7.76)%	9.87%
Valuation allowance	(36.60)%	(40.79)%	(64.76)%

Effective income tax rate	—%	—%	—%

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets and liabilities at December 31, 2007 and 2006, respectively are as follows:

	2007	2006
	(in Thousands)
Deferred Tax Asset:
Allowance for doubtful accounts	$22	$32
Depreciation and amortization	2,091	1,794
Accrued expenses	101	148
Other	(165)	(190)
Stock based compensation	2,068	912
Deferred revenue	3,393	2,929
Research credit carryforwards	29,753	25,618
Net operating loss carryforwards	83,800	69,215
Total gross deferred tax asset	121,063	100,458
Valuation allowance	(121,063)	(100,458)
Net deferred tax asset	$—	$—

        As of December 31, 2007, the Company had federal and state net operating loss (NOL) of $212.7 million and $140.3 million, respectively, and federal and state research and experimentation credit carryforwards of approximately $26.8 million and $4.4 million, respectively, which will expire at various dates starting in 2008 through 2027. The Company had approximately $4.0 million in federal net operating losses generated in 1992 and approximately $21.1 million of Massachusetts net operating losses generated in 2002 that expired in 2007. As required by SFAS No. 109, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $121.1 million has been established at December 31, 2007.

        The Company has recorded a deferred tax asset of approximately $2.1 million at December 31, 2007 and 2006, reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from this $21.1 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

        The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Tax ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for the unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2007, the Company had no unrecognized tax benefits.

        The Company recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had no accrued interest or penalties related to uncertain tax position.

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

foreign provisions. These ownership changes may limit the amount of NOL and tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, and ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more that 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with the study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since the Company formation, utilization of our NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

        In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of its deferred tax asset. The uncertainties in these components arise from judgements in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexitiy and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

        A full valuation allowance has been provided against the Company's NOL carryforwards and research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

        The tax years 1993 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States ("U.S."), as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service ("IRS") or state tax authorities if they have or will be used in a future period. The Company is currently not under any examination by the IRS or any other jurisdictions for any tax years.

12. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions

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

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

        On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC's assets to Dyax, including the $17.0 million cash payment. As a result Dyax now owns all of the rights to DX-88 worldwide including the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Genzyme also agreed to provide Dyax with transition services for a period following the termination of the agreement. Dyax's acquisition of Genzyme's 49.99% portion of the LLC was accounted for as a purchase of assets in exchange for 4.4 million shares of the Company's common stock. Genzyme also agreed to provide us with transition services for a period following the termination of our agreements. In 2007 the transitional service fees totaled $1.1 million. No future transitional service fees are expected to be incurred.

        Before termination of the collaboration, research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by Dyax-Genzyme LLC. The Company and Genzyme were each required to fund 50% of the monthly expenses of Dyax-Genzyme LLC. The Company accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses because it included funding that the Company provided to Dyax- Genzyme LLC. Dyax's 50.01% share of Dyax-Genzyme LLC loss was recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. At December 31 2006, the Company's investment in the joint venture was $258,000. Subsequent to the termination of the LLC and acquisition of 100% of its assets by Dyax, the LLC investment and related accounts have been consolidated in the Company's financial statements.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

        Summary financial information for Dyax-Genzyme LLC is as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)
Research and development	$7,461	$19,328
Selling and marketing	162	1,110
General and administrative	38	266
Interest income	—	(4)

Net loss	$7,661	$20,700

Current assets		$1,967
Non-current assets		514
Current liabilities		(1,965)
Non-current liabilities		—

Net assets		$516

Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)		$1,428

Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)		$966

        Prior to August 29, 2007, Genzyme held a senior secured promissory note issued by Dyax in May 2002. The promissory note, in the principal amount of $7.0 million, accrued interest at the prime rate plus 2%. Dyax's obligations under this note were secured by a collateralized $7.2 million letter of credit, which was classified as restricted cash on the Company's consolidated balance sheet. On August 29, 2007, Dyax paid all the principal and accrued interest due under this note. The $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash to cash and cash equivalents on the Company's balance sheet as of December 31, 2007.

        The Company's Chairman, President and Chief Executive Officer was an outside director of Genzyme Corporation until May 2007 and was a consultant to Genzyme until 2001. Two of the Company's other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to Genzyme's Chief Executive Officer.

        At December 31, 2007 and 2006, Genzyme owned approximately 8.2% and 1.3%, respectively, of the Company's common stock outstanding.

        During 1996, the Company signed two patent license agreements with Genzyme consistent with the Company's standard license terms. During 2006, Genzyme terminated one of its patent license agreements with Dyax in connection with the maintenance fee on the terminated agreement. The Company recorded no revenue for the year ended December 31, 2007, $4,000 for the year ended December 31, 2006 and $25,000 for the year ended December 31, 2005. The Company recorded license revenue of $25,000, for each year ended December 31, 2007, 2006 and 2005, in connection with the maintenance fee on the ongoing agreement. As of December 31, 2007 and 2006, there were $0 and

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

$25,000, respectively, of outstanding accounts receivable due from Genzyme related to the patent license agreement.

        During 2004, the Company signed a library license agreement with Genzyme consistent with its standard license terms. The Company received $1.3 million from Genzyme and recorded license revenue of $225,000 for each of the years ended December 31, 2007, 2006 and 2005 in connection with the technology access fees on this agreement. As of December 31, 2007 and 2006, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

13. Business Segments

        The Company discloses business segments under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations. As of December 31, 2007 and 2006, the Company had approximately $738,000 and $663,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the years ended December 31, 2007 and 2006, the Company did not have any revenues outside the United States.

14. Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at December 31, 2004	(87)	513	426
Change for 2005	45	(50)	(5)
Balance at December 31, 2005	(42)	463	421
Change for 2006	50	(66)	(16)
Balance at December 31, 2006	8	397	405
Change for 2007	99	24	123
Balance at December 31, 2007	$107	$421	$528

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. License Agreements

        On December 31, 1997, the Company and Cambridge Antibody Technology Limited (CAT) entered into agreements under which each party was granted a license to certain intellectual property owned or controlled by the other party in the field of phage display. This cross-licensing arrangement was further amended and expanded by two separate amendment agreements executed by and between the Company and CAT on January 3, 2003 and September 18, 2003, respectively, and then fully amended and restated on June 21, 2006. Under the terms of the amended and restated agreement, CAT has granted the Company worldwide licenses for research and certain other purposes under all of CAT's antibody phage display patents (the CAT patents). The Company has also received options for licenses to develop therapeutic and diagnostic antibody products under the CAT patents. CAT will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers, which will be recorded as research and development expenses when incurred. CAT also has rights to share the Company's revenues from certain other applications of antibody phage display technology. Additionally, CAT is not required to pay the Company royalties related to the Company's Ladner patents on antibody products developed by CAT. CAT, now a wholly owned subsidiary of AstraZeneca plc, changed its name to MedImmune Limited in October, 2007.

        See also Footnote 12 "Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions".

16. Subsequent Event

        On February 12, 2008 the Company granted to sanofi-aventis an exclusive worldwide license for the development and commercialization of the fully human monoclonal antibody DX-2240, as well as a nonexclusive license to Dyax's proprietary antibody phage display technology. Under the terms of the two agreements, Dyax is eligible to receive up to $500 million in license fees and milestone payments in the case of full commercial success of the first five antibody candidates, including DX-2240. Dyax will receive $25 million in 2008. In addition, Dyax is eligible to receive royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis. As exclusive licensee, sanofi-aventis will be responsible for the ongoing development, commercialization and consolidation of sales of DX-2240. For certain other future antibody product candidates discovered by sanofi-aventis, Dyax will retain co-development and profit sharing rights, while sanofi-aventis will maintain the leadership in development and commercialization, and book sales worldwide.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Unaudited Quarterly Operating Results

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

Year ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$2,630	$2,647	$2,648	$18,171
Loss from operations	$(18,603)	$(16,364)	$(13,950)	$(1,568)
Net loss	$(20,017)	$(17,911)	$(15,312)	$(3,069)
Shares used in computing basic and diluted net loss per share	45,523,025	48,247,303	57,887,861	60,417,201
Basic and diluted net loss per share:
Net loss	$(0.44)	$(0.37)	$(0.26)	$(0.05)

Year ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$2,674	$3,424	$3,514	$3,164
Loss from operations	$(10,310)	$(9,170)	$(11,298)	$(18,993)
Net loss	$(9,997)	$(8,658)	$(11,482)	$(20,186)
Shares used in computing basic and diluted net loss per share	39,106,230	43,578,939	43,682,781	43,698,807
Basic and diluted net loss per share:
Net loss	$(0.26)	$(0.20)	$(0.26)	$(0.46)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

        In connection with the preparation of this Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007. These conclusions were communicated to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm,PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears below.

        Change in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company's Definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement").

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

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2008 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2008 Proxy Statement.

        The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	7,011,450		$5.56	1,784,748
Equity compensation plans not approved by security holders:	—		—	—
Totals:	7,011,450	(2)	$5.56	1,784,748	(3)

(1)
Consists of the Amended and Restated 1995 Equity Incentive Plan and the 1998 Employee Stock Purchase Plan.

(2)
Does not include purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is June 30, 2008.

(3)
Includes 263,892 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 50,000 are issuable in connection with the current offering period which ends on June 30, 2008. The remaining shares consist of 1,520,856 under the 1995 Amended and Restated Equity Incentive Plan. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" in the 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Board and Committee Matters" and "Information Concerning Our Independent Registered Public Accounting Firm" in the 2008 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.    FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.     FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 2007, 2006 and 2005
(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
2007	$80	$25	$50	$55
2006	$105	$—	$25	$80
2005	$75	$30	$—	$105

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2007	$100,458	$23,709	$3,104	$121,063
2006	$79,894	$25,653	$5,089	$100,458
2005	$59,820	$20,783	$709	$79,894

3.     EXHIBITS

        The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)   EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2004 and incorporated herein by reference.
3.2(a)
Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference.
3.2(b)
Amendment to Article IV of the Bylaws of Dyax Corp. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on December 7, 2007 and incorporated herein by reference.
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
4.3
Securities Sale Agreement by and between Genzyme Corporation and the Company dated February 20, 2007. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File No. 333-142325) filed on April 24, 2007 and incorporated herein by reference.
10.1(a)	Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on May 22, 2007 and incorporated herein by reference.
10.1(b)
Form of the Company's Incentive Stock Option Certificate under the Company's Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.
10.1(c)
Form of the Company's Nonstatutory Stock Option Certificate under the Company's Amended and Restated 1995 Equity Incentive Plan for its U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.
10.1(d)
Form of the Company's Nonstatutory Stock Option Certificate under the Company's Amended and Restated 1995 Equity Incentive Plan for its non-employee directors. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on May 22, 2007 and incorporated herein by reference.
10.3*
Form of Change of Control Agreement between the Company and Clive R. Wood, Ph.D. and Ivana Magovcevic-Liebisch, Ph.D., J.D. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.
10.4*
Employment Letter Agreement, dated as of September 1, 1999, between Stephen S. Galliker and the Company. Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.
10.5*
Employment Letter Agreement dated as of June 27, 2003 between the Company and Clive R. Wood, Ph.D. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2004 and incorporated herein by reference.
10.6*
Employment Letter Agreement between the Company and Thomas R. Beck, M.D., effective as of June 1, 2005. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on June 6, 2005 and incorporated herein by reference.
10.7*
Employment Letter Agreement between the Company and Gustav Christensen dated as of April 26, 2007. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on May 2, 2007 and incorporated herein by reference.
10.8*
Form of Indemnification Agreement by and between certain directors and executive officers of the Company and the Company. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.
10.9*
Severance Letter Agreement between Dyax Corp. and Ivana Magovcevic-Liebisch, Ph.D. J.D. dated as of November 16, 2006. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on November 17, 2006 and incorporated herein by reference.
10.10*
Separation, Release and Consulting Services Agreement by and between Thomas R. Beck, M.D. and the Company dated May 3, 2007. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended March 31, 2007 and incorporated herein by reference.
10.11
Amended and Restated Registration Rights Agreement, dated as of February 12, 2001, between holders of the Company's capital stock named therein and the Company. Filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2000 and incorporated herein by reference.
10.12
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
10.14†
License Agreement, dated as of January 24, 2001, between Debiopharm S.A. and the Company. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2000 and incorporated herein by reference.
10.15(a)†
Collaboration and License Agreement, dated as of October 31, 2000, between Bracco Holding, B.V. and Bracco International, B.V. and the Company. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2000 and incorporated herein by reference.
10.15(b)†
First Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of December 31, 2003. Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.
10.15(c)
Second Amendment to the Collaboration and License Agreement, by and between Bracco Imaging S.p.A. and the Company, effective as of January 3, 2005. Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2005 and incorporated herein by reference.
10.16(a)
Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company dated as of May 31, 2002. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.
10.16(b)
Amendment No. 1 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, dated as of September 30, 2003. Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.
10.16(c)
Amendment No. 2 to Amended and Restated Collaboration Agreement between Genzyme Corporation and the Company, executed by Dyax on September 29, 2005. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2005 and incorporated herein by reference.
10.17(a)
Senior Secured Promissory Note between Genzyme Corporation and the Company dated as of May 31, 2002. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.
10.17(b)	Amended and Restated Senior Secured Promissory Note between Genzyme Corporation and the Company dated as of August 23, 2006. Filed herewith.
10.18(a)
Security Agreement between Genzyme Corporation and the Company dated as of May 31, 2002. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2002 and incorporated herein by reference.

10.18(b)
First Amendment to Security Agreement between Genzyme Corporation and the Company dated as of October 15, 2003. Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.
10.18(c)	Agreement Regarding Senior Secured Promissory Note dated as of August 23, 2006. Filed herewith.
10.19†
Agreement Regarding Validation Campaign by and between Dyax Corp., Genzyme Corporation and Dyax-Genzyme LLC, effective as of July 1, 2006 (executed on August 23, 2006). Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on August 25, 2006 and incorporated herein by reference.
10.20(a)†
License Agreement between XOMA Ireland Limited and the Company dated as of October 16, 2002. Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2002 and incorporated herein by reference.
10.20(b)†	Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006. Filed herewith.
10.21(a)†
Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of January 6, 2003. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2003 and incorporated herein by reference.
10.21(b)†
Second Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of September 18, 2003. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on December 29, 2003 and incorporated herein by reference.
10.21(c)†
Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of July 30, 2007. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2007 and incorporated herein by reference.
10.22†
Royalty Interest Assignment Agreement by and among the Company and Paul Royalty Fund Holdings II dated as of August 23, 2006. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on August 29, 2006 and incorporated herein by reference.
10.23†
Termination Agreement by and between the Company and Genzyme Corporation dated February 20, 2007. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended March 31, 2007 and incorporated herein by reference.
10.24(a)	Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2005 and incorporated herein by reference.
10.24(b)	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company's Form 8-K (File No. 000-24537) filed on May 23, 2006.
10.25*
Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 27, 2006 and incorporated herein by reference.

14.1
Code of Business Conduct and Ethics of the Company. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2005 and incorporated herein by reference.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this twenty-ninth day of February, 2008.

DYAX CORP.
By:	/s/ HENRY E. BLAIR Henry E. Blair Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ HENRY E. BLAIR Henry E. Blair	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 29, 2008
/s/ STEPHEN S. GALLIKER Stephen S. Galliker	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principle Accounting Officer)	February 29, 2008
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	February 29, 2008
/s/ SUSAN B. BAYH Susan B. Bayh	Director	February 29, 2008
/s/ JAMES W. FORDYCE James W. Fordyce	Director	February 29, 2008
/s/ THOMAS L. KEMPNER Thomas L. Kempner	Director	February 29, 2008
/s/ HENRY R. LEWIS Henry R. Lewis	Director	February 29, 2008
/s/ DAVID J. MCLACHLAN David J. McLachlan	Director	February 29, 2008
/s/ MARY ANN GRAY Mary Ann Gray	Director	February 29, 2008