Form 10-Q
period 2008-03-31
DYAX CORP
filed 2008-05-05
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

YES      ☒                      NO      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      ☐                       NO      ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 29, 2008: 60,570,286

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,686	$29,356
Short-term investments	28,155	34,055
Accounts receivable, net of allowances for doubtful accounts of $189 at March 31, 2008 and $55 at December 31, 2007	1,535	4,118
Prepaid research and development	1,269	1,271
Other current assets	1,709	1,292
Total current assets	60,354	70,092
Fixed assets, net	8,168	7,884
Intangibles, net	805	931
Restricted cash	2,907	4,483
Long-term investments	6,214	—
Other assets	219	225
Total assets	$78,667	$83,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,429	$10,537
Current portion of deferred revenue	20,079	3,832
Current portion of long-term obligations	1,347	1,482
Other current liabilities	1,252	1,126
Total current liabilities	32,107	16,977
Deferred revenue	7,525	5,675
Long-term obligations	28,342	30,016
Deferred rent	1,156	1,257
Other long-term liabilities	193	194
Total liabilities	69,323	54,119
Commitments and Contingencies (Note 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at March 31, 2008 and December 31, 2007; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at March 31, 2008 and December 31, 2007; 60,522,258 and 60,427,178 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	605	604
Additional paid-in capital	318,512	317,296
Accumulated deficit	(310,267)	(288,932)
Accumulated other comprehensive income	494	528
Total stockholders’ equity	9,344	29,496
Total liabilities and stockholders’ equity	$78,667	$83,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except share and per share data)
Product development and license fee revenues	$2,643	$2,630

Research and development:
Research and development expenses	17,147	20,314
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(7,000)
Net research and development expenses	17,147	13,314

Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
General and administrative expenses	5,520	4,088
Total operating expenses	22,667	21,233
Loss from operations	(20,024)	(18,603)

Other income (expense):
Interest income	554	835
Interest expense	(1,865)	(2,249)
Total other expense, net	(1,311)	(1,414)
Net loss	(21,335)	(20,017)

Other comprehensive loss:
Foreign currency translation adjustments	(92)	(15)
Unrealized gain (loss) on investments	58	(8)
Comprehensive loss	$(21,369)	$(20,040)

Basic and diluted net loss per share	$(0.35)	$(0.44)
Shares used in computing basic and diluted net loss per share	60,504,620	45,523,025

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,335)	$(20,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased premium/discount	(62)	(326)
Depreciation and amortization of fixed assets	743	906
Amortization of intangibles	132	131
Amortization of deferred rent	(101)	(73)
Interest expense on Paul Royalty agreement	1,761	1,949
Compensation expense associated with stock-based compensation plans	950	605
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
Provision for doubtful accounts	134	—
Other	—	285
Changes in operating assets and liabilities:
Accounts receivable	2,449	1,145
Due from joint venture (Dyax-Genzyme LLC)	—	1,428
Prepaid research and development, and other assets	(399)	(910)
Accounts payable and accrued expenses	(1,173)	1,371
Due to joint venture (Dyax-Genzyme LLC)	—	(967)
Deferred revenue	18,097	(396)
Other long-term liabilities	126	12
Net cash provided by (used in) operating activities	1,322	(11,026)

Cash flows from investing activities:
Purchase of fixed assets	(947)	(487)
Purchase of investments	(15,194)	(6,902)
Proceeds from maturity of investments	14,999	28,500
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000
Restricted cash	1,577	(23)
Investment in joint venture (Dyax-Genzyme LLC)	—	(3,837)
Net cash provided by investing activities	435	34,251

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	267	232
Repayment of long-term obligations	(3,631)	(1,731)
Net cash used in financing activities	(3,364)	(1,499)

Effect of foreign currency translation on cash balances	(63)	(10)
Net increase (decrease) in cash and cash equivalents	(1,670)	21,716
Cash and cash equivalents at beginning of the period	29,356	11,295
Cash and cash equivalents at end of the period	$27,686	$33,011
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$33	$385
Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$—	$17,442

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                           NATURE OF BUSINESS AND BASIS OF PRESENTATION

Dyax Corp. (Dyax or the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications.  Dyax uses its proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This phage display technology fuels Dyax’s internal pipeline of promising drug candidates and attracts numerous licensees and collaborators, with the potential to generate important revenues in the future.

Dyax’s lead product candidate, DX-88 (ecallantide), is a recombinant small protein currently in late stage clinical trials for its therapeutic potential in two separate indications. Dyax has completed three Phase 2 trials and one Phase 3 trial of DX-88 for the treatment of hereditary angioedema (HAE).  A second Phase 3 trial, known as EDEMA4, is currently being conducted under a Special Protocol Assessment (SPA). DX-88 has orphan drug designation in the United States and European Union, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE.

Additionally, DX-88 is in clinical development for the prevention of blood loss during cardiothoracic surgery (CTS).  Dyax completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures.  A Phase 2 trial, known as Kalahari 1, is currently ongoing for further development of DX-88 in on-pump CTS, including CABG and heart valve replacement or repair procedures.  On April 23, 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (“Cubist”), for the development and commercialization of the intravenous formulation of DX-88 for the prevention of blood loss during surgery in North America and Europe.  Under this Agreement, Cubist has assumed responsibility for the completion of the ongoing Phase 2 trial as well as all further development costs associated with DX-88 in the licensed indications in the Cubist territory.

Other than the rights licensed to Cubist, Dyax retains all rights to DX-88, including its HAE program, as well as for the manufacturing of DX-88. Dyax also plans to develop DX-88 in other angioedemas.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan as amended to date (the “Plan”) is an equity plan that is intended to attract and retain employees, provide an incentive for them to assist the Company to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.  The Plan provides that equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors.  The Plan provides that options may only be granted at the current fair market value on the date of grant. The Compensation Committee generally grants options that vest ratably over a 48 month period, and expire within ten years from date of grant unless terminated earlier by death, retirement or other termination.  At March 31, 2008, a total of 2,214,853 shares were reserved and available for the issuance under the Plan.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan as amended to date (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were 49,971 shares purchased under the employee stock purchase plan during each of the three months ended March 31, 2008 and 2007.  At March 31, 2008, a total of 213,921 shares were reserved and available for issuance under this plan.

Compensation Expense

The following table reflects stock compensation expense recorded during the three months ended March 31, 2008 and 2007 in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payments” (SFAS 123R):

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Compensation expense related to:
Equity incentive plan	$926	$578
Employee stock purchase plan	24	27
	$950	$605

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$546	$334

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$404	$271

3. INVESTMENTS

The Company considers its investment portfolio of short-term and long-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

As of March 31, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $28.0 million, and an estimated fair value of $28.2 million, and had an unrealized gain of $144,000.  All short-term investments mature in one year or less.  As of March 31, 2008, the Company’s long-term investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $6.2 million, and had an unrealized gain of $21,000.  As of December 31, 2007, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $33.9 million and an estimated fair value of $34.1 million, and had an unrealized gain of $107,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2007, the Company had no long-term investments.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Accounts payable	$1,849	$3,288
Accrued employee compensation and related taxes	3,000	3,892
Accrued external research and development and contract manufacturing	1,467	1,815
Accrued legal expenses	570	348
Other accrued liabilities	2,543	1,194
	$9,429	$10,537

5. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, “Fair Value Measurement” (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results of the Company in the first quarter of 2008.  The Company will continue to evaluate the impact, if any, that the implementation of this standard will have on its financial statements as it relates to its non-financial assets and liabilities.

The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$24.1	$24.1	$—	$—
Marketable debt securities	34.4	34.4	—	—
Total	$58.5	$58.5	$—	$—

As of March 31, 2008, the Company’s short-term and long-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with SFAS 157.  The fair values of our cash equivalents and marketable debt securities are determined through market, observable and corroborated sources.  The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

6. NET LOSS PER SHARE

Net loss per share is computed under SFAS No. 128, “Earnings Per Share.”  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 8,620,205 and 5,917,121 were outstanding at March 31, 2008 and 2007, respectively.

7. INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

Prior to February 20, 2007, the Company had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax–Genzyme LLC, through which they jointly owned the rights to DX-88 for the treatment of HAE. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each was entitled to receive approximately 50% of any profits realized during the term of the collaboration. In addition, the Company was entitled to receive potential milestone payments from Genzyme in connection with the development of DX-88.

On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration.  Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC’s assets to Dyax, including the $17.0 million cash payment.  In exchange, Dyax issued 4.4 million shares of its common stock to Genzyme.  As a result of the termination, the rights to DX-88, previously held by the joint venture, were returned to Dyax. Dyax’s acquisition of Genzyme’s 49.99% portion of the LLC was accounted for as a purchase of assets in exchange for 4.4 million shares of the Company’s common stock.  Genzyme also provided transition services to Dyax for a period following the termination of our agreements.  For the three months ended March 31, 2007 the transitional serve fee totaled $543,000.  The LLC has been dissolved and no transitional service fees are expected to be incurred in 2008 or in the future.

Before termination of the collaboration, HAE research and development expenses incurred by each party were billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme were each then required to fund 50% of the monthly expenses of Dyax–Genzyme LLC. The Company accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses because it included funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax–Genzyme LLC loss was recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss.  At March 31, 2008 and December 31, 2007, the Company’s LLC investment and related accounts have been consolidated in the Company’s financial statements.

Prior to August 29, 2007, Genzyme held a senior secured promissory note in the principal amount of $7.0 million issued by Dyax in May 2002.  Dyax’s obligations under this note were secured by a collateralized $7.2 million letter of credit, the cash collateral for which was classified as restricted cash on the Company’s consolidated balance sheet.  On August 29, 2007, Dyax paid all the principal under this note plus accrued interest at the prime rate plus 2%.  The $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash included in cash and cash equivalents on the Company’s balance sheets as of March 31, 2008 and December 31, 2007.

The Company’s Chairman, President and Chief Executive Officer was an outside director of Genzyme Corporation until May 2007 and was a consultant to Genzyme until 2001. Two of the Company’s other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to Genzyme’s Chief Executive Officer.

At both March 31, 2008 and December 31, 2007, Genzyme owned approximately 8.2% of the Company’s common stock outstanding.

8. BUSINESS SEGMENTS

The Company discloses business segments under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer and that have discrete financial information available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of March 31, 2008 and December 31, 2007, the Company had approximately $695,000 and $738,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three months ended March 31, 2008 and 2007, the Company did not have any external revenue outside the United States.

9. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits.  At the January 1, 2007 adoption date of FIN 48, and also at December 31, 2007 and March 31, 2008, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007 and March 31, 2008, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 1989 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

At December 31, 2007, the Company had federal and state net operating loss (“NOL”) carryforwards of $212.7 million and $140.3 million expiring at various dates through 2027, and federal and state research and experimentation credit carryforwards (“tax credits”) of $26.8 million and $4.4 million expiring at various dates through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company will need to perform a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation.  Due to the significant complexity and cost associated with such a study and the potential for additional changes in control in the future, the Company has not currently completed any such study. If we have experienced a change of control at any time since Company formation, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

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

10. LONG-TERM OBLIGATIONS

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

Under the terms of the agreement, Paul Royalty was assigned a portion of the annual net LFRP receipts.  The portion assigned to Paul Royalty is tiered as follows:  70% of the first $15 million in annual receipts, 20% of the next $5 million, and 1% of any receipts above $20 million.  These percentages will increase on a pro rata basis if we are eligible to and elect to exercise our option for the additional $5 million payment.  The agreement also provides for annual guaranteed minimum payments to Paul Royalty, which start at $1.75 million through 2007 and increase to $3.5 million in 2008 and 2009, $6 million for years 2010 through 2013 and $7 million for years 2014 through 2017.  Paul Royalty’s rights to receive a portion of LFRP receipts will continue for up to 12 years, depending upon the performance of the LFRP.  Upon termination of the agreement, all rights to LFRP receipts will revert to the Company.

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $82.1 million in total payments to Paul Royalty.  During the three months ended March 31, 2008 and 2007, the Company made payments totaling $3.2 million and $1.2 million, respectively, related to this obligation to Paul Royalty.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $1.8 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, of which $1.4 million was allocated to the principle amount in 2008 and no amount was allocated to the principal amount in 2007.  The debt balance was $26.6 million at March 31, 2008 and $28.1 million at December 31, 2007 and is included in long-term obligations on the Company’s consolidated balance sheet.

The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method.  At March 31, 2008 and December 31, 2007, the unamortized debt issuance costs were $219,000 and $225,000, respectively, and are included in other assets on the Company’s consolidated balance sheet.

11. SUBSEQUENT EVENTS

On April 23, 2008 Dyax Corp. and Cubist Pharmaceuticals, Inc. entered into an exclusive license and collaboration agreement for the development and commercialization of the intravenous formulation of DX-88 for the prevention of blood loss during surgery in North America and Europe.  Dyax retains exclusive rights to DX-88 in all other indications, including its hereditary angioedema program, as well as for the manufacturing of DX-88.

Under the terms of the agreement, Dyax received a $15.0 million upfront payment and will receive an additional $2.5 million milestone payment in 2008, and will be eligible to receive up to an additional $214 million in clinical, regulatory and sales-based milestone payments. Dyax is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement provides an option for Dyax to retain certain US co-promotion rights. Going forward, Cubist will be responsible for costs associated with the ongoing DX-88 on-pump cardiothoracic surgery (CTS) Phase 2 trial, known as Kalahari 1, as well as all further development costs associated with DX-88 in the licensed indications in the Cubist territory.

Dyax retains exclusive rights to DX-88 in all other indications, including its hereditary angioedema program, currently in its second Phase 3 trial, as well as for the manufacturing of DX-88. Dyax also plans to develop DX-88 in other angioedemas.

On April 28, 2008, Dyax announced that the Board of Directors of its Belgian subsidiary, Dyax SA, has initiated discussions with its 24 employees as it considers a possible closure of the Liege-based research facility. The closure option would allow for reduction in operating expenses and corresponds with Dyax’s strategic plan to direct its resources toward the commercialization of DX-88 in hereditary angioedema.  Additionally, the closure option would help optimize Dyax’s research and development capabilities by consolidating its discovery and preclinical programs at its headquarters in Cambridge, MA.  If completed, Dyax expects the closure would result in a charge upon the finalization of discussions with Liege employees and additional incremental charges will be recorded as they are incurred in the remaining quarters of 2008.  In accordance with Belgian law, however, no final decision has been reached and none is expected until some time in June 2008.

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

Our lead product candidate, DX-88 (ecallantide), is in late stage clinical trial development in two separate indications. The more advanced indication involves treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. We have completed three Phase 2 trials and one Phase 3 trial of DX-88 in this indication. A second Phase 3 trial, known as EDEMA4, is currently being conducted under a Special Protocol Assessment (SPA). DX-88 has orphan drug designation in the United States and European Union, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE.

Additionally, DX-88 is in clinical development for the prevention of blood loss during cardiothoracic surgery (CTS).  We completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures.  A Phase 2 trial, known as Kalahari 1, is currently ongoing for further development of DX-88 in on-pump CTS, including CABG and heart valve replacement or repair procedures.  On April 23, 2008, we entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (“Cubist”), for the development and commercialization of the intravenous formulation of DX-88 for the prevention of blood loss during surgery in North America and Europe.  Under this Agreement, Cubist has assumed responsibility for the completion of the ongoing Phase 2 trial as well as all further development costs associated with DX-88 in the licensed indications in the Cubist territory.

Other than the rights licensed to Cubist, we retain all rights to DX-88, including its HAE program, as well as for the manufacturing of DX-88. We also plan to develop DX-88 in other angioedemas.

In addition to DX-88, our phage display technology and expertise has allowed us to develop a substantial pipeline of drug candidates. Our goal is to maintain over ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the furthest developed are DX-2240 and DX-2400, two fully human monoclonal antibodies with unique mechanisms of action in attacking cancerous tumors. In February 2008, we entered into an exclusive license agreement with sanofi-aventis under which sanofi-aventis will be responsible for the continued development of DX-2240.

All of the compounds in our pipeline were discovered using our proprietary phage display technology, which allows us to rapidly identify product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through this program, which we refer to as our Licensing and Funded Research Program, or LFRP, we have agreements with more than 70 licensees and collaborators, which have resulted in 12 product candidates that licensed third parties have advanced into clinical trials and one product with market approval from the U.S. Food and Drug Administration (FDA). We have assigned a portion of the current and future revenues generated through the LFRP to Paul Royalty Holdings II, LP in connection with a financing in 2006.

We incurred losses in the three months ended March 31, 2008 and expect to continue to incur significant operating losses over at least the next several years.  We do not expect to generate profits until the therapeutic product candidates from our development portfolio reach the market, which can only occur after they are subjected to the uncertainties of the regulatory approval process.

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

•                  In April 2007 we treated the first patient in a second Phase 3 study, known as EDEMA4. The EDEMA4 trial is a 96-patient, multi-center study being conducted at approximately 40 sites in the United States. The trial is being conducted as a double-blind, placebo-controlled study in which HAE patients will receive a single 30 mg SC dose of DX-88 or placebo. This trial, which is being conducted under an S.P.A., is intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and further assess the efficacy and safety of DX-88.

•                  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to
DX-88.

In light of the data generated by the trials we have completed to date and assuming the successful completion of the EDEMA4 trial, we now estimate regulatory approval of DX-88 for HAE in the United States at the end of 2008 based on an expedited six month review, followed by approval in the European Union.

Given our familiarity with the HAE market and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional partnerships for distribution in other major markets.  However, because regulatory approvals for new pharmaceutical products can be and often are significantly delayed or refused for numerous reasons, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, DX-88 may not be approved on the timeline we expect, or at all.

Through February 20, 2007, all development activities related to DX-88 for HAE were conducted in collaboration with Genzyme Corporation and managed through Dyax–Genzyme LLC, a jointly owned limited liability company. On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration.  See Footnote 7 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions” for additional information regarding this agreement.  Dyax–Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program in the first quarter of 2007 until the termination of the collaboration.  This reimbursement was recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss.  In the three months ended March 31, 2007 (the “2007 Quarter”), Dyax–Genzyme LLC reimbursed us $7.0 million for our expenses relating to the program.  Our portion of the LLC losses were separately classified as equity loss in joint venture on our consolidated statements of operations and comprehensive loss and were proportional to our 50.01% financial interest in the program.  Our portion of the losses was $3.8 million for the 2007 Quarter.

Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including fixed assets, the rights to DX-88 worldwide, and a $17.0 million cash payment made by Genzyme to the LLC in connection with the termination, which is being used to fund the development of DX-88 for HAE.  We estimate the total remaining costs to approval of DX-88 for HAE in the United States to be in the range of $35 million to $45 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$7,126	$9,647
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per the consolidated statements of operations and comprehensive loss	—	(7,000)
Net research and development expenses for DX-88 for HAE	7,126	2,647
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	3,831
Net loss on DX-88 for HAE program	$7,126	$6,478

During the three months ended March 31, 2008 (the “2008 Quarter”), the research and development expenses on the HAE program totaled $7.1 million compared with $9.6 million in the 2007 Quarter. The decrease in spending from 2007 to 2008 is attributable to decreased costs related to the manufacture of DX-88 material and associated licensure studies as well as the completion of preclinical studies.  These decreases were offset by increases in clinical costs for our on-going Phase 3 studies as well as an increase in personnel expenses required to support the advancement of the HAE program.

DX-88 for on-pump CTS.     DX-88 is also being developed as an alternate treatment for the prevention of blood loss in patients undergoing on-pump cardiothoracic surgery (on-pump CTS), specifically CABG and heart valve replacement or repair procedures.

In May 2007, we initiated a Phase 2, 160-patient, randomized, placebo-controlled study that will be conducted at 13 or more major U.S. cardiac surgery centers.  During the 2008 Quarter, research and development expenses on this program totaled $1.2 million, compared to $970,000 for the 2007 Quarter.  The increase in spending from 2007 to 2008 is attributable to clinical trial costs related to our Phase 2 study.

As a result of the agreement between Dyax and Cubist, entered into on April 23, 2008, further development of DX-88 in on-pump CTS will be conducted by Cubist and Dyax will have no further financial obligation with respect to the development and commercialization of DX-88 in the licensed indications in the Cubist territory.

Goals for Clinical Development Programs.  Our goal for both of our ongoing clinical development programs for DX-88 is to obtain marketing approval from the FDA and analogous international regulatory agencies. Material cash inflows from either of these programs, other than upfront and milestone payments from any collaboration we may enter into, will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

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

Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with other antiangiogenic therapies, such as Genentech’s Avastin® and Bayer’s Nexavar®, and other chemotherapeutic agents. In February 2008, we entered into a license agreement with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product. As a result of this agreement, we received approximately $15 million of cash in the 2008 Quarter.  Of this $15 million, approximately $5 million is for the upfront product license fee and approximately $10 million is a transfer fee for DX-2240 inventory and know-how.  An additional $8.5 million is anticipated upon the delivery of additional specified deliverables.  Under the terms of this agreement we are eligible to receive up to $233 million in milestone payments.  We are also entitled to receive tiered royalties based on sales of DX-2240 by sanofi-aventis.  We do not expect to incur any further costs in the development of DX-2240.

Our DX-2400 antibody is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14) on tumor cells and tumor blood vessels. DX-2400 offers a potential treatment for a broad range of solid tumors. It has been shown to significantly inhibit tumor growth, metastasis and angiogenesis in multiple preclinical models in a dose-responsive manner.

In total, these programs represented approximately $8.8 million of our research and development expenses during the 2008 Quarter.

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

Our Business Strategy

Our business strategy is to build a broad portfolio of biotherapeutic products identified using our proprietary phage display technology. We intend to accomplish this through the following activities:

•                  Focus our efforts on completing the clinical development of DX-88 for the treatment of HAE;

•                  Continue to optimize the value of the DX-88 franchise through one or more strategic collaborations;

•                  Position ourselves to advance additional product candidates into the clinic;

•                  Continue to use our technology and expertise to discover, develop and commercialize new therapeutic product candidates either alone or in collaboration with partners; and

•                  Continue to license our technology broadly under the LFRP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees. Revenue was constant at $2.6 million in the 2008 Quarter compared to the 2007 Quarter. Patent and library licensing revenue increased $893,000 due to milestone and product license revenue which was offset by a $881,000 decrease in funded research revenue.  During the 2008 Quarter, we received $14.7 million in cash from our exclusive license agreement for DX-2240 with sanofi-aventis.  The revenue associated with the DX-2240 exclusive license has been deferred and will be recorded when all revenue recognition criteria have been met, which is expected in 2008.  An additional cash receipt of $8.5 million is anticipated upon the delivery of specified deliverables to sanofi-aventis.

Research and Development.   Our research and development expenses for the 2008 and 2007 Quarters are summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Research and development expenses per consolidated statements of operations and comprehensive loss	$17,147	$20,314
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	—	(7,000)
Net research and development expenses per consolidated statements of operations and comprehensive loss	17,147	13,314
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	3,831
Research and development expenses adjusted to include equity loss in joint venture	$17,147	$17,145

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug material prior to FDA approval. In the 2008 Quarter, all expenses incurred on the DX-88 program for HAE are included in our overall research and development expenses.  In the 2007 Quarter, a portion of expenses incurred on the program were reimbursed by Dyax–Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly funded the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE through February 20, 2007, including any incurred by Genzyme. Since termination of the collaboration in the 2007 Quarter, there has been and will be no further reimbursement from the joint venture with Genzyme or any equity loss in the joint venture.

Of the $3.2 million decrease in research and development expenses, $6.4 million is primarily attributable to decreased manufacturing expenses for DX-88.  This decrease was offset by an increase of $1.6 million in internal expenses to support the advancement of DX-88 for HAE and a $2.0 million sub-license expense incurred as a result of the licensure of DX-2240 to sanofi-aventis.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $2,000 from 2007 to 2008 due primarily to the termination of the collaboration with Genzyme, which caused a decrease in reimbursement by the Dyax-Genzyme LLC joint venture, and an offsetting decrease in our equity loss in joint venture.

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

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $5.5 million for the 2008 Quarter compared to $4.1 million for the 2007 Quarter.  This increase is due to increased personnel costs and increased pre-commercialization costs for DX-88 for HAE.

Interest Expense. Interest expense decreased $384,000, from $2.3 million in the 2007 Quarter to $1.9 million in the 2008 Quarter.  This decrease is due to a decrease in interest expense from the loan with Genzyme that was fully paid in the third quarter of 2007, and a decrease in non-cash interest from our revenue assignment agreement with Paul Royalty.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net loss	$(21,335)	$(20,017)
Depreciation and amortization	875	1,037
Interest expense on Paul Royalty agreement	1,761	1,949
Compensation expenses associated with stock-based compensation plans	950	605
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
Other changes in operating activities	(29)	(114)
Changes in operating assets and liabilities	19,100	1,683
Net cash provided by (used in) operating activities	1,322	(11,026)
Change in marketable securities	(195)	21,598
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000
Other changes in investing activities	630	(4,347)
Net cash provided by investing activities	435	34,251
Repayment of long-term obligations	(3,631)	(1,731)
Other changes in financing activities	267	232
Net cash provided by financing activities	(3,364)	(1,499)
Effect of foreign currency translation on cash balances	(63)	(10)
Net (decrease) increase in cash and cash equivalents	$(1,670)	$21,716

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through March 31, 2008, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $285 million, including net proceeds of $41.3 million from our July 2007 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenue, long-term obligations and other sources such as the August 2006 transaction with Paul Capital. As of March 31, 2008, we had cash and cash equivalents, short-term and long-term investments aggregating $62.1 million. Our excess funds are currently invested in short-term and long-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities provided cash of $1.3 million in the 2008 Quarter and used cash of $11.0 million in the 2007 Quarter.  Our cash provided by operating activities for the 2008 Quarter consisted primarily of adjustments for non-cash items including changes in operating assets and liabilities of $19.1 million, interest expense related to the Paul Royalty agreement of $1.8 million and depreciation and amortization of fixed assets and intangibles totaling $875,000.  This was significantly offset by our net loss of $21.3 million.  The change in operating assets and liabilities includes an increase in deferred revenue of $18.1 primarily due to the license agreement with sanofi-aventis, a decrease in accounts receivable of $2.5 million and a decrease in accounts payable of $1.2 million.  Our cash used in operating activities for the 2007 Quarter consisted primarily of our net loss of $20.0 million offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $3.8 million, interest expense related to the Paul Royalty agreement of $1.9 million, depreciation and amortization of fixed assets and intangibles totaling $1.0 million, compensation expense associated with stock-based compensation plans totaling $605,000 and a $1.7 million change in operating assets and liabilities.  The change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $1.4 million, a decrease in accounts receivable of $1.1 million, a decrease in amount due from the joint venture (Dyax-Genzyme LLC) totaling $1.4 million, and a decrease in amount due to the joint venture (Dyax-Genzyme LLC) totaling $967,000.

Our investing activities provided cash of $435,000 in the 2008 Quarter, compared with $34.3 million in the 2007 Quarter.  Our investing activities for the 2007 Quarter are primarily due to a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.  This is offset by $947,000 purchase of fixed assets, and the timing of the maturity of our investments.  Our investing activities for the 2007 Quarter included $17.0 million received in the purchase of the joint venture (Dyax-Genzyme LLC), contributions to Dyax-Genzyme LLC of $3.8 million and the timing of the maturity of our short-term investments.

 Our financing activities used cash of $3.4 million in the 2008 Quarter, compared with $1.5 million in the 2007 Quarter.  Our financing activities for the 2008 Quarter primarily consisted of the repayment of long-term obligations of $3.6 million, which includes payments to Paul Royalty, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options.  Our financing activities for the 2007 Quarter included repayment of long-term obligations of $1.7 million, which includes payments to Paul Royalty, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

We believe that our net 2008 cash consumption will not exceed our 2007 amount of $38.3 million, as a result of the completion of our recent deals with sanofi-aventis and Cubist Pharmaceuticals.  Currently, we believe we have sufficient cash reserves to fund operations well into 2009.  For the foreseeable future, we expect to continue to fund any deficit from our operations through new collaborations and the sale of additional equity or debt securities. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any required additional financing and additional collaborations, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended March 31, 2008, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2007, our most critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, royalty interest obligations, share-based compensation and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended March 31, 2008.  In the first quarter of 2008, there have been no changes to our critical accounting policies.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, pre-clinical studies, clinical trials and collaborations.  Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete.  The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements.  Important factors which may affect future operating results, research and development programs, pre-clinical studies, clinical trials, and collaborations include, without limitation, those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term and long-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2008, we had cash, cash equivalents, and short-term and long-term investments of approximately $62.1 million.  Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2008, we had $29.7 million outstanding under long-term obligations.  Interest rates on $3.1 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  The assumed interest rate on the $26.6 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations.  Therefore our exposure to interest rate changes is immaterial.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2(b)

Amendment to Article IV of the By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed December 7, 2007 and incorporated herein by reference.

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 27, 2001 and incorporated herein by reference.

10.1[†]	Product License Agreement between sanofi-aventis and the Company dated as of February 11, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date: May 5, 2008
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

3.2(b)

Amendment to Article IV of the By-laws of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed December 7, 2007 and incorporated herein by reference.

3.3

Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 27, 2001 and incorporated herein by reference.

10.1[†]	Product License Agreement between sanofi-aventis and the Company dated as of February 11, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†                                          This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.