Form 10-Q
period 2008-06-30
DYAX CORP
filed 2008-08-01
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

YES         ☒                            NO          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 29, 2008: 60,647,224

DYAX CORP.

			Page
PART I		FINANCIAL INFORMATION	3

Item 1	-	Financial Statements	3

		Consolidated Balance Sheets (Unaudited) as of June 30, 2008 and December 31, 2007	3

		Consolidated Statements of Operations and Comprehensive Loss (Unaudited) for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007	4

		Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007	5

		Notes to Consolidated Financial Statements (Unaudited)	6

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3	-	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4	-	Controls and Procedures	25

PART II	-	OTHER INFORMATION	25

Item 4		Submission of Matters to a Vote of Security Holders	25

Item 5		Other Information	26

Item 6	-	Exhibits	27

Signature			28

Exhibit Index			29

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,588	$29,356
Short-term investments	25,195	34,055
Accounts receivable, net of allowances for doubtful accounts of $162 at June 30, 2008 and $55 at December 31, 2007	3,269	4,118
Prepaid research and development	985	1,271
Other current assets	1,476	1,292
Total current assets	69,513	70,092
Fixed assets, net	7,355	7,884
Intangibles, net	679	931
Restricted cash	2,908	4,483
Long-term investments	4,081	—
Other assets	214	225
Total assets	84,750	$83,615
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,262	$10,537
Current portion of deferred revenue	31,796	3,832
Current portion of long-term obligations	1,717	1,482
Accrued restructuring	3,643	—
Other current liabilities	1,252	1,126
Total current liabilities	48,670	16,977
Deferred revenue	19,870	5,675
Long-term obligations	29,377	30,016
Deferred rent	1,056	1,257
Other long-term liabilities	194	194
Total liabilities	99,167	54,119
Commitments and Contingencies (Notes 10, 13 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized at June 30, 2008 and December 31, 2007; 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized at June 30, 2008 and December 31, 2007; 60,574,711 and 60,427,178 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	606	604
Additional paid-in capital	319,854	317,296
Accumulated deficit	(335,179)	(288,932)
Accumulated other comprehensive income	302	528
Total stockholders’ equity (deficit)	(14,417)	29,496
Total liabilities and stockholders’ equity (deficit)	$84,750	$83,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Product development and license fee revenue	$3,831	$2,647	$6,474	$5,277

Research and development:
Research and development expenses	17,993	15,522	35,139	35,836
Less research and development expenses reimbursed by joint venture (Dyax—Genzyme LLC)	—	—	—	(7,000)
Net research and development expenses	17,993	15,522	35,139	28,836
Equity loss in joint venture (Dyax-Genzyme LLC)	—	—	—	3,831
Restructuring costs	3,755	—	3,755	—
Impairment of fixed assets	352	—	352	—
General and administrative expenses	5,246	3,489	10,767	7,577
Total operating expenses	27,346	19,011	50,013	40,244
Loss from operations	(23,515)	(16,364)	(43,539)	(34,967)

Other income (expense):
Interest income	395	728	949	1,563
Interest expense	(1,792)	(2,275)	(3,657)	(4,524)
Total other expense	(1,397)	(1,547)	(2,708)	(2,961)
Net loss	(24,912)	(17,911)	(46,247)	(37,928)

Other comprehensive income (loss):
Foreign currency translation adjustments	3	(24)	(89)	(39)
Unrealized gain (loss) on investments	(195)	2	(137)	(6)
Comprehensive loss	$(25,104)	$(17,933)	$(46,473)	$(37,973)

Basic and diluted net loss per share	$(0.41)	$(0.37)	$(0.76)	$(0.81)
Shares used in computing basic and diluted net loss per share	60,562,606	48,247,303	60,513,439	46,892,690

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(46,247)	$(37,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased premium/discount	(22)	(492)
Depreciation and amortization of fixed assets	1,454	1,624
Amortization of intangibles	263	263
Amortization of deferred rent	(201)	(173)
Impairment of fixed assets	352	—
Interest expense on Paul Royalty agreement	3,471	3,961
Compensation expense associated with stock-based compensation plans	2,156	1,283
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
Provision for doubtful accounts	107	25
Gain on disposal of fixed assets	(20)	—
Other	—	285
Changes in operating assets and liabilities:
Accounts receivable	742	1,519
Due from joint venture (Dyax-Genzyme LLC)	—	1,428
Prepaid research and development, and other assets	118	(614)
Accounts payable and accrued expenses	(332)	2,267
Accrued restructuring	3,643	—
Due to joint venture (Dyax-Genzyme LLC)	—	(967)
Deferred revenue	42,159	(387)
Other long-term liabilities	126	—
Net cash provided by (used in) operating activities	7,769	(24,075)
Cash flows from investing activities:
Purchase of fixed assets	(1,196)	(700)
Purchase of investments	(27,343)	(25,514)
Proceeds from maturity of investments	32,006	54,428
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000
Proceeds from sale of fixed assets	20	—
Restricted cash	1,577	16
Investment in joint venture (Dyax-Genzyme LLC)	—	(3,837)
Net cash provided by investing activities	5,064	41,393
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	404	350
Proceeds from long-term obligations	1,103	402
Repayment of long-term obligations	(5,037)	(3,725)
Net cash used in financing activities	(3,530)	(2,973)
Effect of foreign currency translation on cash balances	(71)	(33)
Net increase in cash and cash equivalents	9,232	14,312
Cash and cash equivalents at beginning of the period	29,356	11,295
Cash and cash equivalents at end of the period	$38,588	$25,607
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$33	$390
Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$—	$17,442

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

Dyax’s lead product candidate, DX-88 (ecallantide), is a recombinant small protein currently in late stage clinical trials for its therapeutic potential in two separate indications. Dyax has completed three Phase 2 trials and two Phase 3 trials of DX-88 for the treatment of hereditary angioedema (HAE).  The second Phase 3 trial, known as EDEMA4, was conducted under a Special Protocol Assessment (SPA). DX-88 has orphan drug designation in the United States and European Union, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE.

Additionally, DX-88 is in clinical development for the prevention of blood loss during cardiothoracic surgery (CTS).  Dyax completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures.  On April 23, 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery.  Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

Other than the rights licensed to Cubist, Dyax retains all rights to DX-88, including its HAE program, as well as for the manufacturing of DX-88. Dyax also plans to develop DX-88 in other angioedemas.  Additionally, in July 2008, Dyax entered into an agreement to provide Dompé Farmaceutici S.p.A. (Dompé) an exclusive negotiation period ending September 30, 2008 for a European license to DX-88 in angioedema indications.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2. STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan as amended to date (the “Plan”) is an equity plan that is intended to attract and retain employees, provide an incentive for them to assist the Company to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.  The Plan provides that equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors.  The Plan provides that options may only be granted at the current fair market value on the date of grant. The Compensation Committee generally grants options that vest ratably over a 48 month period, and expire within ten years from date of grant unless terminated earlier by death, retirement or other termination.  At June 30, 2008, a total of 1,891,936 shares were reserved and available for issuance under the Plan.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan as amended to date (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were 49,971 shares purchased under the employee stock purchase plan during each of the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, a total of 213,921 shares were reserved and available for issuance under this plan.

Compensation Expense

The following table reflects stock compensation expense recorded during the three and six months ended June 30, 2008 and 2007 in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payments” (SFAS 123R):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Compensation expense related to:
Equity incentive plan	$1,185	$652	$2,112	$1,230
Employee stock purchase plan	20	26	44	53
	$1,205	$678	$2,156	$1,283

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$732	$343	$1,279	$677

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$473	$335	$877	$606

3. INVESTMENTS

The Company considers its investment portfolio of short-term and long-term investments available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

As of June 30, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $25.2 million, and had an unrealized loss of $30,000.  All short-term investments mature in one year or less.  As of June 30, 2008, the Company’s long-term investments consisted of a U.S. Treasury note with an amortized cost and estimated fair value of $4.1 million, and had no unrealized gain or loss.  As of December 31, 2007, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $33.9 million and an estimated fair value of $34.1 million, and had an unrealized gain of $107,000, which was recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2007, the Company had no long-term investments.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Accounts payable	$2,000	$3,288
Accrued employee compensation and related taxes	3,587	3,892
Accrued external research and development and contract manufacturing	2,662	1,815
Accrued legal expenses	293	348
Other accrued liabilities	1,720	1,194
	$10,262	$10,537

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

The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the financial results of the Company.  The Company will continue to evaluate the impact, if any, that the implementation of this standard will have on its financial statements as it relates to its non-financial assets and liabilities.

The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$25.6	$25.6	$—	$—
Marketable debt securities	29.3	29.3	—	—
Total	$54.9	$54.9	$—	$—

     As of June 30, 2008, the Company’s short-term and long-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with SFAS 157.  The fair values of our cash equivalents and marketable debt securities are determined through market, observable and corroborated sources.  The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

6. NET LOSS PER SHARE

Net loss per share is computed under Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128).  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding.  Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are antidilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share.  Stock options totaling 8,888,763 and 5,791,752 were outstanding at June 30, 2008 and 2007, respectively.

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

On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration.  Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC’s assets to Dyax, including the $17.0 million cash payment.  In exchange, Dyax issued 4.4 million shares of its common stock to Genzyme.  As a result of the termination, the rights to DX-88, previously held by the joint venture, were returned to Dyax. Dyax’s acquisition of Genzyme’s 49.99% portion of the LLC was accounted for as a purchase of assets in exchange for 4.4 million shares of the Company’s common stock.  Genzyme also provided transition services to Dyax for a period following the termination of our agreements.  For the six months ended June 30, 2007 the transitional service fee totaled $1.1 million.  The LLC has been dissolved and no further transitional service fees are expected to be incurred in 2008 or in the future.

Before termination of the collaboration, HAE research and development expenses incurred by each party were billed to and reimbursed by Dyax–Genzyme LLC. The Company and Genzyme were each then required to fund 50% of the monthly expenses of Dyax–Genzyme LLC. The Company accounted for its interest in Dyax–Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses because it included funding that the Company provided to Dyax–Genzyme LLC. Dyax’s 50.01% share of Dyax-Genzyme LLC loss was recorded as an Equity Loss in Joint Venture (Dyax–Genzyme LLC) in the consolidated statements of operations and comprehensive loss.  At March 31, 2008 and December 31, 2007, the Company’s LLC investment and related accounts have been consolidated in the Company’s financial statements.

Prior to August 29, 2007, Genzyme held a senior secured promissory note in the principal amount of $7.0 million issued by Dyax in May 2002.  Dyax’s obligations under this note were secured by a collateralized $7.2 million letter of credit, the cash collateral for which was classified as restricted cash on the Company’s consolidated balance sheet.  On August 29, 2007, Dyax paid all the principal under this note plus accrued interest at the prime rate plus 2%.  The $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash included in cash and cash equivalents on the Company’s balance sheets as of June 30, 2008 and December 31, 2007.

The Company’s Chairman, President and Chief Executive Officer was an outside director of Genzyme Corporation until May 2007 and was a consultant to Genzyme until 2001. Two of the Company’s other directors are former directors of Genzyme and another was an officer of Genzyme and then senior advisor to Genzyme’s Chief Executive Officer.

At both June 30, 2008 and December 31, 2007, Genzyme owned approximately 8.2% of the Company’s common stock outstanding.

8. SANOFI-AVENTIS AGREEMENT

In February 2008, the Company entered into an exclusive worldwide license for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product, as well as a non-exclusive license to Dyax’s proprietary antibody phage display technology.  In addition, Dyax is eligible to receive royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis.  As exclusive licensee, sanofi-aventis will be responsible for the ongoing development, commercialization and consolidation of sales of DX-2240.  For certain other future antibody product candidates discovered by sanofi-aventis, Dyax will retain co-development and profit sharing rights, while sanofi-aventis will maintain the leadership in development and commercialization, and book sales worldwide.

As a result of this agreement, the Company received approximately $24.7 million of cash net of taxes, in 2008.  Approximately $5 million was for the upfront DX-2240 license fee, $1.5 million was for a license fee for Dyax’s proprietary antibody phage display technology, approximately $10 million is a transfer fee for DX-2240 inventory and know-how, and an additional $8.5 million for delivery of additional specified deliverables.  The Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) to determine whether the performance obligations under these agreements could be accounted for as a single unit or multiple units of accounting. The Company determined that these performance obligations represented a single unit of accounting.  As the Company has established fair value in relation to the antibody phage display technology license the Company will be recognizing the revenue over the performance period.  The revenue associated with the DX-2240 exclusive license, inventory and specified reports has been deferred and will be recorded when all revenue recognition criteria have been met, which is expected later in 2008.  As of June 30, 2008 the Company has recorded $23.2 million as deferred revenue associated with the DX-2240 exclusive license agreement, which is recorded in current portion of deferred revenue on the accompanying consolidated balance sheets.  The Company recorded revenue of $104,000 and $323,000 for the three and six months ended June 30, 2008, which is solely related to the sanofi-aventis library license.

9. CUBIST AGREEMENT

In April 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery.  Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.  Dyax will be eligible to receive additional clinical, regulatory and sales-based milestone payments. Dyax is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement provides an option for Dyax to retain certain US co-promotion rights. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this agreement, including development, participation in steering committees, and manufacturing services should be accounted for as a single unit or multiple units of accounting.

As a result of this agreement, the Company received $15.0 million of cash in the second quarter of 2008.  Additionally, the Company billed Cubist $1.7 million for reimbursement of services related to the Phase 2 Kalahari 1 trial incurred during the second quarter of 2008.  These amounts, and any future payments, are being taken as revenue over the remaining development period of DX-88 in the Cubist territory, which is currently estimated at five years.  The Company will continue to reassess the length of the estimated development period based upon the effort to completion.  As of June 30, 2008, the company had $15.9 million in deferred revenue related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.  For both the three and six months ended June 30, 2008, the Company recorded $835,000 in revenue related to this agreement.

10. RESTRUCTURING CHARGES

During the second quarter of 2008, a charge of approximately $3.8 million was recorded in connection with the closure of the Company’s Liege-based research facility.  This amount included severance related charges of approximately $2.8 million, contract termination costs of approximately $670,000 and other exit costs of $257,000.  Residual amounts related to the restructuring are expected to be recorded in the third quarter of 2008.  Of the $3.8 million recorded, $112,000 of other exit costs were paid out in the second quarter of 2008 related to other exit costs, leaving $3.6 million as accrued restructuring as of June 30, 2008.

11.  IMPAIRMENT OF LONG-LIVED ASSETS

During the second quarter of 2008, a charge of approximately $352,000 was recorded for the impairment of fixed assets in connection with the closure of the Company’s Liege-based research facility.  The expected proceeds from the sale of the Company’s Liege assets with a remaining net book value were estimated in order to determine the impairment charge recorded in the quarter ending June 30, 2008.

12. BUSINESS SEGMENTS

The Company discloses business segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer and that have discrete financial information available. As a result of this evaluation, the Company determined that it has one segment with operations in two geographic locations.  As of June 30, 2008 and December 31, 2007, the Company had approximately $283,000 and $738,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the three and six months ended June 30, 2008 and 2007, the Company did not have any external revenue outside the United States.

13. INCOME TAXES

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  As a result of the implementation of FIN 48, we recorded no adjustment for unrecognized income tax benefits.  At the January 1, 2007 adoption date of FIN 48, and also at December 31, 2007 and June 30, 2008, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007 and June 30, 2008, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 1989 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

At December 31, 2007, the Company had federal and state net operating loss (NOL) carryforwards of $212.7 million and $140.3 million, respectively, expiring at various dates through 2027, and federal and state research and experimentation credit carryforwards (“tax credits”) of $26.8 million and $4.4 million, respectively, expiring at various dates through 2027. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation pursuant to Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company will need to perform a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation.  Due to the significant complexity and cost associated with such a study and the potential for additional changes in control in the future, the Company has not currently completed any such study. If we have experienced a change of control at any time since Company formation, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

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

14. LONG-TERM OBLIGATIONS

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $82.1 million in total payments to Paul Royalty.  During the six months ended June 30, 2008 and 2007, the Company made payments totaling $4.2 million and $2.8 million, respectively, related to this obligation to Paul Royalty.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $3.5 million and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.  During 2008, $766,000 was allocated to the principal amount while no amount was allocated to the principal amount in 2007.  The debt balance was $27.3 million at June 30, 2008 and $28.1 million at December 31, 2007 and is included in long-term obligations on the Company’s consolidated balance sheet.

The Company capitalized $257,000 of debt issuance costs related to the agreement which are being amortized over the term of the related debt using the effective interest method.  At June 30, 2008 and December 31, 2007, the unamortized debt issuance costs were $214,000 and $225,000, respectively, and are included in other assets on the Company’s consolidated balance sheet.

15. RECENT ACCOUNTING PRONOUNCEMENTS

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, of SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

16. SUBSEQUENT EVENT

On July 15, 2008 Dyax Corp. entered into an agreement to provide Dompé Farmaceutici S.p.A. (Dompé) an exclusive negotiation period ending on September 30, 2008 for a European license to DX-88 in angioedema indications.

As a condition for the exclusive negotiation rights, Dompé purchased 2,008,032 shares of Dyax common stock in a private placement at $4.98 per share, which represented a 57% premium over the closing price on July 10, 2008 and a total investment of $10 million.

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

Our lead product candidate, DX-88 (ecallantide), is in late stage clinical trial development in two separate indications. The more advanced indication involves treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. We have completed three Phase 2 trials and two Phase 3 trials of DX-88 in this indication. The second Phase 3 trial, known as EDEMA4, was conducted under a Special Protocol Assessment (SPA). DX-88 has orphan drug designation in the United States and European Union, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE.

Additionally, DX-88 is in clinical development for the prevention of blood loss during cardiothoracic surgery (CTS).  We completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures.  On April 23, 2008, we entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery.  Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

Other than the rights licensed to Cubist, Dyax retains all rights to DX-88, including its HAE program, as well as for the manufacturing of DX-88. Dyax also plans to develop DX-88 in other angioedemas.  Additionally, in July 2008, Dyax entered into an agreement to provide Dompé Farmaceutici S.p.A. (Dompé) an exclusive negotiation period ending September 30, 2008 for a European license to DX-88 in angioedema indications.

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

All of the compounds in our pipeline were discovered using our proprietary phage display technology, which allows us to rapidly identify product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through this program, which we refer to as our Licensing and Funded Research Program, or LFRP, we have agreements with more than 70 licensees and collaborators, which have resulted in 13 product candidates that licensed third parties have advanced into clinical trials and one product with market approval from the U.S. Food and Drug Administration (FDA). We have assigned a portion of the current and future revenues generated through the LFRP to Paul Royalty Holdings II, LP in connection with a financing in 2006.

We incurred losses in the second quarter of 2008 and expect to continue to incur significant operating losses over at least the next several years.  We do not expect to generate profits until the therapeutic product candidates from our development portfolio reach the market, which can only occur after they are subjected to the uncertainties of the regulatory approval process.

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

•                  In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as EDEMA3, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks.

•                  In June 2008 we completed a second Phase 3 study, known as EDEMA4. The trial was a 96-patient, multi-center study conducted at approximately 45 sites in the United States. The trial was conducted as a double-blind, placebo-controlled study in which HAE patients received a single 30 mg subcutaneous dose of DX-88 or placebo. This trial, conducted under an S.P.A., was intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and to further assess the efficacy and safety of DX-88.

•                  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

In light of the data generated by the trials we have completed to date and assuming the successful release of topline data of the recently completed EDEMA4 trial, we now estimate the final submission of our rolling Biologics License Application (BLA) will be filed early in the fourth quarter of 2008.  While we believe we meet the criteria to receive a 6-month expedited review, the Prescription Drug User Free Act (PDUFA) date will only be determined by the FDA after the BLA is complete.

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

Through February 20, 2007, all development activities related to DX-88 for HAE were conducted in collaboration with Genzyme Corporation and managed through Dyax–Genzyme LLC, a jointly owned limited liability company. On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration.  See Footnote 7 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions” for additional information regarding this agreement.  Dyax–Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program in the first quarter of 2007 until the termination of the collaboration.  This reimbursement was recorded as research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) in our consolidated statements of operations and comprehensive loss.  In the six months ended June 30, 2007, Dyax–Genzyme LLC reimbursed us $7.0 million for our expenses relating to the program.  Our portion of the LLC losses were separately classified as equity loss in joint venture on our consolidated statements of operations and comprehensive loss and were proportional to our 50.01% financial interest in the program.  Our portion of the losses was $3.8 million for the six months ended June 30, 2007.

Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including fixed assets, the rights to DX-88 worldwide, and a $17.0 million cash payment made by Genzyme to the LLC in connection with the termination, which is being used to fund the development of DX-88 for HAE.  We estimate the total costs to approval of DX-88 for HAE in the United States after June 30, 2008 to be in the range of $35 million to $45 million.

The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
DX-88 for HAE costs included within research and development expenses in the consolidated statements of operations and comprehensive loss	$9,694	$6,784	$16,819	$16,431
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC) per the consolidated statements of operations and comprehensive loss	—	—	—	(7,000)
Net research and development expenses for DX-88 for HAE	9,694	6,784	$16,819	9,431
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	—	—	3,831
Net loss on DX-88 for HAE program	$9,694	$6,784	$16,819	$13,262

During the three months ended June 30, 2008 (the “2008 Quarter”), the research and development expenses on the HAE program totaled $9.7 million compared with $6.8 million in the three months ended June 30, 2007 (the “2007 Quarter”). During the six months ended June 30, 2008 (the “2008 Period”), the research and development expenses on this program totaled $16.8 million compared with $16.4 million in the six months ended June 30, 2007 (the “2007 Period”).  The increase in spending from 2007 to 2008 is attributable to increased clinical costs for our EDEMA4 Phase 3 study as well as an increase in personnel expenses required to support the advancement of the HAE program.

DX-88 for on-pump CTS.

The development of DX-88 as an alternate treatment for the prevention of blood loss in patients undergoing on-pump cardiothoracic surgery (on-pump CTS), specifically CABG and heart valve replacement or repair procedures has been ongoing.

  On April 23, 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery.  Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

Having determined that the existing experience from the Phase 2 Kalahari 1 trial is sufficient to help with the design of a subsequent dose-ranging trial, Cubist closed the study at the end of June.  They are now focusing on initiating a dose ranging Phase 2 trial before year end.  Using the clinical experiences from both Phase 2 studies, Cubist anticipates an early 2010 meeting with the FDA regarding Phase 3 trial design.

During the 2008 Quarter, net research and development expenses for the CTS program totaled $417,000, compared to $823,000 for the 2007 Quarter.  Dyax’s CTS program costs for the quarter represent the expenses incurred through April 22, 2008.

Goals for Clinical Development Programs.  Our goal for our ongoing clinical development program for DX-88 is to obtain marketing approval from the FDA and analogous international regulatory agencies. Material cash inflows from this program, other than upfront and milestone payments from any collaboration we may enter into, will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for one or more disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when material cash inflows from these programs will commence, if ever.

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

Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with other antiangiogenic therapies, such as Genentech’s Avastin® and Bayer’s Nexavar®, and other chemotherapeutic agents. In February 2008, we entered into a license agreement with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product. As a result of this agreement, we received approximately $15 million of cash in the first quarter of 2008.  Of this $15 million, approximately $5 million is for the upfront product license fee and approximately $10 million is a transfer fee for DX-2240 inventory and know-how.  We received an additional $8.5 million in the 2008 Quarter for delivery of additional specified deliverables.  Under the terms of this agreement we are eligible to receive up to $233 million in milestone payments.  We are also entitled to receive tiered royalties based on sales of DX-2240 by sanofi-aventis.  We do not expect to incur any further costs in the development of DX-2240.

Our DX-2400 antibody is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14) on tumor cells and tumor blood vessels. DX-2400 offers a potential treatment for a broad range of solid tumors. It has been shown to significantly inhibit tumor growth, metastasis and angiogenesis in multiple preclinical models in a dose-responsive manner.

In total, these programs represented approximately $6.5 million of our research and development expenses during the 2008 Quarter.

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

•                  Continue to optimize the value of the DX-88 franchise through additional strategic collaborations;

•                  Position ourselves to advance additional product candidates into the clinic;

•                  Continue to use our technology and expertise to discover, develop and commercialize new therapeutic product candidates either alone or in collaboration with partners; and

•                  Continue to license our technology broadly under the LFRP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees. Revenue increased to $3.8 million in the 2008 Quarter from $2.6 million in the 2007 Quarter, an increase of $1.2 million. This increase primarily relates to $835,000 in revenue from our agreement with Cubist, of which, $100,000 was due to reimbursement for services during the 2008 Quarter.  Additionally, patent and library licensing revenue increased $442,000 due to milestone payments and revenue from new deals signed in the 2008 Quarter.  During the 2008 Quarter, we received $8.5 million in cash from our exclusive license agreement for DX-2240 with sanofi-aventis for specified deliverables.  The revenue associated with the DX-2240 exclusive license has been deferred and will be recorded when all revenue recognition criteria have been met, which is expected later in 2008.

Research and Development.   Our research and development expenses for the 2008 and 2007 Quarters are summarized as follows:

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Research and development expenses per consolidated statements of operations and comprehensive loss	$17,993	$15,522

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug material prior to FDA approval.

Research and development expense increased by $2.5 million compared to the 2007 Quarter. This increase was attributable to a $2.1 million increase in internal expenses to support the advancement of DX-88 for HAE and a $1.1 million increase in clinical trial costs for DX-88 for CTS, an increase in stock option expense of $389,000, and a small increase in other expenses.  These increases were partially offset by a $1.6 million decrease in manufacturing expenses for DX-88.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $5.2 million for the 2008 Quarter compared to $3.5 million for the 2007 Quarter.  This increase is due to increased personnel costs and increased infrastructure to support commercialization of DX-88 for HAE.

Interest Expense.  Interest expense decreased $483,000 from $2.3 million in the 2007 Quarter to $1.8 million in the 2008 Quarter.  This decrease is due to a decrease in interest expense from the loan with Genzyme that was fully paid in the third quarter of 2007, and a decrease in non-cash interest from our revenue assignment agreement with Paul Royalty.

Restructuring and Impairment.  In the 2008 Quarter we incurred restructuring fees of $3.8 million, and recorded an impairment charge related to fixed assets of $352,000.  These are solely due to the closing of our Liege based research facility.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees. Revenue increased to $6.5 million in the 2008 Period from $5.3 million in the 2007 Period, an increase of $1.2 million. This increase primarily relates to $835,000 million in revenue from our agreement with Cubist, of which, $100,000 was due to reimbursement for services during the 2008 Period.  Patent and library licensing revenue increased $1.3 million due to milestone and product license revenue, along with new deals signed in the 2008 Period.  This was partially offset by a $1.0 million decrease in funded research revenue compared to the 2007 Period.  During the 2008 Period, we received $23.3 million in cash from our exclusive license agreement for DX-2240 with sanofi-aventis.  The revenue associated with the DX-2240 exclusive license has been deferred and will be recorded when all revenue recognition criteria have been met, which is expected later in 2008.

Research and Development.   Our research and development expenses for the 2008 and 2007 Periods are summarized as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Research and development expenses per consolidated statements of operations and comprehensive loss	$35,139	$35,836
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) per consolidated statements of operations and comprehensive loss	—	(7,000)
Net research and development expenses per consolidated statements of operations and comprehensive loss	35,139	28,836
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	3,831
Research and development expenses adjusted to include equity loss in joint venture	$35,139	$32,667

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug material prior to FDA approval. In the 2008 Period, all expenses incurred on the DX-88 program for HAE are included in our overall research and development expenses.  In the 2007 Period, a portion of expenses incurred on the program were reimbursed by Dyax—Genzyme LLC joint venture and excluded from net research and development expenses. However, we jointly funded the losses of that program with Genzyme, so our line item for equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE through February 20, 2007, including any incurred by Genzyme. Since termination of the collaboration in the 2007 Quarter, there has been and will be no further reimbursement from the joint venture with Genzyme or equity loss in the joint venture.

Research and development expense decreased by $697,000 compared to the 2007 Period.  This decrease is attributable to an $8.6 million decrease in manufacturing expenses for DX-88 and for DX-2240.  This decrease was partially offset by an increase of $4.1 million in clinical trial costs and internal expenses to support the advancement of DX-88 for HAE, an increase of $2.0 million in sub-license expense incurred as a result of the licensure of DX-2240 to sanofi-aventis, and an increase of $1.5 million in clinical trial costs for DX-88 for on-pump CTS.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $2.5 million from 2007 to 2008 due primarily to the termination of the collaboration with Genzyme, which caused a decrease in reimbursement by the Dyax-Genzyme LLC joint venture, and an offsetting decrease in our equity loss in joint venture.

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

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $10.8 million for the 2008 Period compared to $7.6 million for the 2007 Period.  This increase is due to increased personnel costs and increased pre-commercialization costs for DX-88 for HAE.

Interest Expense. Interest expense decreased $867,000 from $4.5 million in the 2007 Period to $3.7 million in the 2008 Period.  This decrease is due to a decrease in interest expense from the loan with Genzyme that was fully paid in the third quarter of 2007, and a decrease in non-cash interest from our revenue assignment agreement with Paul Royalty.

Restructuring and Impairment.  In the 2008 Period we incurred restructuring fees of $3.8 million, and recorded an impairment charge related to fixed assets of $352,000.  These are solely due to the closing of our Liege based research facility.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Net loss	$(46,247)	$(37,928)
Depreciation and amortization	1,717	1,887
Interest expense on Paul Royalty agreement	3,471	3,961
Compensation expenses associated with stock-based compensation plans	2,156	1,283
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
Other changes in operating activities	216	(355)
Changes in operating assets and liabilities	46,456	3,246
Net cash provided by (used in) operating activities	7,769	(24,075)
Change in marketable securities	4,663	28,914
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000
Other changes in investing activities	401	(4,521)
Net cash provided by investing activities	5,064	41,393
Proceeds from long-term obligations	1,103	402
Repayment of long-term obligations	(5,037)	(3,725)
Other changes in financing activities	404	350
Net cash used in financing activities	(3,530)	(2,973)
Effect of foreign currency translation on cash balances	(71)	(33)
Net increase in cash and cash equivalents	$9,232	$14,312

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to pay debt service. Through June 30, 2008, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $285 million, including net proceeds of $41.3 million from our July 2007 underwritten offering. We also generate funds from biopharmaceutical product development and license fee revenue, long-term obligations and other sources such as the August 2006 transaction with Paul Capital. As of June

30, 2008, we had cash and cash equivalents, short-term and long-term investments aggregating $67.9 million. Our excess funds are currently invested in short-term and long-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities provided cash of $7.8 million in the 2008 Period and used cash of $24.1 million in the 2007 Period.  Our cash provided by operating activities for the 2008 Quarter consisted primarily of adjustments for non-cash items including changes in operating assets and liabilities of $46.5 million, interest expense related to the Paul Royalty agreement of $3.5 million and depreciation and amortization of fixed assets and intangibles totaling $1.7 million.  This was significantly offset by our net loss of $46.2 million.  The change in operating assets and liabilities includes an increase in deferred revenue of $42.2 primarily due to the license agreements with sanofi-aventis and Cubist and an increase in accrued costs associated with the restructuring of our research facility in Liege of $3.6 million.  Our cash used in operating activities for the 2007 Period consisted primarily of our net loss of $37.9 million offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $3.8 million, interest expense related to the Paul Royalty agreement of $4.0 million, depreciation and amortization of fixed assets and intangibles totaling $1.9 million, compensation expense associated with stock-based compensation plans totaling $1.3 million and a $3.2 million change in operating assets and liabilities.  The change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $2.3 million, a decrease in accounts receivable of $1.5 million, a decrease in amount due from the joint venture (Dyax-Genzyme LLC) totaling $1.4 million, and a decrease in amount due to the joint venture (Dyax-Genzyme LLC) totaling $967,000.

Our investing activities provided cash of $5.1 million in the 2008 Period, compared with $41.4 million in the 2007 Period.  Our investing activities for the 2008 Period are primarily due to a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts and the timing of the maturity of our investments.  This is offset by $1.2 million purchase of fixed assets.  Our investing activities for the 2007 Period included $17.0 million received in the purchase of the joint venture (Dyax-Genzyme LLC), contributions to Dyax-Genzyme LLC of $3.8 million and the timing of the maturity of our short-term investments.

 Our financing activities used cash of $3.5 million in the 2008 Period, compared with $3.0 million in the 2007 Period.  Our financing activities for the 2008 Period primarily consisted of the repayment of long-term obligations of $5.0 million, which includes payments to Paul Royalty, partially offset by proceeds from new long-term obligations of $1.1 million and proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options.  Our financing activities for the 2007 Period included repayment of long-term obligations of $3.7 million, which includes payments to Paul Royalty, partially offset by proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

We believe that our net 2008 cash consumption will be significantly lower than our 2007 amount of $38.3 million.  Currently, we believe we have sufficient cash reserves to fund operations well into 2009.  For the foreseeable future, we expect to continue to fund any deficit from our operations through new collaborations and partnerships, the sale of debt securities or the sale of additional equity. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any additional collaborations or any required additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Contractual Obligations,” we outlined our commitments and contingencies. For the quarter ended June 30, 2008, there have been no material changes in our commitments and contingencies.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2007, our most critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, royalty interest obligations, share-based compensation and valuation of long-lived and intangible assets.  We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended June 30, 2008.  In the second quarter of 2008, there have been no changes to our critical accounting policies.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term and long-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2008, we had cash, cash equivalents, and short-term and long-term investments of approximately $67.9 million.  Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2008, we had $31.1 million outstanding under long-term obligations.  Interest rates on $3.8 million of these obligations are fixed and therefore are not subject to interest rate fluctuations.  The assumed interest rate on the $27.3 million outstanding to Paul Royalty under our Royalty Interest Assignment Agreement is calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore is not subject to interest rate fluctuations.  Therefore our exposure to interest rate changes is immaterial.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements with parties located outside of the United States. Through June 30, 2008 we also have a research facility located in Europe.  Restructuring costs and exit payments are anticipated through the remainder of 2008. Transactions under certain agreements between us and parties located outside of the United States, as well as transactions conducted by our foreign facility, are conducted in local foreign currencies. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY

We held our Annual Meeting of Stockholders on May 15, 2008. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a)           Proposal to elect James W. Fordyce, Mary Ann Gray and Thomas L. Kempner to the Board of Directors, each to serve a three-year term.

NOMINEE	VOTES FOR	VOTES WITHHELD
James W. Fordyce	50,593,865	642,818
Mary Ann Gray	51,072,987	163,696
Thomas L. Kempner	50,591,122	645,561

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax.  The terms in office of directors Constantine E. Anagnostopoulos, Susan B. Bayh, Henry E. Blair, Henry R. Lewis and David J. McLachlan, continued after the meeting.

(b)           Proposal to ratify the appointment of PricewaterhouseCoopers LLP as Dyax’s independent registered public accounting firm for the 2008 fiscal year was approved by the holders of a majority of the shares of Common Stock outstanding, and therefore our shareholders have ratified the selection of PricewaterhouseCoopers LLP as Dyax’s independent public accounting firm for the 2008 fiscal year.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
50,899,021	251,377	86,282	—

Item 5 - OTHER INFORMATION.

On July 16, 2008, Stephen S. Galliker retired from his position as Chief Financial Officer, principal financial officer and principal accounting officer of Dyax.  As a result, upon the recommendation of the Audit Committee, on July 22, 2008, the Board of Directors designated Gustav Christensen to act as the interim principal financial officer and Amy Dellorco to act as the interim principal accounting officer for purposes of filing this quarterly report.  Mr. Christensen and Ms. Dellorco will continue to function in these roles until a newly hired Chief Financial Officer begins performing the roles at the Company.

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

10.1[†]	License and Collaboration Agreement between Cubist Pharmaceuticals, Inc. and the Company dated as of April 23, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Acting Principal Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.3	Certification of Acting Principal Accounting Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

DYAX CORP.

Date: August 1, 2008
/s/ Gustav A. Christensen
Executive Vice President (Acting Principal Financial Officer)

Date: August 1, 2008
/s/ Amy Dellorco
Controller (Acting Principal Accounting Officer)

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

10.1[†]	License and Collaboration Agreement between Cubist Pharmaceuticals, Inc. and the Company dated as of April 23, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Acting Principal Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.3	Certification of Acting Principal Accounting Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†

This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.