Form 10-Q
period 2008-09-30
DYAX CORP
filed 2008-10-29
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

YES        ☐                           NO         ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 22, 2008: 62,945,175

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$44,762	$29,356
Short-term investments	29,768	34,055
Accounts receivable, net of allowances for doubtful accounts of $162 at September 30, 2008 and $55 at December 31, 2007	3,709	4,118
Prepaid research and development	758	1,271
Other current assets	1,796	1,292
Total current assets	80,793	70,092
Fixed assets, net	6,794	7,884
Intangibles, net	554	931
Restricted cash	2,888	4,483
Other assets	—	225
Total assets	$91,029	$83,615
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$13,626	$10,537
Current portion of deferred revenue	31,353	3,832
Current portion of long-term obligations	1,226	1,482
Accrued restructuring	683	—
Other current liabilities	1,248	1,126
Total current liabilities	48,136	16,977
Deferred revenue	19,131	5,675
Note payable	48,772	—
Long-term obligations	1,809	30,016
Deferred rent	955	1,257
Other long-term liabilities	194	194
Total liabilities	118,997	54,119
Commitments and Contingencies (Notes 6, 7, 9 and 11)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 62,918,925 and 60,427,178 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	629	604
Additional paid-in capital	332,683	317,296
Accumulated deficit	(361,818)	(288,932)
Accumulated other comprehensive income	538	528
Total stockholders’ equity (deficit)	(27,968)	29,496
Total liabilities and stockholders’ equity (deficit)	$91,029	$83,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
Product development and license fee revenue	$5,490	$2,648	$11,964	$7,925

Research and development:
Research and development expenses	16,502	12,799	51,641	48,635
Less research and development expenses reimbursed by joint venture (Dyax–Genzyme LLC)	—	—	—	(7,000)
Net research and development expenses	16,502	12,799	51,641	41,635
General and administrative expenses	4,878	3,799	15,645	11,376
Equity loss in joint venture (Dyax-Genzyme LLC)	—	—	—	3,831
Restructuring costs	876	—	4,631	—
Impairment of fixed assets	—	—	352	—
Total operating expenses	22,256	16,598	72,269	56,842
Loss from operations	(16,766)	(13,950)	(60,305)	(48,917)

Other income (expense):
Interest income	368	945	1,317	2,508
Interest expense	(1,977)	(2,307)	(5,634)	(6,831)
Loss on extinguishment of debt	(8,264)	—	(8,264)	—
Total other expense	(9,873)	(1,362)	(12,581)	(4,323)
Net loss	(26,639)	(15,312)	(72,886)	(53,240)

Other comprehensive income (loss):
Foreign currency translation adjustments	132	30	43	(9)
Unrealized gain (loss) on investments	104	65	(33)	59
Comprehensive loss	$(26,403)	$(15,217)	$(72,876)	$(53,190)

Basic and diluted net loss per share	$(0.43)	$(0.26)	$(1.19)	$(1.05)
Shares used in computing basic and diluted net loss per share	62,439,236	57,887,861	61,173,457	50,598,022

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(72,886)	$(53,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased premium/discount	12	(751)
Depreciation and amortization of fixed assets	2,129	2,314
Amortization of intangibles and other assets	390	394
Amortization of deferred rent	(302)	(274)
Impairment of fixed assets	352	—
Non-cash interest expense	5,347	6,038
Compensation expense associated with stock-based compensation plans	3,346	2,081
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
Extinguishment of debt	8,264	—
Provision for doubtful accounts	107	(25)
Gain on disposal of fixed assets	(87)	—
Other	—	285
Changes in operating assets and liabilities:
Accounts receivable	302	1,394
Net amount due from joint venture (Dyax-Genzyme LLC)	—	461
Prepaid research and development, and other current assets	1	(1,374)
Accounts payable and accrued expenses	3,153	2,504
Accrued restructuring	683	—
Deferred revenue	40,977	(1,542)
Other long-term liabilities	123	34
Net cash used in operating activities	(8,089)	(37,870)
Cash flows from investing activities:
Purchase of fixed assets	(1,410)	(800)
Purchase of investments	(38,749)	(53,098)
Proceeds from maturity of investments	42,990	70,320
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000
Proceeds from sale of fixed assets	90	—
Restricted cash	1,595	7,206
Investment in joint venture (Dyax-Genzyme LLC)	—	(3,837)
Net cash provided by investing activities	4,516	36,791
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	1,213	502
Proceeds from common stock issuance	10,000	41,339
Net proceeds from note payable	49,600	—
Proceeds from long-term obligations	1,103	402
Repayment of Paul Royalty on extinguishment of debt	(35,080)	—
Repayment of other long-term obligations	(7,906)	(11,647)
Net cash provided by financing activities	18,930	30,596
Effect of foreign currency translation on cash balances	49	13
Net increase in cash and cash equivalents	15,406	29,530
Cash and cash equivalents at beginning of the period	29,356	11,295
Cash and cash equivalents at end of the period	$44,762	$40,825
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$30	$395
Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$—	$17,442
Warrant issued in connection with note payable	$853	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

  Dyax Corp. (Dyax or the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications.  Dyax uses its proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This phage display technology fuels Dyax’s internal pipeline of promising drug candidates, attracts numerous licensees and collaborators, and has the potential to generate important revenues in the future.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks of preclinical and clinical trials, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other governmental regulations and approval requirements.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The accompanying December 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. ACCOUNTING POLICIES

 Basis of Consolidation:    The accompanying consolidated financial statements include the accounts of the Company, Dyax-Genzyme LLC and the Company’s European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV). All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At September 30, 2008 and December 31, 2007, approximately 97% and 84% of the Company’s cash, cash equivalents and short-term-investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are usually limited due to the diverse number of customers comprising the Company’s customer base. Receivable write offs in 2008 and 2007 were nominal. As of September 30, 2008, four customers accounted for 46%, 26%, 8% and 7% of the accounts receivable balance. One customer accounted for approximately 77% of the Company’s accounts receivable balance and three other customers accounted for 6%, 6% and 4% of the accounts receivable balance as of December 31, 2007.

Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments:    Short-term investments consist of investments with original maturities greater than ninety days to maturity and less than one year to maturity when purchased. Long-term investments consist of investments with maturities of greater than one year. The Company considers its investment portfolio of investments available-for-sale as defined by Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices.

As of September 30, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $29.7 million and an estimated fair value of $29.8 million and had an unrealized gain of $74,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

As of December 31, 2007, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $33.9 million and an estimated fair value of $34.1 million and had an unrealized gain of $107,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less.

As of September 30, 2008 and December 31, 2007, the Company had no long-term investments.

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

Guarantees:  The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of September 30, 2008 or December 31, 2007.

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

Income Taxes:    The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes  (SFAS 109). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007.  As a result of the implementation of FIN 48, no adjustment was required for unrecognized income tax benefits.  At the January 1, 2007 adoption date of FIN 48, and also at December 31, 2007 and September 30, 2008, there were no unrecognized tax benefits.

Translation of Foreign Currencies:    Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007, gains from transactions in foreign currencies were $132,000, $43,000 and $30,000, respectively, and for the nine months ended September 30, 2007 losses from transactions in foreign currencies were $9,000, all of which are included in the consolidated statements of operations and comprehensive loss.

Share-Based Compensation:    Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004) “Share-Based Payments” (SFAS 123R) which required it to recognize the expense related to the fair value of stock-based compensation awards in the consolidated statement of operations. The Company elected to follow the modified prospective transition method allowed by SFAS 123R, and therefore, only applied the provisions of SFAS 123R to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006, it is recognizing compensation expense in the consolidated statement of operations over the remaining vesting period. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to adopt the alternative transition method provided in FASB issued Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation that were outstanding upon adoption of FAS 123R.

Net Loss Per Share:    Net loss per share is computed under SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options, which are potentially dilutive, totaling 8,617,419 and 6,886,427, were outstanding at September 30, 2008 and 2007, respectively.

Comprehensive Income (Loss):    The Company accounts for comprehensive income (loss) under SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Business Segments:    The Company discloses business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information  (SFAS No. 131). The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company has evaluated its business activities that are regularly reviewed by the Chief Executive Officer and that have discrete financial information available. As a result of this evaluation, and prior to the closure of the Company’s Liege-based research facility, the Company determined that it has one segment with operations in two geographic locations.  As of September 30, 2008 and December 31, 2007, the Company had approximately  $159,000 and $738,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States.  For the three and nine months ended September 30, 2008 and 2007, the Company did not have any external revenue outside of the United States.

Recent Accounting Pronouncements:    On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The Company is evaluating the impact, if any, this Standard will have on its financial statements.

3. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement” (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  In accordance with the provisions of FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on its non-financial assets and liabilities.

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

The following table presents information about the Company’s financial assets that have been measured at fair value as of September 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42.5	$42.5	$—	$—
Marketable debt securities	29.8	29.8	—	—
Total	$72.3	$72.3	$—	$—

     As of September 30, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with SFAS 157.  The fair values of our cash equivalents and marketable debt securities are determined through market, observable and corroborated sources.  The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

4. STRATEGIC COLLABORATIONS

sanofi-aventis

In February 2008, the Company entered into an exclusive worldwide license with sanofi-aventis for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product, as well as a non-exclusive license to the Company’s proprietary antibody phage display technology.  Under these licenses, the Company is eligible to receive royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis.  As an exclusive licensee, sanofi-aventis will be responsible for the ongoing development, commercialization and consolidation of sales of DX-2240.  For certain other future antibody product candidates discovered by sanofi-aventis, the Company will retain co-development and profit sharing rights, while sanofi-aventis will maintain ultimate responsibility for development and commercialization, and will book sales worldwide.

As a result of these agreements, the Company received approximately $24.7 million of cash, net of taxes, in 2008.  Approximately $5.0 million was for the upfront DX-2240 license fee, $1.5 million was for a license fee for Dyax’s proprietary antibody phage display technology, approximately $10.0 million is a transfer fee for DX-2240 inventory and know-how, and an additional $8.5 million was paid upon the transfer of additional specified deliverables.  The Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) to determine whether the performance obligations under these agreements could be accounted for as a single unit or multiple units of accounting. The Company determined that these performance obligations represented a single unit of accounting.  As the Company has established fair value in relation to the antibody phage display technology license the Company will be recognizing the revenue over the performance period.  The revenue associated with the DX-2240 exclusive license, as well as for inventory and specified reports, has been deferred and will be recorded when all revenue recognition criteria have been met.  As of September 30, 2008 the Company has recorded $23.2 million of deferred revenue associated with the DX-2240 exclusive license agreement which is reflected on the accompanying consolidated balance sheet.  The Company recognized revenue of $104,000 and $426,000 for the three and nine months ended September 30, 2008, respectively, related to the sanofi-aventis library license.

Cubist Pharmaceuticals, Inc.

In April 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery.  Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.  The Company will be eligible to receive additional clinical, regulatory and sales-based milestone payments. The Company is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement also provides an option for the Company to retain certain US co-promotion rights. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this agreement, including development, participation in steering committees, and manufacturing services should be accounted for as a single unit or multiple units of accounting.

As a result of this agreement, the Company received a $15.0 million license fee in the second quarter of 2008.  Additionally, the Company billed Cubist $551,000 and $1.2 million for reimbursement of costs related to the Phase 2 Kalahari 1 trial incurred during the third quarter and second quarter of 2008, respectively.  These amounts, and any future reimbursements and milestones, are being recorded as revenue over the remaining development period of DX-88 in the Cubist territory, which is currently estimated at five years.  The Company will continue to reassess the length of the estimated development period based upon the completed effort.  As of September 30, 2008, the Company had $14.6 million in deferred revenue related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.  The Company recognized revenue of $786,000 and $1.6 million for the three and nine months ended September 30, 2008, respectively, related to this agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Accounts payable	$1,876	$3,288
Accrued employee compensation and related taxes	4,426	3,892
Accrued external research and development and contract manufacturing	3,363	1,815
Accrued license fee expense	2,159	545
Other accrued liabilities	1,802	997
	$13,626	$10,537

6. NOTE PAYABLE

In August 2008, the Company entered into a $50.0 million loan agreement with Cowen Healthcare Royalty Partners, LP (“Cowen Healthcare”) secured by the Company’s phage display Licensing and Funded Research Program (LFRP).  The Company used $35.1 million from the proceeds of this loan to pay off the debt to Paul Royalty (see note 7).

The loan, which matures in August 2016, bears interest at an annual rate of 16%, payable quarterly.  The loan may be prepaid without penalty, in whole or in part, beginning on the third anniversary of the closing date.  In connection with this loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by Dyax through the license of such intellectual property related to the LFRP.  The loan agreement does not apply to the Company’s internal drug development or to any of the Company’s co-development programs. Upon repayment of the loan, all rights to the LFRP revenues will revert to the Company. In connection with the loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at a 50% premium over the 30-day average closing price. The warrant has an eight-year term and is exercisable beginning on the one-year anniversary of the closing date.  The Company has estimated the relative fair value of the warrant to be $853,000, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an 8 year expected term and an expected dividend yield of zero.  The relative fair value of the warrant is recorded in additional paid-in capital on the Company’s consolidated balance sheet.

Under the terms of the agreement, the Company is required to repay the loan by assigning to Cowen Healthcare a portion of the annual net LFRP receipts.  The portion assigned to Cowen Healthcare is tiered as follows:  75% of the first $10 million in annual included LFRP receipts, 50% of the next $5 million and 0% of annual included LFRP receipts over $15 million until June 30, 2013.  After June 30, 2013, and until the maturity date or the complete amortization of the loan, Cowen Healthcare will receive 75% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP revenues for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company.  After five years, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million loan amount.

The upfront cash payment of $50.0 million was recorded as a note payable on the Company’s consolidated balance sheet.  The Company recorded and paid $1.3 million in interest expense related to this note for the three and nine months ended September 30, 2008.  The note payable balance is offset by the $853,000 for the warrant, and $400,000 recorded as a discount against the note for a payment made to Cowen Healthcare for investor fees in conjunction with signing the agreement.  Each of these is being accreted over the life of the note.  The Company recorded $25,000 of accretion associated with the debt discount and the warrants in the three and nine months ended September 30, 2008.

7. LONG-TERM OBLIGATIONS

In August 2006, the Company entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP, an affiliate of Paul Capital Partners, under which it received an upfront payment of $30 million.  In exchange for this payment, the Company assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by it under the LFRP through 2017.  This agreement was extinguished in August 2008 using proceeds from the Cowen Healthcare note payable, at which time all Paul Royalty rights to LFRP receipts were terminated (see note 6).

Under the terms of the agreement, Paul Royalty was assigned a portion of the annual net LFRP receipts.  The portion assigned to Paul Royalty was tiered as follows:  70% of the first $15 million in annual receipts, 20% of the next $5 million, and 1% of any receipts above $20 million.  The agreement also provided for annual guaranteed minimum payments to Paul Royalty, which start at $1.75 million through 2007 and increased to $3.5 million in 2008.  Paul Royalty’s rights to receive a portion of LFRP receipts were to have continued for up to 12 years, depending upon the performance of the LFRP.

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts, which approximates $82.1 million in total payments to Paul Royalty.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $4.1 million and $6.0 million for the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008 and 2007, the Company made payments totaling $40.2 million and $3.3 million, respectively, related to this obligation to Paul Royalty including the 2008 pay-off amounts.

On August 5, 2008, the Company paid off this loan with a $35.1 million cash payment of which $27.0 million was allocated to the principal amount, and $8.1 million was recorded as loss on extinguishment of debt on the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2008.  As of September 30, 2008, there was no outstanding debt balance under this agreement.  The debt balance was $28.1 million at December 31, 2007 and is included in long-term obligations on the Company’s consolidated balance sheet.

The Company capitalized $257,000 of debt issuance costs related to this agreement which, prior to August 5, 2008, was being amortized over the term of the related debt using the effective interest method.  In August 2008, the unamortized debt issuance costs were fully amortized, and $212,000 of expense is included in loss on extinguishment of debt.

8. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION

On July 15, 2008, the Company received $10.0 million from the sale of 2,008,032 shares of its common stock in a private equity placement at $4.98 per share.

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan as amended to date (the “Plan”) is an equity plan that is intended to attract and retain employees, provide an incentive for them to assist the Company to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.  The Plan provides that equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock, may be granted to employees, directors and consultants of the Company by action of the Compensation Committee of the Board of Directors.  The Plan provides that options may only be granted at the current fair market value on the date of grant. The Compensation Committee generally grants options that vest ratably over a 48 month period, and expire within ten years from date of grant unless terminated earlier by death, retirement or other termination.  At September 30, 2008, a total of 1,862,669 shares were reserved and available for issuance under the Plan.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan as amended to date (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock at a discount from fair market value.

Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. There were 49,970 and 49,967 shares purchased under the employee stock purchase plan during the three months ended September 30, 2008 and 2007, respectively, and 99,941 and 99,938 shares purchased under the employee stock purchase plan during the nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, a total of 163,951 shares were reserved and available for issuance under this plan.

Stock-Based Compensation Expense

The following table reflects stock compensation expense recorded during the three and nine months ended September 30, 2008 and 2007 in accordance with SFAS 123R (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Compensation expense related to:
Equity incentive plan	$1,147	$767	$3,259	$1,998
Employee stock purchase plan	43	30	87	83
	$1,190	$797	$3,346	$2,081

Stock-based compensation expense charged to:
Research and development expenses	$609	$445	$1,888	$1,122

General and administrative expenses	$581	$352	$1,458	$959

9. RESTRUCTURING CHARGES AND IMPAIRMENT OF FIXED ASSETS

During 2008, a charge of approximately $4.6 million was recorded in connection with the closure of the Company’s Liege-based research facility.  The following table reflects restructuring charges through September 30, 2008 (in thousands):

	Employee Termination Costs	Contract Termination Costs	Other Exit Costs	Total
Accrued restructuring balance as of January 1, 2008	$—	$—	$—	$—
Provision for the six months ended June 30, 2008	2,828	670	257	3,755
Utilization	—	—	(112)	(112)
Accrued restructuring balance as of June 30, 2008	$2,828	$670	$145	$3,643
Provision for the quarter ended September 30, 2008	753	18	105	876
Utilization	(2,976)	(563)	(54)	$(3,593)
Changes in foreign exchange	(207)	(36)	—	(243)
Accrued restructuring balance as of September 30, 2008	$398	$89	$196	$683

During the second quarter of 2008, a charge of approximately $352,000 was recorded for the impairment of fixed assets in connection with the closure of the Company’s Liege-based research facility.  The expected proceeds from the sale of the Company’s Liege assets with a remaining net book value were estimated in order to determine the impairment charge recorded in the nine months ending September 30, 2008.

The Company has received an €825,000 grant from the Walloon region of Belgium, which is included in short-term liabilities on the consolidated balance sheet. This amount translates to approximately $1.2 million as of September 30, 2008. This grant includes specific criteria regarding employment and investment levels that need to be met. The employment criteria requirement was met in 2006. The investment criteria have not been met as of September 30, 2008. Pursuant to the closure of the Liege facility the Company is working with the Wallon region to determine what portion of the amounts received will need to be refunded.

10. INVESTMENT IN JOINT VENTURE (DYAX-GENZYME LLC) AND OTHER RELATED PARTY TRANSACTIONS

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

On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration.  Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC’s assets to Dyax, including the $17.0 million cash payment.  In exchange, Dyax issued 4.4 million shares of its common stock to Genzyme.  As a result of the termination, the rights to DX-88, previously held by the joint venture, were returned to Dyax. Dyax’s acquisition of Genzyme’s 49.99% portion of the LLC was accounted for as a purchase of assets in exchange for 4.4 million shares of the Company’s common stock.  Genzyme also provided transition services to Dyax for a period following the termination of our agreements.  For the nine months ended September 30, 2007 the transitional service fee totaled $1.1 million.  The LLC has been dissolved and no further transitional service fees are expected to be incurred in 2008 or in the future.

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

At September 30, 2008 and December 31, 2007, Genzyme owned approximately 7.9% and 8.2%, respectively, of the Company’s common stock outstanding.

11. INCOME TAXES

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007 and September 30, 2008, the Company had no accrued interest or penalties related to uncertain tax positions.  The tax years 1989 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

OVERVIEW

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on oncology and inflammatory indications.  We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development.  This phage display technology fuels our internal pipeline of promising drug candidates, attracts numerous licensees and collaborators, and has the potential to generate important revenues in the future.

Our lead product candidate, DX-88 (ecallantide), is a recombinant highly specific inhibitor of human plasma kallikrein.  We are currently developing DX-88 through collaborations with other biotechnology and pharmaceutical companies in two separate indications.

The most advanced indication for DX-88 is in the treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition.  On September 23, 2008, we submitted a Biologics License Application (BLA) with the FDA for the use of DX-88 for the treatment of HAE.  If our application is accepted, we except to receive our Prescription Drug User Free Act (PDUFA) date within 74 days of our BLA submission.  In this indication, we have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration.  The second Phase 3 trial, known as EDEMA4, was conducted under a Special Protocol Assessment (SPA).  DX-88 has orphan drug designation in the United States and European Union, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE.

If the BLA is approved, we intend to independently market and sell DX-88 in the United States.  We are currently negotiating with potential partners for a European license to DX-88 in angioedema indications.

Outside of HAE and other angioedemas, DX-88 is also being developed in an additional indication that involves the use of DX-88 for the prevention of blood loss during surgery.  In this indication, we have completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures.  On April 23, 2008, we entered into an exclusive license and collaboration agreement with Cubist, for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery.  Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

In addition to DX-88, we have identified two product candidates for preclinical development, DX-2240 and DX-2400, two fully human monoclonal antibodies with unique mechanisms of action in attacking cancerous tumors. In February 2008, we entered into an exclusive license agreement with sanofi-aventis under which sanofi-aventis will be responsible for the continued development of DX-2240.

All of the compounds in our pipeline were discovered using our proprietary phage display technology, which allows us to rapidly identify product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through this program, which we refer to as our LFRP, we have agreements with more than 70 licensees and collaborators, which have resulted in 13 product candidates that licensed third parties have advanced into clinical trials and one product with market approval from the FDA. A portion of the current and future revenues generated through the LFRP will be used to repay the loan we received from Cowen Healthcare in August 2008.

We have incurred net losses since our inception, including net losses of $26.6 million and $72.9 million for the three and nine months, respectively, ended September 30, 2008.  We expect to incur significant additional net losses over at least the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase, particularly with respect to our current lead product candidate, DX-88.  Our revenues and operating results have fluctuated on a quarter to quarter basis and we expect these fluctuations to continue in the future.

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

•                  In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as EDEMA3, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks.  Primary and secondary endpoints for the EDEMA3 trial were met with statistical significance.

•                  In June 2008 we completed a second Phase 3 study, known as EDEMA4. The trial was a 96-patient, multi-center study conducted at 42 sites in the United States and Canada. The trial was conducted as a double-blind, placebo-controlled study in which HAE patients received a single 30 mg subcutaneous dose of DX-88 or placebo. This trial, conducted under an S.P.A., was intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and to further assess the efficacy and safety of DX-88.  Primary and secondary endpoints for the EDEMA4 trial were met with statistical significance.

•                  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

Based on the positive safety and efficacy results from our EDEMA4 and EDEMA3 trials, we submitted our BLA to the FDA on September 23, 2008.  If our application is accepted, we except to receive our PDUFA date within 74 days of our BLA submission.

Given our familiarity with the HAE market and its relatively small number of treating allergists, we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional partnerships for distribution in other major markets.  However, because regulatory approvals for new pharmaceutical products can be and often are significantly delayed or refused for numerous reasons, including those described in Part II, Item 1a “Risk Factors”, DX-88 may not be approved on the timeline we expect, or at all.

During the three months ended September 30, 2008 (the “2008 Quarter”), the research and development expenses on the HAE program totaled $8.3 million compared with $5.9 million in the three months ended September 30, 2007 (the “2007 Quarter”). During the nine months ended September 30, 2008 (the “2008 Period”), the research and development expenses on this program totaled $25.4 million compared with $22.3 million in the nine months ended September 30, 2007 (the “2007 Period”).  Net of reimbursements under the Dyax-Genzyme joint venture of $7.0 million and charges for our equity loss in the joint venture of $3.8 million, HAE program costs in the 2007 Period were $19.1 million.  The increase in spending from 2007 to 2008 is attributable to increased clinical costs for our EDEMA4 Phase 3 study as well as an increase in personnel expenses required to support the advancement of the HAE program, which was partially offset by a decrease in manufacturing costs related to the process validation campaign completed in 2007 and a decrease in preclinical study costs. We estimate the total costs to approval of DX-88 for HAE in the United States after September 30, 2008 to be in the range of $25 million to $35 million, including pre-approval manufacturing and commerical launch preparation.

Through February 20, 2007, all development activities related to DX-88 for HAE were conducted in collaboration with Genzyme Corporation and managed through Dyax—Genzyme LLC, a jointly owned limited liability company. On February 20, 2007, we reached a mutual agreement with Genzyme to terminate our collaboration.  See Part 1, Item 1, Notes to Unaudited Consolidated Financial Statements, Note 9 “Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions” for additional information regarding this agreement.  Dyax—Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program in the first quarter of 2007 until the termination of the collaboration.  This reimbursement was recorded as research and development expenses reimbursed by joint venture (Dyax—Genzyme LLC) in our consolidated statements of operations and comprehensive loss.  In the nine months ended September 30, 2007, Dyax—Genzyme LLC reimbursed us $7.0 million for our expenses relating to the program.  Our portion of the LLC losses were separately classified as equity loss in joint venture on our consolidated statements of operations and comprehensive loss and were proportional to our 50.01% financial interest in the program.  Our portion of the losses was $3.8 million for the nine months ended September 30, 2007.

Under the terms of the termination agreement, we received all of the assets of Dyax-Genzyme LLC, including fixed assets, the rights to DX-88 worldwide, and a $17.0 million cash payment made by Genzyme to the LLC in connection with the termination, which has been used to fund the development of DX-88 for HAE.

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

Having determined that the existing experience from the Phase 2 Kalahari 1 trial is sufficient to help with the design of a subsequent dose-ranging trial, Cubist closed the study at the end of June.  Based on the top-line results from the Kalahari 1 trial, Cubist is now focusing on initiating a dose ranging Phase 2 trial in primary CABG patients before year end, followed shortly by the start of a second Phase 2 trial in high risk patients.  Using the clinical experiences from both Phase 2 studies, Cubist anticipates a mid-2010 meeting with the FDA regarding Phase 3 trial design.

During the 2008 Quarter, research and development expenses for the CTS program totaled $760,000 compared to $745,000 for the 2007 Quarter.  Dyax has billed Cubist $551,000 for reimbursement of services related to the Phase 2 Kalahari 1 trial incurred during the third quarter of 2008.

Goals for DX-88 Clinical Development Program.  Our goal for our ongoing clinical development program for DX-88 is to obtain marketing approval from the FDA and analogous international regulatory agencies for the HAE indication. Material cash inflows from this program, other than upfront and milestone payments from any collaboration we may enter into, will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for HAE. Because of the many risks and uncertainties related to the receipt of marketing approvals and acceptance in the marketplace, as well as uncertainties related to clinical trials for other indications, we cannot predict when material cash inflows from the DX-88 program will commence, if ever.

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

Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with other antiangiogenic therapies, such as Genentech’s Avastin® and Bayer’s Nexavar®, and other chemotherapeutic agents. In February 2008, we entered into a license agreement with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product. As a result of this agreement, we received approximately $15 million of cash in the first quarter of 2008.  Of this $15 million, approximately $5 million is for the upfront product license fee and approximately $10 million is a transfer fee for DX-2240 inventory and know-how.  We received an additional $8.5 million in the second quarter of 2008 for delivery of additional specified deliverables.  Under the terms of this agreement we are eligible to receive up to $233 million in milestone payments, as well as tiered royalties based on sales of DX-2240 by sanofi-aventis.  We do not expect to incur any further costs in the development of DX-2240.

Our DX-2400 antibody is a novel protease inhibitor that specifically inhibits matrix metalloproteinase 14 (MMP-14) on tumor cells and tumor blood vessels. DX-2400 offers a potential treatment for a broad range of solid tumors. It has been shown to significantly inhibit tumor growth, metastasis and angiogenesis in multiple preclinical models in a dose-responsive manner.

In total, these programs represented approximately $7.5 million of our research and development expenses during the 2008 Quarter.

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

Our Business Strategy

Our business strategy is to build a broad portfolio of biotherapeutic products identified using our proprietary phage display technology. We intend to accomplish this through the following activities:

•                  Focus our efforts on obtaining approval and commercializing DX-88 for the treatment of HAE;

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees. Revenue increased to $5.5 million in the 2008 Quarter from $2.6 million in the 2007 Quarter, an increase of $2.9 million. This increase primarily relates to a $1.6 million of revenue related to library license milestones in the 2008 Quarter and $786,000 in revenue from our agreement with Cubist.  Additionally, funded research increased $964,000 due primarily to a milestone payment in the 2008 Quarter, which is partially offset by a decrease in other patent and library licensing revenue totaling $552,000.

Research and Development.   Our research and development expenses for the 2008 and 2007 Quarters were $16.5 million and $12.8 million, respectively.

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research and clinical trials and to manufacture drug material prior to FDA approval.

Research and development expense increased by $3.7 million compared to the 2007 Quarter.  The increase is primarily due to higher costs for our DX-88 for HAE program of $2.5 million and pass-through license fees related to our LFRP revenue of $1.8 million.  These increases are partially offset by a decrease in preclinical expenses for DX-88 of $640,000.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $4.9 million for the 2008 Quarter compared to $3.8 million for the 2007 Quarter.  The higher costs in the 2008 Quarter were primarily due to increased infrastructure to support the planned commercialization of DX-88 for HAE.

Interest Expense.  Interest expense decreased $330,000 from $2.3 million in the 2007 Quarter to $2.0 million in the 2008 Quarter.  This decrease is due to a decrease in non-cash interest from our revenue assignment agreements.

Restructuring and Impairment.  In the 2008 Quarter we incurred restructuring fees of $876,000 related to the closing of our Liege based research facility.  There was no impairment of fixed assets in the 2008 Quarter.

Loss on Extinguishment of Debt.  In the 2008 Quarter we incurred a one-time loss on extinguishment of debt of $8.3 million related to fully paying off our debt with Paul Royalty.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenue.   Substantially all our revenue has come from licensing, funded research and development activities, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees. Revenue increased to $12.0 million in the 2008 Period from $7.9 million in the 2007 Period, an increase of $4.1 million. This increase primarily relates to an increase of $2.1 million in library license revenue due to milestone and product license revenue under the LFRP.  We also recognized $1.6 million in revenue from our agreement with Cubist.

Research and Development.   Our research and development expenses for the 2008 and 2007 Periods are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Research and development expenses per consolidated statements of operations and comprehensive loss	$51,641	$48,635
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(7,000)
Net research and development expenses	51,641	41,635
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	3,831
Research and development expenses adjusted to include equity loss in joint venture	$51,641	$45,466

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

Research and development expense increased by $3.0 million compared to the 2007 Period.  This increase is due to a net increase in development spending of $6.0 million and an increase of $4.9 million in license fees partially offset by a savings of $6.2 million from the completion of DX-88 manufacturing activities in 2007 and $1.3 million from the closure of our Liege operations.

Included in the net $6.0 million increase of development spending for the 2008 Period was a $6.6 million increase primarily for clinical trial costs and internal expenses to support the advancement of DX-88 for HAE and a $1.6 million increase in clinical trial costs for DX-88 for on-pump CTS. These increases were partially offset by a decrease of $2.1 million in development spending on DX-2240. The $4.9 million increase in license fees included a one-time fee of $2.0 million for the license of DX-2240 to sanofi-aventis as well as an increase of $2.9 million in pass-through license fees related to our LFRP revenue.

Combining our net research and development expenses and our equity loss in joint venture to show our total expenses for research and development, our adjusted net research and development expenses increased $6.2 million from 2007 to 2008 due primarily to the termination of the collaboration with Genzyme, which caused a decrease in reimbursement by the Dyax-Genzyme LLC joint venture, and an offsetting decrease in our equity loss in joint venture.

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

General and Administrative.   Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $15.6 million for the 2008 Period compared to $11.4 million for the 2007 Period.  The higher costs in 2008 were primarily due to increased infrastructure to support the planned commercialization of DX-88 for HAE.

Interest Expense. Interest expense decreased $1.2 million from $6.8 million in the 2007 Period to $5.6 million in the 2008 Period.  This decrease is due to a decrease in interest expense from the loan with Genzyme that was fully paid in the third quarter of 2007, and a decrease in non-cash interest from our revenue assignment agreements.

Restructuring and Impairment.  In the 2008 Period we incurred restructuring fees of $4.6 million, and recorded an impairment charge related to fixed assets of $352,000 related to the closing of our Liege based research facility.

Loss on Extinguishment of Debt.  In the 2008 Period we incurred a one-time loss on extinguishment of debt of $8.3 million related to fully paying off our debt with Paul Royalty.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2008	December 31,2007
Cash, cash equivalents and short-term investments (in thousands)	$74,530	$63,411

Condensed Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net loss	$(72,886)	$(53,240)
Depreciation and amortization	2,731	2,708
Non-cash interest expense	5,347	6,038
Compensation expenses associated with stock-based compensation plans	3,346	2,081
Extinguishment of debt	8,264	—
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831
Other changes in operating activities	(130)	(765)
Changes in operating assets and liabilities	45,239	1,477
Net cash used in operating activities	(8,089)	(37,870)
Change in marketable securities	4,241	17,222
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000
Other changes in investing activities	275	2,569
Net cash provided by investing activities	4,516	36,791
Proceeds from note payable	49,600	402
Repayment of Paul Royalty on extinguishment of debt	(35,080)	(11,647)
Repayment of other long-term obligations	(7,906)	—
Other changes in financing activities	12,316	41,841
Net cash provided by financing activities	18,930	30,596
Effect of foreign currency translation on cash balances	49	13
Net increase in cash and cash equivalents	15,406	$29,530

We require cash to fund our operating expenses, to make capital expenditures and acquisitions and to pay debt service. Through September 30, 2008, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $296 million, including proceeds of $10.0 million from our sale of stock in July 2008, and through debt proceeds. We also generate funds from biopharmaceutical product development and license fee revenue and long-term obligations.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Our operating activities used cash of $8.1 million in the 2008 Period compared with $37.9 million in the 2007 Period.  Our cash used in operating activities for the 2008 Quarter consisted primarily of our net loss of $72.9 million, offset by changes in operating assets and liabilities of $45.2 million, extinguishment of debt of $8.3 million, non-cash interest expense related to our royalty assignment agreements of $5.3 million and depreciation and amortization of fixed assets and intangibles totaling $2.7 million.  The change in operating assets and liabilities includes an increase in deferred revenue of $41.0 million, primarily due to the license agreements with sanofi-aventis and Cubist, and an increase in accounts payable and accrued expenses of $3.2 million.  Our cash used in operating activities for the 2007 Period consisted primarily of our net loss of $53.2 million offset by adjustments for non-cash items, including equity loss in joint venture (Dyax-Genzyme LLC) of $3.8 million, interest expense related to the Paul Royalty agreement of $6.0 million, depreciation and amortization of fixed assets and intangibles totaling $2.7 million, compensation expense associated with stock-based compensation plans totaling $2.1 million and a $1.5 million change in operating assets and liabilities.  The change in operating assets and liabilities included an increase in accounts payable and accrued expenses of $2.5 million, a decrease in accounts receivable of $1.4 million, a decrease in amount due from the joint venture (Dyax-Genzyme LLC) totaling $1.4 million, and a decrease in amount due to the joint venture (Dyax-Genzyme LLC) totaling $967,000.

Our investing activities provided cash of $4.5 million in the 2008 Period, compared with $36.8 million in the 2007 Period.  Our investing activities for the 2008 Period are primarily due to a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts and the timing of the maturity of our investments.  This is offset by $1.4 million purchase of fixed assets.  Our investing activities for the 2007 Period included $17.0 million received in the purchase of the joint venture (Dyax-Genzyme LLC), contributions to Dyax-Genzyme LLC of $3.8 million and the timing of the maturity of our short-term investments.

 Our financing activities provided cash of $18.9 million in the 2008 Period, compared with $30.6 million in the 2007 Period.  Our financing activities for the 2008 Period primarily consisted of net proceeds of $49.6 million from our note payable to Cowen Healthcare, a $10.0 million sale of common stock, proceeds from long-term obligations of $1.1 million and proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options.  These are partially offset by repayment of the Paul Royalty loan on extinguishment of debt of $35.1 million and repayment of other long-term obligations of $7.9 million.  Our financing activities for the 2007 Period primarily consist of the net proceeds of $41.3 from our July underwritten public offering, offset by the repayment of long-term obligations of $11.6 million, which includes $7.2 million to pay off the Genzyme note, and payments to Paul Royalty.

We have financed fixed asset acquisitions through capital leases. These obligations are collateralized by the assets under lease.

We believe that our net 2008 cash consumption would be less than $20.0 million.  Currently, we believe we have sufficient cash reserves to fund current operations well into 2009.  For the foreseeable future, we expect to continue to fund any deficit from our operations through the sale of additional equity or debt securities and new collaborations. The sale of any equity or debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain any additional collaborations or any required additional financing, we may be required to significantly curtail our planned research, development and commercialization activities, which could harm our business prospects.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Contractual Obligations,” we described our commitments and contingencies. In August 2008, we entered into a $50.0 million loan agreement with Cowen Healthcare secured by our phage display LFRP. We used $35.1 million from the proceeds of this loan to pay off the debt to Paul Royalty. There were no other material changes in our commitments and contingencies in the quarter ended September 30, 2008.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2007, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, royalty interest obligation, share-based compensation and valuation of long-lived and intangible assets. We reviewed our policies and determined that those policies remain our most critical accounting policies for the quarter ended September 30, 2008.

Royalty Interest Obligation.  Prior to August 2008, under our Royalty Interest Assignment Agreement with Paul Royalty, we had recorded the upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty as a debt instrument. Based upon our best estimate of future royalty interest obligation payments, interest expense was calculated using the effective interest method. Out best estimate of future royalty interest obligation payments was based upon returning to Paul Royalty an internal rate of return of 25% through future net LFRP receipts. As of August 2008, we have paid off this loan and no longer estimate interest on this agreement. In August 2008 we signed a royalty interest obligation with Cowen Healthcare. We do not need to estimate interest on that loan, as it is fixed at 16%.

There have been no other changes to our critical accounting in the third quarter of 2008.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE OPERATIONS AND RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our results of operations, financial resources, research and development programs, pre-clinical studies, clinical trials and collaborations.  Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete.  The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements.  Important factors which may affect future operating results, research and development programs, pre-clinical studies, clinical trials, and collaborations include, without limitation, those set forth in Part II, Item 1A entitled “Risk Factors”.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term and long-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, and obligations of U.S. government agencies, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2008, we had cash, cash equivalents, and short-term investments of approximately $74.5 million.  Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2008, we had $51.8 million outstanding under long-term obligations and note payable.  Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations. The assumed interest rate under our terminated Royalty Interest Assignment Agreement with Paul Royalty was calculated using the effective interest method based upon estimated future royalty interest obligation payments and therefore was not subject to interest rate fluctuations.  Therefore our exposure to interest rate changes is immaterial.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements with parties located outside of the United States. Through September 30, 2008 we also have a research facility located in Europe.  Transactions under certain agreements between us and parties located outside of the United States, as well as transactions conducted by our foreign facility, are conducted in local foreign currencies. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1a –RISK FACTORS

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. Any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words or phrases of expectation or uncertainty like “believe,” “anticipate,” “plan,” “expect,” “intend,” “project,” “future,” “may,” “will,” “could,” “would” and similar words to help identify forward-looking statements.

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

Risks Related To Our Business

We have a history of net losses, expect to incur significant additional net losses and may never achieve or sustain profitability.

We have incurred net losses since our inception in 1989. We incurred net losses of $72.9 million for the nine months ended September 30, 2008 and $56.3 million, $50.3 million and $30.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of September 30, 2008, we had an accumulated deficit of approximately $361.8 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase, particularly with respect to our current lead product candidate, DX-88.

We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue. Currently, we generate revenue from collaborators through research and development funding and through license and maintenance fees that we receive in connection with the licensing of our phage display technology. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our current product candidates, including DX-88, and other products and continue to leverage our phage display technology to generate research funding and licensing revenue. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

We will need substantial additional capital in the future and may be unable to raise the capital that we will need to sustain our operations.

We require significant capital to fund our operations and develop and commercialize our product candidates.  Our future capital requirements will depend on many factors, including:

• the progress of our drug discovery and development programs;

• the timing and cost to develop, obtain regulatory approvals for and commercialize our product candidates, including the cost of developing sales and marketing capabilities prior to receipt of any regulatory approval of our product candidates;

• maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

• the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing products;

• our decision to manufacture materials used in our product candidates;

• competing technological and market developments;

• the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

• the amount and timing of additional capital equipment purchases; and

• the overall condition of the financial markets.

We expect that existing cash, cash equivalents, and short-term investments plus anticipated cash flow from product development, collaborations and license fees will be sufficient to support our current operations well into 2009. We may, however, need or choose to raise additional funds before then. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

We may seek additional funding through collaborative arrangements and public or private financings. We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders and if we are unable to obtain funding on a timely basis, we may be required to significantly curtail our research, development or commercialization programs which could adversely affect our business prospects.

Our biopharmaceutical product candidates must undergo rigorous clinical trials and regulatory approvals, which could substantially delay or prevent their development or marketing.

Before we can commercialize any biopharmaceutical product, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies. This process is lengthy and expensive, and approval is never certain. Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We cannot accurately predict when planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating. For example, four other companies are conducting clinical trials of treatments for HAE and have announced plans for trials that are seeking or likely to seek patients with HAE. As a result of all of these factors, our trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

Although we have estimated elsewhere in this Quarterly Report on Form 10-Q when we might obtain regulatory approval of DX-88 for HAE, because of the risks and uncertainties in biopharmaceutical development, products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

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

We developed the protocol for our EDEMA4 clinical trial utilizing the FDA’s Special Protocol Assessment, or SPA, process. This process is designed to provide a reasonable level of certainty to sponsors of investigational drugs that the FDA will not question the adequacy of a pivotal clinical trial once the related protocol has been reviewed and cleared by the FDA. However, the SPA process does not preclude the FDA from raising new concerns at any time during the review process, and applicable FDA regulation further provides that FDA can require trial design changes if there arises a substantial scientific issue essential to determining the safety or effectiveness of the drug. Consequently, the FDA may ultimately not accept our EDEMA4 trial design as adequate to support regulatory approval, regardless of the clinical results obtained.

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

        As a result we may experience delays in the commercialization of our biopharmaceuticals and we may be unable to compete effectively which would adversely impact our business, operating results and financial condition.

Because we currently lack the resources, capability and experience necessary to manufacture biopharmaceuticals, we will depend on third parties to perform this function, which may adversely affect our ability to commercialize any biopharmaceuticals we may develop.

We do not currently operate manufacturing facilities for the clinical or commercial production of biopharmaceuticals and do not plan to have that capacity for the foreseeable future. We also lack the resources, capability and experience necessary to manufacture biopharmaceuticals. As a result, we will depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates in a timely and effective manner and in accordance with government regulations. If these types of third party arrangements are not successful, it would adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

We have identified only a few facilities that are capable of producing material for preclinical and clinical studies and we cannot assure you that they will be able to supply sufficient clinical materials during the clinical development of our biopharmaceutical candidates. There is no assurance that contractors will have the capacity to manufacture or test our products at the required scale and within the required time frame or that the supply of clinical materials can be maintained during the clinical development of our biopharmaceutical candidates.

We will also be dependent on a contract manufacturer to produce DX-88 for HAE, if it is approved for sale.  They will be subject to ongoing periodic inspection by the FDA and corresponding foreign agencies to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. We have limited control over our contract manufacturer maintaining adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to further develop, obtain regulatory approval for or market DX-88 and would adversely impact our business.

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

In addition, the facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for the manufacturing facilities. Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with current Good Manufacturing Practices, or cGMPs, and similar regulatory requirements. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to find a distribution partner for our DX-88 product candidate outside the United States, we may be unable to generate significant revenues from, or recoup our investments in, DX-88.

We are familiar with the HAE patient community and its relatively small number of treating allergists, and we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional collaborations for distribution in other major market countries. If we are not able to find a suitable collaborator or collaborators, or we are unable to negotiate acceptable terms for a collaboration, we may not be able to fully develop and commercialize DX-88, which would adversely affect our business prospects and the value of our common stock.

Failure To Meet Our Cowen Healthcare Debt Service Obligations Could Adversely Affect Our Financial Condition And Our Loan Agreement Obligations Could Impair Our Operating Flexibility.

We entered into a Loan Agreement with Cowen Healthcare providing us with approximately $50 million.  The loan bears interest at a rate of 16% per annum payable quarterly and matures in August 2016. In connection with this loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to the LFRP. We are required to repay the loan based on a percentage of our LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2011.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare’s option, including a prepayment premium prior to August

2011. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

Our obligations under the Cowen Healthcare agreement require that we dedicate a substantial portion of cash flow from our LFRP revenues to service the loan, which will reduce the amount of cash flow available for other purposes. We cannot guarantee that the upfront payment that we received from Cowen Healthcare for these LFRP revenues will be sufficient to meet our loan obligations over the term of the agreement. If the LFRP fails to generate sufficient revenue to fund the quarterly principal and interest payments to Cowen, we will be required to fund such obligations from cash on hand or from other sources, further decreasing the funds available to operate our business. In the event that amounts due under the loan were accelerated, payment would significantly reduce our cash, cash equivalents and short-term investments and we may not have sufficient funds to pay the debt if any of it is accelerated.

As a result of the security interest granted to Cowen Healthcare, we may not sell our rights to part or all of those assets, or take certain other actions, without first obtaining the permission of Cowen. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

The obligations and restrictions under the Cowen Healthcare agreement may limit our operating flexibility, make it difficult to pursue our business strategy and make us more vulnerable to economic downturns and adverse developments in our business.

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

Our business strategy includes leveraging some of our product candidates, as well as our proprietary phage display technology, through collaborations and licenses that are structured to generate revenues through license fees, technical and clinical milestone payments, and royalties. We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements with third parties to develop, manufacture and market drug candidates and drug products.

In addition, for us to continue to receive any significant payments from our LFRP related licenses and collaborations and generate sufficient revenues to meet the required payments under our agreement with Cowen Healthcare, the relevant product candidates must advance through clinical trials, establish safety and efficacy, and achieve regulatory approvals and market acceptance.

Reliance on license and collaboration agreements involves a number of risks as our licensees and collaborators:

• are not obligated to develop or market product candidates discovered using our phage display technology;

• may not perform their obligations as expected, or may pursue alternative technologies or develop competing products;

• control many of the decisions with respect to research, clinical trials and commercialization of product candidates we discover or develop with them or have licensed to them;

• may terminate their collaborative arrangements with us under specified circumstances, including, for example, a change of control, with short notice; and

• may disagree with us as to whether a milestone or royalty payment is due or as to the amount that is due under the terms of our collaborative arrangements.

We cannot assure you that we will be able to maintain our current licensing and collaborative efforts, nor can we assure the success of any current or future licensing and collaborative relationships. An inability to establish new relationships on terms favorable to us, work successfully with current licensees and collaborators, or failure of any significant portion of our LFRP related licensing and collaborative efforts would result in a material adverse impact on our business, operating results and financial condition .

We and our collaborators may not be able to gain market acceptance of our biopharmaceutical product candidates, which could adversely affect our revenues.

We cannot be certain that any of our biopharmaceutical product candidates, even if successfully approved by the regulatory authorities, will gain market acceptance among physicians, patients, healthcare payors, pharmaceutical manufacturers or others. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy of our biopharmaceutical candidates and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of our biopharmaceutical candidates will depend on a number of factors, including:

• their clinical efficacy and safety;

• their cost-effectiveness;

• their potential advantage over alternative treatment methods;

• their marketing and distribution support;

• reimbursement policies of government and third-party payors; and

• market penetration and pricing strategies of competing and future products.

If our products do not achieve significant market acceptance, our revenues could be adversely affected which would have a material adverse effect on our business, financial condition, and results of operations.

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

For DX-88 as a treatment for HAE, our principal competitors include:

• Lev Pharmaceuticals, Inc. – On October 10, 2008, Lev received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze approval, which is for prophylaxis only against angioedema attacks in adolescent and adult patients with HAE, has orphan drug designation from the FDA.  Cinryze is expected to be commercially available only for prophylaxis against HAE later in the year.

• Jerini AG. – Jerini (acquired by Shire International) has filed for market approval from the FDA and EMEA for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. On July 15, 2008, the European Commission approved Jerini’s Marketing Authorization Application (MAA) for Firazyr®.  In June 2008, Jerini received a Not Approvable letter from the FDA. Firazyr® has orphan drug designations from both the FDA and EMEA.

• CSL Behring – CSL Behring currently markets Berinert®, a plasma-derived C1 esterase inhibitor that is approved for the treatment of HAE in several European countries. CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1-esterase inhibitor and in March 2008, filed for market approval with the FDA.

• Pharming Group N.V. – Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007 and March 2008, Pharming received negative opinions from the EMEA. In June 2008, Pharming announced Phase 3 clinical trial results and is expected to file a regulatory submission to FDA and EMEA later in 2008. Rhucin® has orphan drug designations from both the FDA and EMEA.

Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

For DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, our strategic partner Cubist’s principal competitor is Xanodyne Pharmaceuticals, Inc., which currently markets Amicar® (aminocaproic acid), for the reduction of blood loss during CTS procedures. A number of other organizations, including Novo Nordisk A/S and Vanderbilt University, are developing other products for this indication.

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

Our patent rights relating to our phage display technology are central to our LFRP. As part of the LFRP, we generally seek to negotiate license agreements with parties practicing technology covered by our patents. In countries where we do not have and/or have not applied for phage display patent rights, we will be unable to prevent others from using phage display or developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we may be unable to prevent others from selling or importing products or technologies derived elsewhere using phage display. Any inability to protect and enforce such phage display patent rights, whether by any inability to license or any invalidity of our patents or otherwise, could negatively affect future licensing opportunities and revenues from existing agreements under the LFRP.

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

We seek affirmative rights of license or ownership under existing patent rights relating to phage display technology of others. For example, through our patent licensing program, we have secured a limited freedom to practice some of these patent rights pursuant to our standard license agreement, which contains a covenant by the licensee that it will not sue us under certain of the licensee’s phage display improvement patents. We cannot guarantee, however, that we will be successful in enforcing any agreements from our licensees, including agreements not to sue under their phage display improvement patents, or in acquiring similar agreements in the future, or that we will be able to obtain commercially satisfactory licenses to the technology and patents of others. If we cannot obtain and maintain these licenses and enforce these agreements, this could have a material adverse impact on our business.

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

We would expect to incur substantial costs in connection with any litigation or patent proceeding. In addition, our management’s efforts would be diverted, regardless of the results of the litigation or proceeding. An unfavorable result could subject us to significant liabilities to third parties, require us to cease manufacturing or selling the affected products or using the affected processes, require us to license the disputed rights from third parties or result in awards of substantial damages against us. Our business will be harmed if we cannot obtain a license, can obtain a license only on terms we consider to be unacceptable or if we are unable to redesign our products or processes to avoid infringement.

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

Our revenues and operating results have fluctuated significantly on a quarter to quarter basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on:

• the cost of our increased research and development, manufacturing and commercialization expenses;

• the establishment of new collaborative and licensing arrangements;

• the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize our product candidates;

•  the timing, receipt and amount of payments, if any, from current and prospective collaborators, including the completion of certain milestones; and

• revenue recognition policies.

Our revenues and costs in any period are not reliable indicators of our future operating results. If the revenues we receive are less than the revenues we expect for a given fiscal period, then we may be unable to reduce our expenses quickly enough to compensate for the shortfall. In addition, our fluctuating operating results may fail to meet the expectations of securities analysts or investors which may cause the price of our common stock to decline.

If we lose or are unable to hire and retain qualified personnel, then we may not be able to develop our products or processes.

We are highly dependent on qualified scientific and management personnel, and we face intense competition from other companies and research and academic institutions for qualified personnel. If we lose an executive officer, a manager of one of our principal business units or research programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes may be delayed which would have an adverse effect on our business, financial condition, and results of operations.

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

We receive product development and license fees from international collaborations. We recognized revenue of approximately $12.0 million and $26.1 million for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively, from companies based outside of the United States. All of our revenue contracts are paid in United States dollars. We expect that international product development and license fees will continue to account for a significant percentage of our revenues for the foreseeable future. In addition, we have direct investments in subsidiaries located in the European Union. Our operations could be limited or disrupted, and the value of our direct investments may be diminished, by any of the following:

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

Risks Related To Our Common Stock

Our common stock may continue to have a volatile public trading price and low trading volume.

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through October 27, 2008, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

Many factors may have an effect on the market price of our common stock, including:

• public announcements by us, our competitors or others;

• developments concerning proprietary rights, including patents and litigation matters;

• publicity regarding actual or potential results with respect to products or compounds we or our collaborators are developing;

• regulatory decisions in both the United States and abroad;

• public concern about the safety or efficacy of new technologies;

• issuance of new debt or equity securities;

• general market conditions and comments by securities analysts; and

• quarterly fluctuations in our revenues and financial results.

While we cannot predict the individual effect that these factors may have on the price of our common stock, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time.

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

Item 5 - OTHER INFORMATION

On July 16, 2008, Stephen S. Galliker retired from his position as Chief Financial Officer, principal financial officer and principal accounting officer of Dyax.  As a result, upon the recommendation of the Audit Committee, on July 22, 2008, the Board of Directors designated Gustav Christensen to act as the interim principal financial officer and Amy Dellorco to act as the interim principal accounting officer for purposes of filing this quarterly report.  Mr. Christensen and Ms. Dellorco functioned in those roles until the appointment of George Migausky as our new Chief Financial Officer on August 7, 2008.

Item 6 –	EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company (as corrected). Filed herewith.

3.2	Amended and Restated By-laws of the Company. Filed herewith.

10.1	Employment Letter Agreement between the Company and George Migausky dated as of July 8, 2008. Filed herewith.

10.2	Securities Sale Agreement between the Company and Dompé Farmaceutici S.p.A. dated as of July 14, 2008. Filed herewith.

10.3	Retirement Agreement and General Release between the Company and Stephen S. Galliker dated as of July 16, 2008. Field herewith.

10.4†	Loan Agreement between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of August 5, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date: October 29, 2008
/s/ George Migausky
Executive Vice President, Chief
Financial Officer (Principal Financial and
Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company (as corrected). Filed herewith.

3.2	Amended and Restated By-laws of the Company. Filed herewith.

10.1	Employment Letter Agreement between the Company and George Migausky dated as of July 8, 2008. Filed herewith.

10.2	Securities Sale Agreement between the Company and Dompé Farmaceutici S.p.A. dated as of July 14, 2008. Filed herewith.

10.3	Retirement Agreement and General Release between the Company and Stephen S. Galliker dated as of July 16, 2008. Filed herewith.

10.4†	Loan Agreement between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of August 5, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Amended and Restated By-laws of the Company. Filed herewith.

†

This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.