Form 10-K
period 2008-12-31
DYAX CORP
filed 2009-03-04
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed fiscal second quarter, June 30, 2008, based on the last reported sale price of the registrant's common stock of $3.10 per share was $177,313,797. The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of February 20, 2009, was 63,090,580.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 14, 2009, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of December 31, 2008, are incorporated by reference into Part III of this Form 10-K.

        As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements, including statements regarding:

  •
  our ability to obtain market approval for and commercialize DX-88 and the timing thereof;

  •
  plans to seek market approval for DX-88 in other markets outside the United States;

  •
  plans and anticipated timing for pursuing additional indications and uses for DX-88;

  •
  the timing and availability of data from clinical trials;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our future revenue and business;

  •
  estimates of potential markets for our products;

  •
  the sufficiency of our cash, cash equivalents and short-term investments;

  •
  expected future operating results;

  •
  our assessment of the impact of recent accounting pronouncements.

        Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use the words or phrases of expectation or uncertainty like "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Risks and uncertainties which may affect us are set forth in Item 1A of this report entitled "Risk Factors". You should carefully review the risks described therein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2009. We caution you not to place undue reliance on these forward looking statements, which speak only as of the date on which they are made. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DYAX CORP.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2008

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This phage display technology fuels our internal pipeline of promising drug candidates, attracts numerous licensees and collaborators, and has the potential to generate important revenues in the future.

        Our lead product candidate, DX-88, is a small recombinant protein that is a highly specific inhibitor of human plasma kallikrein. We and our collaborators are currently developing DX-88 in multiple indications.

        The most advanced indication for DX-88 is in the treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. DX-88 has orphan drug designation in the United States and European Union (EU), as well as Fast Track designation in the United States for the treatment of acute attacks of HAE. In this indication, we have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration. On September 23, 2008, we submitted a Biologics License Application (BLA) with the United States Food and Drug Administration (FDA) for the use of DX-88 for the treatment of acute attacks of HAE and the FDA has designated this application for priority review. On February 4, 2009, the FDA's Pulmonary-Allergy Advisory Committee voted in favor of approval of DX-88 for HAE. The Committee's findings will be weighed by the FDA in determining whether our BLA for DX-88 is to be approved.

        If the BLA is approved, we intend to market and sell DX-88 on our own in North America. We are currently negotiating with potential partners to commercialize DX-88 for HAE and other angioedema indications in markets outside of North America.

        Outside of HAE, DX-88 is also being developed in additional indications. These include ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders; the use of DX-88 for the prevention of blood loss during surgery, and the use of DX-88 for the treatment of retinal diseases.

        We have completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump coronary artery bypass graft (CABG) procedures. In April 2008, we entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with the use of DX-88 in this indication in the Cubist territory. Cubist has announced plans to conduct two additional Phase 2 trials, a dose-ranging, placebo controlled trial in low risk patients undergoing primary CABG or valve replacement surgery, and a trial to study the safety and efficacy of a single dose of DX-88 compared with tranexamic acid in patients who have a higher risk of bleeding.

        We have entered into a license agreement with Fovea Pharmaceuticals (Fovea) for the ocular formulation of DX-88 for the treatment of retinal diseases in the EU. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which an Investigational New Drug (IND) application is expected in 2009. Dyax retains all rights to commercialize DX-88 in this indication outside of the EU.

        In addition to DX-88, we have identified two product candidates for preclinical development, DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications. In February 2008, we entered into an exclusive license agreement with sanofi-aventis under which they will be responsible for the continued development of DX-2240. DX-2400 is currently in preclinical development and is being evaluated for testing in a range of oncology indications.

        All of the compounds in our pipeline were discovered using our proprietary phage display technology, which allows us to rapidly identify product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our Licensing and Funded Research Program (LFRP), we have agreements with more than 70 licensees and collaborators, which have thus far resulted in 13 product candidates that licensed third parties have advanced into clinical trials and one product that has received market approval from the FDA. Current and future revenues generated through the LFRP are currently pledged to secure payment of a loan we received from Cowen Healthcare Royalty Partners LP (Cowen Healthcare) in August 2008.

OUR BUSINESS STRATEGY

        Our strategic goal is to develop new biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. We intend to accomplish this goal through the following activities:

  •
  DX-88 Franchise.  We will continue to focus our internal efforts on obtaining market approval for DX-88 for the treatment of HAE and other angioedemas. We intend to commercialize DX-88 for HAE on our own in North America and to establish partnerships in other major markets. We plan to expand the label beyond HAE, in two additional angioedemas (acquired and ACE inhibitor-induced). In addition to our internal efforts, ongoing development of DX-88 for the reduction of blood loss during on-pump cardiothoracic surgery and other surgical indications is being pursued through our collaboration agreement with Cubist. Fovea will be developing an ophthalmic formulation for DX-88 starting with retinal vein occlusion-induced macular edema. We will continue to explore the therapeutic potential of DX-88 in other indications.

  •
  Emerging Pipeline and Phage Display Technology.  We will continue to use our proprietary phage display to identify new drug candidates and advance others within our preclinical pipeline. These preclinical drug candidates may be developed independently or through strategic partnerships with other biotechnology and pharmaceutical companies. Although we will continue to seek to retain ownership and control of our internally discovered drug candidates by taking them further into preclinical and clinical development, we will also partner certain candidates, as we have with our DX-2240 antibody, in order to balance the risks associated with drug discovery and maximize return for our stockholders.

  •
  Licensing and Funded Research Program.  We will also continue to leverage our phage display through our LFRP in order to generate ongoing future revenues and to gain rights to co-develop and/or co-promote drug candidates identified by certain of our collaborators. We currently have 13 product candidates that licensed third parties have advanced into clinical trials and one product that has received market approval from the FDA.

DX-88 FRANCHISE

What is DX-88?

        DX-88, also known generically as ecallantide, is a compound that we developed using our phage display technology and that we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases.

DX-88 for the Treatment of HAE

        Hereditary angioedema, or HAE, is a genetic disease that can cause swelling of the larynx, gastrointestinal tract and extremities. In severe cases of HAE involving swelling of the larynx, HAE is life-threatening and may require insertion of a breathing tube to prevent asphyxiation. No approved therapy exists in the United States for acute attacks of HAE. The frequency of attacks may be reduced with the chronic use of anabolic steroids. While this can reduce the frequency of attacks in some people, steroids are ineffective in treating an acute attack and are associated with many serious side-effects. Published research indicates that plasma kallikrein is likely a primary mediator of both pain and swelling in HAE. We believe that DX-88 has the potential to decrease both the severity and duration of symptoms during acute HAE attacks and, therefore, may provide an effective treatment for this disease.

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

  •
  In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as EDEMA3, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks. Drug versus placebo showed statistical significance in primary and secondary endpoints for the EDEMA3 trial.

  •
  In June 2008, we completed a second Phase 3 study, known as EDEMA4. The trial was a 96-patient, multi-center study conducted at 42 sites in the United States and Canada. The trial was conducted as a double-blind, placebo-controlled study in which HAE patients received a single 30 mg subcutaneous dose of DX-88 or placebo. This trial, conducted under a Special Protocol Assessment (SPA), was intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and to further assess the efficacy and safety of DX-88. Primary and secondary endpoints for the EDEMA4 trial were met with statistical significance.

  •
  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

        Our study results in patients exposed to multiple doses of DX-88 suggest that it can provide repeated therapeutic benefit to HAE patients for all types of HAE attacks, including potentially fatal laryngeal attacks. Furthermore, there is no apparent decrease in DX-88's therapeutic effects on HAE attacks in these patients. To date, DX-88 is generally well tolerated, with the most serious risks being hypersensitivity reactions, including anaphylaxis, which are resolved with treatment. Other adverse events include headache, nausea and fatigue.

        Based on the positive safety and efficacy results from our EDEMA4 and EDEMA3 trials, we submitted our BLA to the FDA on September 23, 2008. The FDA accepted our BLA for filing and has designated the application for priority review. The FDA's Pulmonary-Allergy Drugs Advisory Committee reviewed our submission for the subcutaneous formulation of DX-88 for HAE on February 4, 2009, and the Committee voted in favor of approval of DX-88 for HAE by a margin of six votes in favor to five votes against, with two voters abstaining. The Committee's findings will be weighed by the FDA in determining whether our BLA for DX-88 is to be approved. In addition to the overall vote in favor of approval, the Committee provided recommendations aimed to better understand DX-88's safety characteristics in the subset of patients that experience hypersensitivity reactions. We are currently in the process of discussing the elements of a safe use program with the FDA.

        Given our familiarity with the HAE market and its relatively small number of treating allergists, we intend to independently commercialize DX-88 in North America. For markets outside of North America, we will seek to establish arrangements where DX-88 is sold by pharmaceutical companies that are already well established in these regions. Because regulatory approvals for new pharmaceutical products can be, and often are, significantly delayed or refused for numerous reasons, DX-88 may not be approved on the timeline we expect, or at all.

DX-88 for the Treatment of Other Angioedemas

        Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 30 to 40 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce Angiotensin Converting Enzyme (ACE) and generally reduce high blood pressure and vascular constriction. Approximately 17% of all angioedemas admitted to medical centers for treatment are identified as ACE inhibitor-induced angioedema. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati as they prepare to initiate an investigator sponsored study for drug-induced angioedema.

        Acquired angioedema is a condition associated with B-cell lymphoma and autoimmune disorders. Dr. Marco Cicardi, of the University of Milan, plans to sponsor a compassionate use study of DX-88 with these forms of acquired angioedema, which study will be conducted at three sites in Italy during 2009.

DX-88 for On-Pump CTS

        Industry publications report that there are an estimated one million procedures performed worldwide each year involving on-pump cardiothoracic surgery (CTS). On-pump CTS procedures, which are performed for patients who have narrowings or blockages of the coronary arteries, often involve use of a heart-lung machine commonly referred to as the "pump". In these procedures, the heart is stopped with medications, and the pump performs the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and to perform the bypass procedure while the heart is stationary.

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

        In April 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

        Having determined that the existing experience from a Phase 2 clinical trial of DX-88 sponsored by Dyax (Kalahari 1) was sufficient to help with the design of a subsequent dose-ranging trial, Cubist closed the Kalahari 1 study in June 2008. Based on the top-line results from the Kalahari 1 trial, Cubist is planning two additional Phase 2 trials. They have completed plans to initiate a dose-ranging, placebo controlled trial in low risk patients undergoing CABG surgery and are working towards initiating a trial to study the safety and efficacy of a single dose of DX-88 compared with tranexamic acid in patients who have a higher risk of bleeding. Based on the final protocols for these two trials, Cubist expects to enroll a total of approximately 650 patients.

OTHER DISCOVERY AND DEVELOPMENT PROGRAMS

Pipeline Programs

        In addition to our drug candidates in clinical trials, our phage display technology and expertise has allowed us to develop a pipeline of drug candidates. Our goal is to maintain at least ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the most advanced are DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications.

        Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with antiangiogenic therapies such as Avastin® and Nexavar®. In February 2008, we entered into agreements with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product, as well as a non-exclusive license to our proprietary antibody phage display technology.

        Our DX-2400 antibody is a specific inhibitor of matrix metalloproteinase 14 (MMP-14) on tumor cells and tumor blood vessels. To date, small molecule approaches have failed to produce compounds that distinguish between closely related MMPs. In contrast, our technology has allowed us to identify a highly selective inhibitor of MMP-14 that does not inhibit other proteases that we have tested. In animal models, DX-2400 has been shown to significantly inhibit tumor progression and metastasis in a dose-dependent manner in breast, prostate, pancreatic and melanoma tumors. Herceptin®, a leading breast cancer treatment, is effective in only the subtype of breast tumors which are Her2+. Current data suggests that DX-2400 may be effective against both Her2+ and Her2- breast tumors, potentially offering promise for treatment of a wider range of breast cancer patients. DX-2400 is currently in preclinical development and is being evaluated for testing in a range of oncology indications.

Co-Development Programs

        We collaborate with other biopharmaceutical companies to discover and jointly develop therapeutic leads. In our typical co-development collaborations, we use our phage display libraries to identify antibody, peptide and small protein compounds that bind to disease targets provided by our co-development collaborator. With our collaborator, we evaluate the leads that we generate during the research phase of our collaboration to determine if we wish to jointly develop and commercialize such leads as therapeutics. Our co-development collaborators currently include Athera, CSIRO and Syntonix Pharmaceuticals, a wholly owned subsidiary of Biogen Idec.

OUR KEY PRODUCT DEVELOPMENT LICENSES AND COLLABORATIONS

Cubist Pharmaceuticals

        In April 2008, we granted Cubist an exclusive license for the development and commercialization of the intravenous formulation of DX-88 for the prevention of blood loss during surgery in North America and Europe. Pursuant to our License and Collaboration Agreement with Cubist, we retain exclusive rights to DX-88 in all other indications, including our HAE program, as well as for the manufacturing of DX-88.

        Pursuant to the terms of the license agreement, Cubist paid us a $15 million upfront payment and an additional $2.5 million milestone payment in 2008, and Cubist may pay us up to an additional $214 million in clinical, regulatory and sales-based milestone payments. Cubist also is obligated to pay us tiered, double-digit royalties based on its sales of DX-88. The license agreement provides an option for us to retain certain U.S. co-promotion rights. Cubist will be responsible for all further development costs associated with DX-88 in the licensed indications for the Cubist territory. Except under certain circumstances, we will supply Cubist with DX-88 material for development and commercialization. The license agreement may be terminated by Cubist without cause on prior notice to us and by either party in the event of a breach of specified provisions of the license agreement by the other party.

sanofi aventis

        In February 2008, we entered into agreements with sanofi-aventis under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product, as well as non-exclusive rights to our proprietary antibody phage display technology. Under the terms of the agreements, in addition to approximately $24.7 million in payments we received in 2008, we are eligible to receive development milestone payments, as well as royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis. The royalty payment obligations terminates on a country-by-country basis on the later of the tenth anniversary of the first commercial sale in the respective country or the last to expire of any specified patents subject to the license in that country. As exclusive licensee, sanofi-aventis will be responsible for the ongoing development and commercialization of DX-2240. For other antibody product candidates discovered by sanofi-aventis, it will retain similar responsibilitites and we will retain co-development and profit-sharing rights.

LICENSING AND FUNDED RESEARCH PROGRAM

        Under our LFRP, we maintain more than 70 revenue generating licenses and collaborations with other biopharmaceutical and pharmaceutical companies. Currently, the types of licenses and collaborations that we enter into have one of three distinct structures:

  •
  Patent Licenses.  Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use our core phage display patents (known as the Ladner patents), to discover and develop biologic compounds for use in specified fields. We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields. Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage display technologies which they have developed or which they control. We believe that these provisions allow us to practice enhancements to phage display developed by our licensees. We currently have approximately 45 patent licensees worldwide.

  •
  Library Licenses.  Under our library license program, we grant our licensees rights to use our proprietary phage display libraries in connection with their internal therapeutic development programs. We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets. In addition, with respect to our antibody library license agreements, we include sublicenses to technology that we have cross licensed from Affimed Therapeutics, Affitech, Biosite (now owned by Inverness Medical Innovations), Cambridge Antibody Technology Limited (now known as MedImmune Limited and owned by AstraZeneca), Domantis (a wholly-owned subsidiary of GlaxoSmithKline), Genentech and XOMA. The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term. Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. We have approximately 20 library licensees including Amgen, Aveo, Biogen Idec, Boehringer Ingelheim, CSL, Genzyme, ICOS, ImClone Systems, Human Genome Sciences, Merck Serono, sanofi-aventis, Trubion, and Zymogenetics.

  •
  Funded Research.  Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators. Our funded research collaborators with products currently in development include AstraZeneca, Baxter Healthcare, Biogen Idec, Glenmark, Merck Serono, Organon, and Trubion.

        Currently, 13 product candidates generated by our licensees or collaborators under the LFRP are in clinical trials, one of which is in Phase 3 clinical development, five are in Phase 2 clinical development and seven are in Phase 1 clinical development. In addition, one product has received market approval from the FDA. Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development. We anticipate that we will receive milestones and royalties from our licensees and collaborators to the extent that these product candidates advance in development and are ultimately commercialized.

        Going forward, we expect to enter into licenses and collaborations that are designed to maximize the strategic value of our proprietary phage display technology. For example, in February 2009, we expanded our antibody funded research and library licence agreement with Biogen Idec. Under the terms of the expanded agreement, we have guaranteed a minimum of ten additional product licenses to Biogen Idec. Additionally, we have granted Biogen Idec a non-exclusive license to our antibody libraries and we will conduct antibody discovery funded research over a three-year period. In exchange, we received a $5.0 million upfront fee, guaranteed research funding, and are eligible to receive $85 million in development and sales milestones as well as royalties for each antibody product commercialized by Biogen Idec using our technology.

Cowen Healthcare Financing

        In August 2008, we entered into an agreement with Cowen Healthcare for a $50.0 million loan secured by our LFRP. We used $35.1 million from the proceeds of this loan to pay off our remaining obligations under an agreement with Paul Royalty, pursuant to which we received an upfront payment of $30 million in 2006.

        The loan from Cowen Healthcare, which matures in August 2016, bears interest at an annual rate of 16%, payable quarterly. We may prepay the loan without penalty, in whole or in part, beginning on the third anniversary of the closing date. In connection with this loan, we have entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by us through the license of the intellectual property related to the LFRP. The security agreement does not apply to our internal drug development or to any of our co-development programs.

        Under the terms of the agreement, we are required to repay the loan based on our annual net LFRP receipts. Until June 30, 2013, required payments are tiered as follows: 75% of the first $10 million in specified annual LFRP receipts, 50% of the next $5 million, and 0% of annual included LFRP receipts over $15 million. After June 30, 2013, and until the maturity date or the complete amortization of the loan, Cowen Healthcare will receive 75% of all included LFRP receipts. If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the loan. If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by us. After five years, we must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million loan amount. In addition, under the terms of the Agreement, we are permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to amortize principal on the loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.

LFRP Strategy

        Recently, many large pharmaceutical companies have taken steps to acquire or exclusively license drug discovery technologies. As a result, discovery technologies with proven success such as phage display are becoming less accessible within the industry. We believe that this trend provides Dyax a more favorable position from which to leverage our technology and structure potential LFRP opportunities with greater strategic benefit. In evaluating future opportunities, we will consider the following criteria:

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

        Through the use of our proprietary phage display technology, we have been able to establish a broad discovery platform to identify compounds that interact with a wide array of targets, including membrane proteins and circulating proteins which have been shown to be involved in pathologic processes. Our discovery capabilities have been further enhanced through automation, which has enabled us to evaluate a large number of molecules binding to each target. In this way we can rapidly identify and select a specific antibody, peptide or small protein with the desired biochemical and biological characteristics. While our discovery research efforts are focused primarily on monoclonal antibodies, we are also testing the in vitro and in vivo activity of several of our peptide and small protein compounds.

        Scientists can use phage display to improve the speed and cost effectiveness of drug discovery and optimization. Phage display offers important advantages over, and can be used to improve, other drug discovery technologies that are currently employed to identify biopharmaceutical leads.

        Over the past several years, we have brought on-line high-throughput automated capacity, developed state-of-the-art antibody phage display libraries, and successfully implemented a strategy under which, as of today, we believe we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics, Affitech, Biosite (now owned by Inverness Medical Innovations), Cambridge Antibody Technology Limited (now known as MedImmune Limited and owned by AstraZeneca), Domantis (a wholly-owned subsidiary of GlaxoSmithKline), Genentech and XOMA. As a result of these activities, we now have an industry-leading technology that allows us to identify fully human antibodies with high specificity and high affinity and to move product candidates rapidly into both in vitro testing and optimization.

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

  •
  Screening the phage display library against a target of interest

  •
  Evaluating the selected compounds that bind to the target of interest

Generating a Phage Display Library

        The generation of a phage display library is based upon a single protein framework and contains tens of billions of variants of this protein. The first step in generating a library is the selection of the protein framework upon which the library will be created. This selection is based on the desired product properties, such as structure, size, stability, or lack of immunogenicity. We then determine which amino acids in the framework will be varied, but do not vary amino acids that contribute to the framework structure. We also control the exact numbers and types of different amino acids that are varied, so that the resulting phage display library consists of a diverse set of chemical entities, each of which retains the desired physical and chemical properties of the original framework.

        The next step is the creation of a collection of genes that encode the designed variations of the framework protein. We can easily generate diverse collections of up to hundreds of millions of different synthetic DNA sequences. Each new DNA sequence, or gene, encodes a single protein sequence that may be displayed on the surface of the individual phage that contains this gene. The scientists combine the new DNA sequences with phage genome DNA and certain enzymes so that the new DNA is inserted into a specific location of the phage genome. The result is that the new protein is displayed on the phage surface fused to one of the naturally occurring phage proteins. The phage acts as a physical link between the displayed protein and its gene.

        In addition to fused synthetic DNA sequences, we may also use cDNA, or genomic DNA, which are sequences that represent all of the expressed genes in a cell or organism, to create a library. We have also inserted genes from antibody expressing human cells into the phage genome. Using these genes, we have constructed phage display libraries that express tens of billions of different human antibodies on the phage surface. From one of these libraries, individual antibody fragments can be selected and used to express highly specific human monoclonal antibodies.

        The new phage genome is then transferred into laboratory bacteria, where the phage genome directs the bacterial cells to produce thousands of copies of each new phage. The collection of phage displaying multiple antibodies, peptides or small proteins is referred to as a phage display library. Because we can reproduce the phage display library by infecting a new culture of laboratory bacteria to produce millions of additional copies of each phage, we can use each library for a potentially unlimited number of selections.

Screening the Phage Display Library Against a Target of Interest

        We can then select binding compounds with high affinity and high specificity by exposing the library to a specified target of interest and isolating the various phage that display compounds that bind to the target. Each individual phage contains the gene encoding one potential binding compound, and once its displayed protein is selected in the screening procedure, it can be retrieved and amplified by growth in laboratory bacteria.

        To identify specific binders from a phage display library, we expose the library to the target under desired binding conditions. The target may be attached to a fixed surface, such as the bottom of a tube, or a bead, allowing removal of phage that do not express binding compounds that recognize the target. Once these unbound phage are washed away, the phage containing the selected binding compounds can be released from the target. Since the phage are still viable, they can be amplified rapidly by again infecting bacteria. The capacity of the phage to replicate itself is an important feature that makes it particularly well suited for rapid discovery of specific binding compounds. We can amplify a single phage by infecting bacteria and producing millions of identical phage in one day.

        If the binding affinities of the compounds identified in an initial screening for a target are not considered sufficiently high, information derived from the binding compounds identified in the initial screening can be used to design a new focused library. The design, construction and screening of a second generation library, known as affinity maturation, can lead to increases of 10- to 100-fold or more in the affinity of the binding compounds for the target.

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

  •
  Automated parallel screening.  In an automated format, we can apply our phage display technology to many targets simultaneously to discover specific, high-affinity proteins, including human monoclonal antibodies, for each target. In contrast, human-mouse antibody technologies identify antibodies that bind to a single target per test group of mice and are difficult to automate. Among antibody technologies, phage display is particularly well suited for functional genomic applications, due to the large number of genetic targets that need to be screened for specific antibodies.

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

        For DX-88 as a treatment for HAE, our principal competitors include:

  •
  ViroPharma Inc.—In October 2008, ViroPharma (the successor to Lev Pharmaceuticals) received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. Cinryze was launched in December 2008. ViroPharma also submitted a supplemental Biologics License Application to the FDA in December 2008 for the use of Cinryze as a treatment for acute attacks of HAE, and their FDA PDUFA target action date is June 3, 2009.

  •
  Shire plc—Shire has filed for market approval from the FDA and the European Medicines Agency (EMEA) for its bradykinin receptor antagonist, known as Firazyr®(originally developed by Jerini), which is delivered by subcutaneous injection. In July 2008, the European Commission approved a Marketing Authorization Application (MAA) for Firazyr. In April 2008 the FDA issued a Not Approvable letter for Firazyr. Firazyr has orphan drug designations from both the FDA and EMEA. Shire has announced plans to initiate a new Phase 3 clinical trial in 2009.

  •
  CSL Behring—CSL Behring currently markets Berinert®, a plasma-derived C1-esterase inhibitor that is approved for the treatment of HAE in several European countries. CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1-esterase inhibitor and filed for market approval with the FDA. In December 2008, CSL Behring received a complete response letter from the FDA posing questions related to manufacturing and clinical sections of the application.

  •
  Pharming Group NV—Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007 and March 2008, Pharming received negative opinions from the EMEA. Pharming announced plans to submit its MAA to the EMEA in mid-2009 and a BLA filing with the FDA during 2009. Rhucin has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

        Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

        The principal competitors for DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures are manufacturers of aminocaproic acid, a drug used in this indication. A number of other organizations, including Novo Nordisk A/S, Vanderbilt University and The Medicines Company, are developing other products for this indication.

        For our potential oncology product candidates, our potential competitors include numerous pharmaceutical and biotechnology companies, many of which have greater financial resources and experience than we do.

        In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which we and others are seeking to develop antibody, peptide and/or small protein products.

        Our phage display technology is one of several technologies available to generate libraries of compounds that can be leveraged to discover new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex, Inc., Genmab A/S, and PDL Biopharma are leaders in these technologies. Further, other companies such as BioInvent International AB and XOMA Ltd. have access to phage display technology and compete with us by offering licenses and research services to pharmaceutical and biotechnology companies.

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

        Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications for phage display, known as the Ladner patents, include U.S. Patent Nos. 5,837,500, which expires June 29, 2010, 5,571,698, which expires June 29, 2010, 5,403,484, which expires April 4, 2012, 5,223,409, which expires June 29, 2010, 6,979,538, which expires June 29, 2010, 7,118,879, which expires June 29, 2010, 7,208,293, which expires June 29, 2010, 7,413,537, which expires November 29, 2012, and issued patents in Canada, Israel, and Japan, as well as pending patent applications in the United States and other countries. These phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

        For our therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display. These patent rights now include U.S. Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, 6,333,402, which expires January 11, 2014, 7,064,107, which expires June 6, 2023 , 7,153,829, which expires July 2, 2023, 7,166,576, which expires September 27, 2024, 7,235,530, which expires September 27, 2024, 7,276,480, which expires June 6, 2023 and European Patent No. 739355 which expires January 11, 2015, as well as issued patents in Canada and Japan, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides.

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

        Our phage display patent rights are central to our non-exclusive patent licensing program and our performance under our related agreement with Cowen Healthcare. We offer non-exclusive licenses under our phage display patent rights to companies and non-profit institutions in the fields of therapeutics, diagnostics and other select fields. In jurisdictions where we have not applied for, obtained, or maintained patent rights, we will be unable to prevent others from developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we cannot assure that we will be able to prevent others from selling or importing products or technologies derived using phage display.

        We are aware that other parties have patents and pending applications to various products and processes relating to phage display technology. Through licensing our phage display patent rights, we have secured a limited ability to practice under some of the third party patent rights relating to phage display technology. These rights are a result of our standard license agreement, which contains a covenant by the licensee that it will not sue us under the licensee's phage display improvement patents. In addition, we have sought and obtained affirmative rights of license or ownership under certain patent rights relating to phage display technology owned by other parties. For example, under our amended license agreement with Cambridge Antibody Technology Limited (now know as MedImmune Limited and owned by AstraZeneca), we have a worldwide research license under all the CAT antibody phage display patents and have options to obtain product licenses from CAT to develop and commercialize antibody products, for which CAT will receive milestones and royalties. We have also entered into licensing agreements with Affimed Therapeutics, Affitech, Biosite (now owned by Inverness Medical Innovations), Domantis (a wholly-owned subsidiary of GlaxoSmithKline) and Genentech, Inc. under which we granted each of those companies rights to practice our phage display patents and in return received rights to practice under their phage display related patents. These types of agreements in which each party licenses technology to the other are referred to as cross-licensing agreements. We have also entered into a cross-licensing agreement with XOMA Ireland Limited under which we received a license to use XOMA's antibody expression technology to develop antibody products for ourselves and our collaborators. We also received a license from XOMA to produce antibodies. In exchange we agreed to pay XOMA a license fee and a royalty in connection with the sale of any of our antibody products. We also granted XOMA a license to our phage display patents and agreed to provide them with limited quantities of our antibody phage display libraries.

GOVERNMENT REGULATION

        The production and marketing of any of our future biopharmaceutical products will be subject to numerous governmental laws and regulations on safety, effectiveness and quality, both in the United States and in other countries where we intend to sell the products. In addition, our research and development activities in the United States are subject to various health and safety, employment and other laws and regulations.

United States FDA Approval

        In the United States, the FDA rigorously regulates products intended for diagnostic or therapeutic use in humans.

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

        All our internal product candidates, including DX-88, and the pharmaceutical and diagnostic products of our collaborators and licensees, will need to complete successfully the FDA-required testing and approvals before they can be marketed. There is no assurance that we or our collaborators can gain the necessary approvals. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy. In addition, following approval, manufacturers must continue to report all adverse events of which they become aware to the FDA. On occasion such events may be sufficiently serious to warrant changes in the approved uses of products, or in especially serious cases, removal from the market. This, should it occur, could also produce material adverse effects on our business.

Foreign Regulatory Approval

        In many countries outside the United States, especially within the European Union (EU), governmental regulatory authorities similar to the FDA must approve the investigational program and/or marketing application for pharmaceutical and diagnostic products. New legislation for investigative medicinal products was implemented by all EU member states on May 1, 2004. Despite attempts to harmonize regulations in all member states, differences continue to exist which may result in delays in the initiation of clinical trials. Following the conclusion of the clinical evaluation of a medicinal product, a marketing authorization is prepared and submitted. The format of the required documentation has been harmonized to some extent in the United States, the European Union, and Japan. In addition, the national laws governing manufacturing requirements, advertising and promotion, and pricing and reimbursement may vary widely. Therefore, the time to market can vary widely among different regions and countries. In addition, the export to foreign countries for investigation and/or marketing of medicinal products that have been manufactured in the US but not approved for marketing by the FDA is subject to US law as well as the laws of the importing country and may require one or more regulatory authorizations. There is no assurance that we will be able to gain the necessary authorizations in a timely fashion or at all. Failure to do so would have a material adverse effect on our ability to achieve our business goals and implement our business strategy.

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

MANUFACTURING

        In preparation for the potential launch of DX-88 for HAE in the United States we have established a commercial supply chain, consisting of sole source third party suppliers to manufacture, test and distribute this product.

        Our DX-88 drug substance, or active pharmaceutical ingredient (API), is manufactured by Avecia Biologics Limited (Avecia) in the United Kingdom. As a result of previously completed manufacturing activities conducted at Avecia, we have a significant inventory of DX-88 API, which we believe is sufficient to meet the initial market demand for DX-88 following launch. We are in the process of completing a long-term commercial supply agreement under which Avecia will conduct the ongoing manufacturing activities necessary to supply product for both approved commercial use as well as any clinical trials by Dyax and its collaborators.

        Under a commercial Supply Agreement with Hollister-Steir Laboratories, LLC (Hollister-Steir), dated February 2, 2009, API will be converted into final drug product by Hollister-Steir at its facilities in Spokane, Washington.

        Among the conditions for FDA approval of our BLA is the requirement that the quality control and manufacturing procedures utilized by our contractors conform to applicable regulations relating to current Good Manufacturing Practice (cGMP). Avecia underwent a successful pre-approval inspection by the FDA for DX-88 in January, 2009. Hollister-Steir has been previously approved by the FDA.

Distribution

        In order to adequately monitor the administration and safe use of DX-88 for HAE, we are implementing an exclusive distribution model. Under this model, the distribution of DX-88 to treating physicians and hospitals will be conducted through a single specialty pharmacy or its affiliated wholesale distributor. We have identified a preferred distribution service provider and are currently in the process of negotiating commercial agreements.

SALES AND MARKETING

        We do not currently have any therapeutic products approved for sale. For the DX-88 HAE indication, where patients are treated primarily by limited numbers of specialty physicians, we intend to independently commercialize DX-88 in North America. Launch strategy and planning activities for the United States are ongoing; however, we do not expect to establish direct sales capability until shortly before DX-88 is approved by the FDA. Key launch preparations include strategic brand planning, reimbursement and specialty pharmacy distribution implementation, and physician, patient and payer customer research activities. For markets outside of North America, we will seek to establish arrangements where DX-88 is sold by pharmaceutical companies that are already well established.

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

OUR CORPORATE INFORMATION

        We are a Delaware corporation, incorporated in 1989, and merged with Protein Engineering Corporation in 1995. Our principal executive offices are located at 300 Technology Square, Cambridge, Massachusetts 02139, and our telephone number is (617) 225-2500. Our website address is http://www.dyax.com.

Segment Information

        We provide financial information by geographical area in Note 14 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

        As of December 31, 2008, we had 164 employees worldwide, including 31 with Ph.D.s and/or M.D.s. Approximately 112 of our employees are in research and development, and 52 in marketing, business development and administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

        We have incurred net losses since our inception in 1989. We incurred net losses of $66.5 million, $56.3 million, and $50.3 million years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $355.4 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase, particularly with respect to our current lead product candidate, DX-88.

        We have not generated any revenue from product sales to date, and it is possible that we will never have significant, if any, product sales revenue. Currently, we generate revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our current product candidates, including DX-88, and other products and continue to leverage our phage display technology to generate research funding and licensing revenue. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

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

        We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license fees will be sufficient to support our current operations through at least 2009. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

        We may seek additional funding through our existing equity line of credit, collaborative arrangements and public or private financings. We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders and if we are unable to obtain funding on a timely basis, we may be required to curtail significantly our research, development or commercialization programs which could adversely affect our business prospects.

Government regulation of drug development is costly, time consuming and fraught with uncertainty, and our products in development cannot be sold if we do not gain regulatory approval.

        We and our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA, as well as foreign countries, such as the EMEA in European countries, Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries' regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing and delay or withhold registration and marketing approval of our product candidates.

        Obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years, and if obtained is costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the US Government Accountability Office (GAO), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed.

        This increasing concern has produced greater scrutiny, which may lead to fewer treatments being approved by the FDA or other regulatory bodies, as well as restrictive labeling of a product or a class of products for safety reasons, potentially including a boxed warning or additional limitations on the use of products, pharmacovigilance programs for approved products or requirement of risk management activities related to the promotion and sale of a product.

        We developed the protocol for our EDEMA4 clinical trial utilizing the FDA's Special Protocol Assessment, or SPA, process. This process is designed to provide a reasonable level of certainty to sponsors of investigational drugs that the FDA will not question the adequacy of a pivotal clinical trial once the related protocol has been reviewed and cleared by the FDA. However, the SPA process does not preclude the FDA from raising new concerns at any time during the review process, and applicable FDA regulation further provides that FDA can require trial design changes if there arises a substantial scientific issue essential to determining the safety or effectiveness of the drug. Consequently, the FDA may ultimately not accept our EDEMA4 trial design as adequate to support regulatory approval, regardless of the clinical results obtained.

        If regulatory authorities determine that we or our licensees or partners conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it. If we were unable to market and sell our product candidates, our business and results of operations would be materially and adversely affected.

The FDA may require us to perform additional post-approval clinical trials or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.

        The FDA may (i) require sponsors of products to conduct post-approval clinical studies to assess a known serious risk, signals of serious risk or to identify an unexpected serious risk; (ii) mandate labeling changes to products, at any point in a product's lifecycle, based on new safety information and (iii) require sponsors to implement a Risk Evaluation and Mitigation Strategy (REMS) for a product which could include a medication guide, patient package insert, a communication plan to healthcare providers, or other elements as the FDA deems are necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of a product. Further, regulatory agencies could change existing, or promulgate new, regulations at any time which may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

        If we or others identify safety concerns before approval of the product or after a product is on the market, the regulatory agencies such as the FDA or EMEA may impose risk management activities upon us and/or may require additional or more extensive clinical trials or a pharmacovigilance program prior to the marketing approval of our product any of which could have a material adverse effect on sales of the affected products and on our business and results of operations. Regulatory agencies such as the FDA could require us to engage in risk management activities, possibly including a REMS, which could modify or restrict our promotional activities, restrict or encumber the ability of healthcare providers to prescribe, dispense or use our products or limit patient access to our products. If results from mandated clinical trials as part of a pharmacovigilance program are negative or any risk management activities resulted in decreased use of our products, it could have a material adverse effect on sales of the affected products and on our business and results of operations.

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

        In addition, the facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA's strict regulatory requirements, they will not be able to secure FDA approval for the manufacturing facilities. Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMP and similar regulatory requirements. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

        The restriction, suspension, or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

Our biopharmaceutical product candidates must undergo rigorous clinical trials which could substantially delay or prevent their development or marketing.

        Before we can commercialize any biopharmaceutical product, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies. This process is lengthy and expensive, and approval is never certain. Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We cannot accurately predict when planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating. For example, four other companies have been conducting clinical trials of treatments for HAE, and this may have caused delays in recruitment for our HAE trials. As a result of all of these factors, our future trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

        Although we have estimated elsewhere in this Annual Report on Form 10-K when we might obtain regulatory approval of DX-88 for HAE, because of the risks and uncertainties in biopharmaceutical development, products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

  •
  we must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

  •
  we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

  •
  data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

        Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. Our IND Applications for our recombinant protein DX-88, for example, were placed on clinical hold by the FDA in May 2004, following the FDA's evaluation of certain animal test data submitted by us. Although that study was allowed to continue, we were required by the FDA to conduct additional testing at additional expense. There is no guarantee that we will be able to resolve similar issues in the future, either quickly, or at all. In addition, our or our collaborators' failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

We lack experience in and/or capacity for conducting clinical trials, handling regulatory processes, and conducting sales and marketing activities. This lack of experience and/or capacity may adversely affect our ability to commercialize any biopharmaceuticals that we may develop.

        We have hired experienced clinical development and regulatory staff to develop and supervise our clinical trials and regulatory processes. However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and preclinical research studies for the foreseeable future. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials. For example, in 2008, the contract research organization collecting and assembling the data from our EDEMA4 trial announced that it was terminating that line of business, which forced us to find a new contractor and delay the filing of our BLA for HAE by almost two months. We may also experience unexpected cost increases that are beyond our control.

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

        We do not currently operate manufacturing facilities for the clinical or commercial production of biopharmaceuticals and do not plan to have that capacity for the foreseeable future. We also lack the resources, capability and experience necessary to manufacture biopharmaceuticals. As a result, we will depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates in a timely and effective manner and in accordance with government regulations. If these third party arrangements are not successful, it would adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

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

        We will be dependent on a single contract manufacturer to produce drug substance for DX-88 for HAE, if it is approved for sale. They will be subject to ongoing periodic inspection by the FDA and corresponding foreign agencies to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. We have limited control over our contract manufacturer maintaining adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or maintain any of these standards could adversely affect our ability to further develop, obtain regulatory approval for or market DX-88 and would adversely impact our business.

If we are unable to find distributors for our DX-88 product candidate outside the United States, we may be unable to generate significant revenues from, or recoup our investments in, DX-88.

        We are familiar with the HAE patient community and its relatively small number of treating allergists, and we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the United States and to establish regional collaborations for distribution in other major market countries. If we are not able to find a suitable distributor or distributors, or if we are unable to negotiate acceptable terms for distribution, we may not be able to fully develop and commercialize DX-88, which would adversely affect our business prospects and the value of our common stock.

Failure to meet our Cowen Healthcare debt service obligations could adversely affect our financial condition and our loan agreement obligations could impair our operating flexibility.

        We entered into a Loan Agreement with Cowen Healthcare providing us with a loan of approximately $50 million, which has a principle balance of $48.1 million at December 31, 2008. The loan bears interest at a rate of 16% per annum payable quarterly and matures in August 2016. In connection with this loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to the LFRP. We are required to repay the loan based on a percentage of our LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2011. In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2011. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

        Our obligations under the Cowen Healthcare agreement require that we dedicate a substantial portion of cash flow from our LFRP receipts to service the loan, which will reduce the amount of cash flow available for other purposes. If the LFRP fails to generate sufficient receipts to fund quarterly principal and interest payments to Cowen, we will be required to fund such obligations from cash on hand or from other sources, further decreasing the funds available to operate our business. In the event that amounts due under the loan were accelerated, payment would significantly reduce our cash, cash equivalents and short-term investments and we may not have sufficient funds to pay the debt if any of it is accelerated.

        As a result of the security interest granted to Cowen Healthcare, we may not sell our rights to part or all of those assets, or take certain other actions, without first obtaining permission from Cowen. This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

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

        Our business strategy includes leveraging certain product candidates, as well as our proprietary phage display technology, through collaborations and licenses that are structured to generate revenues through license fees, technical and clinical milestone payments, and royalties. We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements with third parties to develop, manufacture and market drug candidates and drug products.

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

        We cannot assure you that we will be able to maintain our current licensing and collaborative efforts, nor can we assure the success of any current or future licensing and collaborative relationships. An inability to establish new relationships on terms favorable to us, work successfully with current licensees and collaborators, or failure of any significant portion of our LFRP related licensing and collaborative efforts would result in a material adverse impact on our business, operating results and financial condition.

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

        We cannot be certain that any of our biopharmaceutical product candidates, even if successfully approved by the regulatory authorities, will gain market acceptance among physicians, patients, healthcare payors, or others. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy of our biopharmaceutical candidates and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of our biopharmaceutical candidates will depend on a number of factors, including:

  •
  their clinical efficacy and safety;

  •
  their cost-effectiveness;

  •
  their potential advantage over alternative treatment methods;

  •
  their marketing and distribution support;

  •
  reimbursement policies of government and third-party payors; and

  •
  market penetration and pricing strategies of competing and future products.

        If our products do not achieve significant market acceptance, our potential future revenues could be adversely affected which would have a material adverse effect on our business, financial condition, and results of operations.

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

        Our principal focus is on the development of human therapeutic products. We plan to conduct research and development programs to develop and test product candidates and demonstrate to appropriate regulatory agencies that these products are safe and effective for therapeutic use in particular indications. Therefore our principal competition going forward, as further described below, will be companies who either are already marketing products in those indications or are developing new products for those indications. Many of our competitors have greater financial resources and experience than we do.

        For DX-88 as a treatment for HAE, our principal competitors include:

  •
  ViroPharma Inc.—In October 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. Cinryze was launched in December 2008. ViroPharma also submitted a supplemental Biologics License Application to the FDA in December 2008 for the use of Cinryze as a treatment for acute attacks of HAE, and their FDA PDUFA target action date is June 3, 2009.

  •
  Shire plc—Shire has filed for market approval from the FDA and EMEA for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In July 2008, the European Commission approved an MAA for Firazyr. In April 2008, the FDA issued a Not Approvable letter for Firazyr. Firazyr has orphan drug designations from both the FDA and EMEA. Shire has announced plans to initiate a new Phase 3 clinical trial in 2009.

  •
  CSL Behring—CSL Behring currently markets Berinert®, a plasma-derived C1-esterase inhibitor that is approved for the treatment of HAE in several European countries. CSL Behring received an orphan drug designation from the FDA for its plasma-derived C1-esterase inhibitor and filed for market approval with the FDA. In December 2008, CSL Behring received a complete response letter from the FDA posing questions related to manufacturing and clinical sections of the application.

  •
  Pharming Group NV—Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007 and March 2008, Pharming received negative opinions from the EMEA. Pharming announced plans to submit its MAA to the EMEA in mid-2009 and a BLA filing with the FDA during 2009. Rhucin has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

        Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

        The principal competitors for DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, are manufacturers of aminocaproic acid, a drug used in this indication. A number of other organizations, including Novo Nordisk A/S, Vanderbilt University and The Medicines Company, are developing other products for this indication.

        For our potential oncology product candidates, our potential competitors include numerous pharmaceutical and biotechnology companies, many of which have greater financial resources and experience than we do.

        In addition, most large pharmaceutical companies seek to develop orally available small molecule compounds against many of the targets for which we and others are seeking to develop antibody, peptide and/or small protein products.

        Our phage display technology is one of several technologies available to generate libraries of compounds that can be leveraged to discover new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex, Inc., Genmab A/S, and PDL Biopharma are leaders in these technologies. Further, other companies such as BioInvent International

AB and XOMA Ltd. have access to phage display technology and compete with us by offering licenses and research services to pharmaceutical and biotechnology companies.

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

        The Company's patent rights relating to our phage display technology are central to our LFRP. As part of our LFRP, we generally seek to negotiate license agreements with parties practicing technology covered by our patents. In countries where we do not have and/or have not applied for phage display patent rights, we will be unable to prevent others from using phage display or developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we may be unable to prevent others from selling or importing products or technologies derived elsewhere using phage display. Any inability to protect and enforce such phage display patent rights, whether by any inability to license or any invalidity of our patents or otherwise, could negatively affect future licensing opportunities and revenues from existing agreements under the LFRP.

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

        Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated (now owned by Inverness Medical Innovations), Cambridge Antibody Technology Limited (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly-owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ireland Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from other third parties. In order for us to commercialize a process or product, we may need to license the patent or other rights of other parties. If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products. If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties, which would adversely affect us. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products and could require us to pay substantial monetary damages.

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

        The issues relating to the validity, enforceability and possible infringement of our patents present complex factual and legal issues that we periodically reevaluate. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through our cross-licensing agreements with Affimed, Affitech, Biosite, Domantis, Genentech, XOMA and Cambridge Antibody Technology Limited (now known as MedImmune Limited), other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from third parties. While we believe that we will be able to obtain any needed licenses, we cannot assure you that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products. Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights, it could have a material adverse effect on our business.

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

Our business is subject to risks associated with international contractors and exchange rate risk.

        Since the closing of our European subsidiary operations in 2008, none of our business is conducted in currencies other than our reporting currency, the United States dollar. We do, however, rely on an international contract manufacturer for the production of our drug substance for DX-88. We recognize foreign currency gains or losses arising from our transactions in the period in which we incur those gains or losses. As a result, currency fluctuations among the United States dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

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

        The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through February 20, 2009, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

        Many factors may have an effect on the market price of our common stock, including:

  •
  public announcements by us, our competitors or others;

  •
  developments concerning proprietary rights, including patents and litigation matters;

  •
  publicity regarding actual or potential clinical results or developments with respect to products or compounds we or our collaborators are developing;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease space at 300 Technology Square in Cambridge, Massachusetts. This building serves as our corporate headquarters and main research facility. Currently, we lease approximately 91,000 square feet of which we sublease 24,000 square feet to two tenants under separate sublease agreements, each of which will expire on October 31, 2009. Our lease will expire on February 29, 2012, although we have the option to extend our lease for two additional five-year terms. We had previously provided the lessor with a Letter of Credit in the amount of $4.3 million, and per the terms of the agreement, the Letter of Credit was reduced to approximately $2.7 million, after the fifth year of the lease term which was February 15, 2008.

        Through our subsidiary, Dyax S.A., we have 10,000 square feet of leased laboratory and office space in Liege, Belgium. In connection with the closure of our Liege-based research facility during 2008, this facility has been vacated and the lease will terminate in June 2009.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The NASDAQ Global Market under the symbol DYAX. As of February 20, 2009, there were 63,090,580 shares of our common stock outstanding, which were held by approximately 187 common stockholders of record.

        The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2008:
First Quarter	$4.93	$3.15
Second Quarter	$5.18	$3.05
Third Quarter	$5.35	$2.80
Fourth Quarter	$4.53	$1.94

	High	Low
Fiscal year ended December 31, 2007:
First Quarter	$4.69	$2.88
Second Quarter	$6.95	$3.95
Third Quarter	$4.54	$3.43
Fourth Quarter	$4.64	$3.41

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

        We provide equity compensation plan information in the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included in Item 12 of this report. We are incorporating that information into this section by this reference.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 have been prepared from our audited financial statements included in this Form 10-K. The selected consolidated financial data at December 31, 2006, 2005 and 2004, and for the years ended December 31, 2005 and 2004 have been prepared from our audited financial statements not included in this Annual Report on Form 10-K.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Product development and license fee revenues	$43,429	$26,096	$12,776	$19,859	$16,590
Research and development:
Research and development expenses	68,077	64,010	53,637	47,376	39,432
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(7,000)	(16,100)	(20,688)	(10,408)

Net research and development	68,077	57,010	37,537	26,688	29,024
General and administrative expenses	22,663	15,740	14,658	12,784	14,451
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831	10,352	11,952	5,988
Restructuring costs	4,631	—	—	—	—
Impairment of fixed assets	352	—	—	—	—

Total operating expenses	95,723	76,581	62,547	51,424	49,463

Loss from operations	(52,294)	(50,485)	(49,771)	(31,565)	(32,873)
Other (expense) income, net	(5,910)	(5,824)	(552)	621	(241)
Loss on extinguishment of debt	(8,264)	—	—	—	—

Net loss	$(66,468)	$(56,309)	$(50,323)	$(30,944)	$(33,114)

Basic and diluted net loss per share	$(1.08)	$(1.06)	$(1.18)	$(0.87)	$(1.06)

Shares used in computing basic and diluted net loss per share	61,626,095	53,072,993	42,532,466	35,455,782	31,207,218

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,668	$29,356	$11,295	$8,640	$6,978
Short-term investments	30,792	34,055	47,169	42,024	50,163
Long-term investments	—	—	1,992	—	—
Working capital	40,736	53,115	46,369	41,756	46,832
Total assets	75,075	83,615	88,173	75,917	82,760
Long-term obligations, less current portion	48,499	30,016	40,210	9,819	10,645
Accumulated deficit	(355,400)	(288,932)	(232,623)	(182,300)	(151,356)
Total stockholders' equity (deficit)	(20,044)	29,496	23,461	40,938	47,831

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. We use our proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This phage display technology fuels our internal pipeline of promising drug candidates, attracts numerous licensees and collaborators, and has the potential to generate important revenues in the future.

        Our lead product candidate, DX-88, is a small recombinant protein that is a highly specific inhibitor of human plasma kallikrein. We and our collaborators are currently developing DX-88 in multiple indications.

        The most advanced indication for DX-88 is in the treatment of HAE, a potentially life-threatening inflammatory condition. DX-88 has orphan drug designation in the United States and EU, as well as Fast Track designation in the United States for the treatment of acute attacks of HAE. In this indication, we have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration. On September 23, 2008, we submitted a BLA with the United States FDA for the use of DX-88 for the treatment of acute attacks of HAE and the FDA has designated this application for priority review. On February 4, 2009, the FDA's Pulmonary-Allergy Advisory Committee voted in favor of approval of DX-88 for HAE. The Committee's findings will be weighed by the FDA in determining whether our BLA for DX-88 is to be approved.

        If the BLA is approved, we intend to market and sell DX-88 on our own in North America. We are currently negotiating with potential partners to commercialize DX-88 for HAE and other angioedema indications in markets outside of North America.

        Outside of HAE, DX-88 is also being developed in additional indications. These include ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders; the use of DX-88 for the prevention of blood loss during surgery, and the use of DX-88 for the treatment of retinal diseases.

        We have completed a Phase 1/2 trial of DX-88 for the prevention of blood loss during on-pump CABG procedures. In April 2008, we entered into an exclusive license and collaboration agreement with Cubist, for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with the use of DX-88 in this indication in the Cubist territory. Cubist has announced plans to conduct two additional Phase 2 trials, a dose-ranging, placebo controlled trial in low risk patients undergoing primary CABG or valve replacement surgery, and a trial to study the safety and efficacy of a single dose of DX-88 compared with tranexamic acid in patients who have a higher risk of bleeding.

        We have entered into a license agreement with Fovea for the ocular formulation of DX-88 for the treatment of retinal diseases in the EU. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which an IND application is expected in 2009. Dyax retains all rights to commercialize DX-88 in this indication outside of the EU.

        In addition to DX-88, we have identified two product candidates for preclinical development, DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications. In February 2008, we entered into an exclusive license agreement with sanofi-aventis under which they will be responsible for the continued development of DX-2240. DX-2400 is currently in preclinical development and is being evaluated for testing in a range of oncology indications.

        All of the compounds in our pipeline were discovered using our proprietary phage display technology, which allows us to rapidly identify product candidates that bind with high affinity and specificity to therapeutic targets. Although we use this technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our LFRP, we have agreements with more than 70 licensees and collaborators, which have thus far resulted in 13 product candidates that licensed third parties have advanced into clinical trials and one product that has received market approval from the FDA. A portion of the current and future revenues generated through the LFRP are pledged to secure payment of a loan we received from Cowen Healthcare in August 2008.

        We incurred losses in 2008 and expect to continue to incur significant operating losses over at least the next several years. We do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.

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

  •
  In November 2006, we completed a 72-patient, multi-center, Phase 3 study, known as EDEMA3, which was conducted at 34 sites in the United States, Europe, Canada and Israel. The primary objective of the EDEMA3 trial was to determine the efficacy and safety of our fixed 30 mg subcutaneous dose of DX-88 for patients suffering from moderate to severe acute HAE attacks. The EDEMA3 trial was comprised of two phases: a double-blind, placebo-controlled phase and a repeat dosing phase. In the first phase, HAE patients received either a single dose of DX-88 or placebo. After patients received one treatment in the placebo-controlled portion of the study, they were eligible for the second phase where they received repeat dosing with DX-88 for any subsequent acute attacks. Drug versus placebo showed statistical significance in primary and secondary endpoints for the EDEMA3 trial

  •
  In June 2008, we completed a second Phase 3 study, known as EDEMA4. The trial was a 96-patient, multi-center study conducted at 42 sites in the United States and Canada. The trial was conducted as a double-blind, placebo-controlled study in which HAE patients received a single 30 mg subcutaneous dose of DX-88 or placebo. This trial, conducted under a Special Protocol Assessment (SPA), was intended to further support the validity of the patient reported outcome methodology used in the EDEMA3 trial and to further assess the efficacy and safety of DX-88. Primary and secondary endpoints for the EDEMA4 trial were met with statistical significance.

  •
  An on-going, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

        Our study results in patients exposed to multiple doses of DX-88 suggest that it can provide repeated therapeutic benefit to HAE patients for all types of HAE attacks, including potentially fatal laryngeal attacks. Furthermore, there is no apparent decrease in DX-88's therapeutic effects on HAE attacks in these patients. To date, DX-88 is generally well tolerated, with the most serious risks being hypersensitivity reactions, including anaphylaxis, which are resolved with treatment. Other adverse events include headache, nausea and fatigue.

        Based on the positive safety and efficacy results from our EDEMA4 and EDEMA3 trials, we submitted our BLA to the FDA on September 23, 2008. The FDA accepted our BLA for filing and has designated the application for priority review. The FDA's Pulmonary-Allergy Drugs Advisory Committee reviewed our submission for the subcutaneous formulation of DX-88 for HAE on February 4, 2009, and the Committee voted in favor of approval of DX-88 for HAE by a margin of six votes in favor to five votes against, with two voters abstaining. In addition to the overall vote in favor of approval, the Committee provided recommendations aimed to better understand DX-88's safety characteristics in the subset of patients that experience hypersensitivity reactions. We are currently in the process of discussing the elements of a safe use program with the FDA.

        Given our familiarity with the HAE market and its relatively small number of treating allergists, we intend to independently commercialize DX-88 in North America. For markets outside of North America, we will seek to establish arrangements where DX-88 is sold by pharmaceutical companies that we already well established in these regions. Because regulatory approvals for new pharmaceutical products can be, and often are, significantly delayed or refused for numerous reasons, DX-88 may not be approved on the timeline we expect, or at all.

        The following table illustrates the activity associated with DX-88 for HAE included in our consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
DX-88 for HAE costs	$31,063	$25,858	$15,808
DX-88 drug substance manufacturing costs	2,970	7,339	9,821

Total research and development expenses for DX-88 for HAE	34,033	33,197	25,629
Research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(7,000)	(16,100)

Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	3,831	10,352

Net DX-88 for HAE program costs	$34,033	$30,028	$19,881

        During 2008, the total research and development expenses on this program totaled $34.0 million compared with $33.2 million in 2007 and $25.6 million in 2006. The increase in spending from 2007 to 2008 is attributable to increased clinical costs for our EDEMA4 Phase 3 trial, as well as an increase in personnel expenses required to support the advancement of the HAE program, and was partially offset by a decrease in manufacturing costs related to the process validation campaign completed in 2007.

        DX-88 for HAE research and development expenses increased $7.6 million in 2007 over 2006 because of increased preclinical costs for additional toxicology studies, increased clinical costs for the close out of the EDEMA3 trial and start up costs for the EDEMA4 trial, and an increase in personnel expenses.

        Dyax-Genzyme LLC was responsible for the reimbursement of all development expenses related to the HAE program until the termination of the LLC on February 20, 2007. This reimbursement was recorded as research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC) in our consolidated statements of operations and comprehensive loss. During 2006, Dyax-Genzyme LLC reimbursed us $16.1 million for our expenses relating to the program. For 2007, Dyax-Genzyme LLC reimbursed us for $7.0 million for our expenses through the date of the termination.

        Dyax-Genzyme LLC had net losses representing the total research and development expenses incurred by Dyax and Genzyme on DX-88 for HAE. Our portion of the losses, accounted for under the equity method, were $3.8 million and $10.4 million for the years ended December 31, 2007, and 2006 respectively, and were proportional to our 50.01% financial interest in the program prior to the collaboration's termination. Our portion of the losses is separately classified as equity loss in joint venture on our consolidated statements of operations and comprehensive loss. All expenditures on the program after February 20, 2007 became the sole responsibility of Dyax and are included in research and development expense on our consolidated statement of operations and comprehensive loss.

DX-88 for the Treatment of Other Angioedemas

        Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 30 to 40 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce Angiotensin Converting Enzyme (ACE) and generally reduce high blood pressure and vascular constriction. Approximately 17% of all angioedemas admitted to medical centers for treatment are identified as ACE inhibitor-induced angioedema. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. The Company is working with investigators affiliated with the University of Cincinnati as they prepare to initiate an investigator sponsored study for drug-induced angioedema.

        Acquired angioedema is a condition associated with B-cell lymphoma and autoimmune disorders. Dr. Marco Cicardi, of the University of Milan, plans to sponsor a compassionate use study of DX-88 with these forms of acquired angioedema, which study will be conducted at three sites in Italy during 2009.

DX-88 for On-Pump CTS

        Industry publications report that there are an estimated one million procedures performed worldwide each year involving on-pump cardiothoracic surgery, or CTS. On-pump CTS procedures, which are performed for patients who have narrowings or blockages of the coronary arteries, often involve use of a heart-lung machine commonly referred to as the "pump". In these procedures, the heart is stopped with medications, and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and to perform the bypass while the heart is stationary.

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

        In April, 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

        Having determined that the existing experience from a Phase 2 clinical trial of DX-88 sponsored by Dyax (Kalahari 1) was sufficient to help with the design of a subsequent dose-ranging trial, Cubist closed the Kalahari 1 study in June 2008. Based on the top-line results from the Kalahari 1 trial, Cubist is planning two additional Phase 2 trials. They have completed plans to initiate a dose-ranging, placebo controlled trial in low risk patients undergoing CABG surgery and are working towards initiating a trial to study the safety and efficacy of a single dose of DX-88 compared with tranexamic acid in patients who have a higher risk of bleeding. Based on the final protocols for these two trials, Cubist expects to enroll a total of approximately 650 patients.

        During 2008, research and development expenses for the CTS program totaled $3.9 million compared to $3.2 million in 2007. During 2008, we billed Cubist $1.7 million for reimbursement of services related to the Phase 2 Kalahari 1 trial incurred in 2008. No future expenditures are expected to be incurred by us for this program.

Goals for Clinical Development Programs

        Our goal for the ongoing clinical development program for DX-88 is to obtain marketing approval from the FDA and analogous international regulatory agencies. Cash inflows for either of these programs, other than upfront and milestone payments from any collaboration we may enter into, will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when cash inflows from these programs will commence, if ever.

Other Discovery and Development Programs

        In addition to our drug candidates in clinical trials, our phage display technology and expertise has allowed us to develop a pipeline of drug candidates. Our goal is to maintain at least ten ongoing therapeutic programs in our pipeline at all times. Of our existing pipeline candidates, the most advanced are DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications.

        Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with antiangiogenic therapies such as Avastin® and Nexavar®. In February 2008, we entered into agreements with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product, as well as a non-exclusive license to our proprietary antibody phage display technology.

        Our DX-2400 antibody is a specific inhibitor of MMP-14 on tumor cells and tumor blood vessels. To date, small molecule approaches have failed to produce compounds that distinguish between closely related MMPs. In contrast, our technology has allowed us to identify a highly selective inhibitor of MMP-14 that does not inhibit other proteases that we have tested. In animal models, DX-2400 has been shown to significantly inhibit tumor progression and metastasis in a dose-dependent manner in breast, prostate, pancreatic and melanoma tumors. Herceptin®, a leading breast cancer treatment, is effective in only the subtype of breast tumors which are Her2+. Current data suggests that DX-2400 may be effective against both Her2+ and Her2- breast tumors, potentially offering promise for treatment of a wider range of breast cancer patients. DX-2400 is currently in preclinical development and is being evaluated for testing in a range of oncology indications.

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

Results of Operations

        Revenues.    Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from year to year due to the timing of the clinical activities of our collaborators and licensees. Total revenue for 2008 was $43.4 million, compared with $26.1 million in 2007 and $12.8 million in 2006.

        The increase of $17.3 million in revenue from 2007 to 2008 reflects revenue of $23.2 million associated with our agreement with sanofi-aventis, $3.2 million from our agreement with Cubist, and a $3.0 million increase in library license fees primarily due to new agreements and milestones in 2008. These increases were partially offset by a decrease in patent license activity due to revenue in 2007 including $15.0 million recognized from a fully paid-up license agreement signed with Morphosys.

        The increase of $13.3 million in revenue from 2006 to 2007 was primarily related to the recognition of $15.0 million from the license agreement with MorphoSys and a $1.2 million increase in revenue from library license agreements. These increases were partially offset by a $3.6 million decrease in revenue associated with our former DX-890 product collaboration, which concluded in 2006.

        Research and Development.    Our research and development expenses are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Research and development per consolidated statements of operations and comprehensive loss	$68,077	$64,010	$53,637
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(7,000)	(16,100)

Net research and development expenses	68,077	57,010	37,537
Equity loss in joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	3,831	10,352

Research and development expenses adjusted to include equity loss in joint venture	$68,077	$60,841	$47,889

        Our research and development expenses arise primarily from compensation and related costs for personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research, clinical trials and to manufacture drug material prior to FDA approval. While expenses we incur on the DX-88 program for HAE are included in our research and development expenses, expenses through February 20, 2007 were reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. As we jointly funded the losses of that program with Genzyme, our equity loss in joint venture represents our share of all expenses for the development of DX-88 for HAE through February 20, 2007 by

Dyax-Genzyme LLC. Subsequent to the termination of the joint venture on February 20, 2007, there has been no reimbursement from Genzyme nor any equity loss in the joint venture.

        Research and development expense increased by $4.1 million in 2008 compared to 2007, excluding DX-88 for HAE reimbursements by the joint venture and equity loss in joint venture. This includes a $2.9 million decrease associated with the closure of our Liege operations. Development costs for DX-88 clinical candidates increased $1.5 million due to increases in internal costs, clinical trial costs and a decrease in manufacturing. Third-party license fees associated with LFRP and licensing increased $4.5 million in 2008. Other development costs for preclinical candidates increased approximately $1.0 million in 2008 primarily related to an increase in personnel expenses.

        Of the $10.4 million increase in research and development expenses from 2006 to 2007, $10.0 million is attributable to DX-88 for HAE costs due to increases in clinical trial costs, personnel costs, additional preclinical toxicology studies, and increased manufacturing costs related to drug product validation studies. The additional $400,000 increase in research and development expenses is attributable to an increase in clinical trial costs for DX-88 in the on-pump CTS program, offset by a decrease in preclinical and small scale manufacturing costs associated with preclinical candidates.

        Combining net research and development expenses and equity loss in joint venture, our adjusted net research and development expenses increased $13.0 million from 2006 to 2007 due primarily to $10.4 million increase in HAE program costs and a decrease in reimbursement by the Dyax-Genzyme LLC joint venture. The offsetting decrease in our equity loss in joint venture reflects the termination of the joint venture in February 2007.

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

        General and Administrative.    Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $22.7 million in 2008 compared to $15.7 million in 2007 and $14.7 million in 2006. The increase from 2007 to 2008 was primarily due to increased infrastructure to support our planned commercialization of DX-88 for HAE in North America. The increase from 2006 to 2007 was due to increased share-based compensation expense, recruiting fees and other personnel costs.

        Restructuring and Impairment.    In 2008, we incurred restructuring fees of $4.6 million and recorded an impairment charge related to fixed assets of $352,000 in connection with the closing of our Liege based research facility.

        Loss on Extinguishment of Debt.    In 2008, we incurred a one-time loss on extinguishment of debt of $8.3 million related to fully paying off our debt with Paul Royalty.

        Interest Expense.    Interest expense was $7.8 million in 2008 compared to $9.1 million in 2007 and $3.8 million in 2006. The decrease from 2007 to 2008 is primarily due to a decrease in interest by repaying our loan with Paul Royalty in August 2008 and replacing it with a lower interest loan with Cowen Healthcare. Interest on the Paul Royalty agreement was calculated using the effective interest method based on our expected future payments to Paul Royalty. See Notes to Consolidated Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data" for additional information regarding this agreement.

        Interest Income.    Interest income was $1.5 million, $3.3 million and $3.2 million in 2008, 2007 and 2006, respectively. The decrease in 2008 was due primarily to lower interest rates on our short-term investments.

Liquidity and Capital Resources

	December 31,
	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$27,668	$29,356	$11,295
Short-term investments	30,792	34,055	47,169
Long-term investments	—	—	1,992

Total cash, cash equivalents, short-term and long-term investments	$58,460	$63,411	$60,456

        The following table summarizes our cash flow activity for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash used in operating activities	(20,488)	(40,217)	(31,140)
Net cash provided by (used in) investing activities	3,764	35,303	(23,401)
Net cash provided by financing activities	14,984	22,921	57,238
Effect of foreign currency translation on cash balances	52	54	(42)

Net increase (decrease) in cash and cash equivalents	$(1,688)	$18,061	$2,655

        We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through December 31, 2008, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $296 million, including net proceeds of $10.0 million from our private sale of stock in July 2008. We also generate funds from product development and license fees and from debt proceeds. Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities.

        The principal use of cash in our operations is to fund our net loss which was $66.5 million in 2008. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $3.3 million, interest expense of $7.4 million and stock-based compensation expense under FAS 123(R) of $4.5 million, and certain revenues, for which we received payment totaling $21.9 million, were deferred for financial reporting purposes in 2008. In addition, when we repaid the Paul Royalty loan, $8.3 million was recorded as loss on extinguishment of debt and that cash payment is reflected in financing activities. The decrease in cash used in operating activities was $19.7 million from 2008 to 2007, primarily due to the revenue deferred in 2008.

        For 2007, our net loss was $56.3 million, of which certain costs were non-cash charges such as depreciation and amortization of $3.5 million, interest expense of $8.2 million, stock-based compensation expense under FAS 123(R) of $2.9 million, and equity on loss of joint venture of $3.8 million. The increase in cash used in operating activities was $9.1 million from 2007 to 2006, primarily due to a higher net loss.

        For 2006, our net loss was $50.3 million, of which certain costs were non-cash charges such as depreciation and amortization of $3.5 million, interest expenses of $2.7 million, stock-based compensation expense under FAS 123(R) of $2.3 million, and equity in loss of joint venture of $10.4 million. The increase in cash used in operating activities was $12.8 million from 2006 to 2005, primarily due to a higher net loss.

Investing Activities.

        Our investing activities for 2008 primarily consist of the timing of the maturity and purchase of our short-term investments and a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts. In addition we purchased equipment totaling $1.4 million.

        Our investing activities for 2007 are related to the $17.0 million of cash received in connection with the purchase of Genzyme's interest in the Dyax-Genzyme LLC joint venture, the release of $7.2 million from restricted cash in association with paying off the Genzyme note, the purchase of fixed assets totaling $1.1 million, and the timing of the maturity and purchase of our short-term investments.

        Our investing activities for 2006 consisted of an increase in restricted cash of $7.1 million, primarily due to the posting of a $7.2 million letter of credit to securitize our amended and restated senior secured promissory note with Genzyme. Additionally in 2006 there was a $9.8 million investment in joint venture, fixed asset purchases of $1.1 million and the timing of the maturity of short-term investments.

Financing Activities.

        Our financing activities for 2008 primarily consist of net proceeds of $49.6 million from our note payable to Cowen Healthcare, a $10.0 million private sale of common stock, proceeds from long-term obligations of $1.1 million and $1.5 million in proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options. We also repaid the Paul Royalty loan for $35.1 million and other long-term obligations of $12.1 million.

        Our financing activities for 2007 primarily consist of the net proceeds of $41.3 million from an underwritten public offering, and the repayment of long-term obligations of $19.6 million, which includes $7.2 million to pay off the Genzyme note, and payments to Paul Royalty.

        In 2006, we received net proceeds of $30.2 million from an underwritten public offering, and $29.5 million from Paul Royalty and repaid long-term obligations of $3.5 million.

        We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

        In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme had loaned us $7.0 million pursuant to a senior secured promissory note. In August, 2007, we paid all the principal and accrued interest due under this note, and the $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash.

        In October 2008, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (Azimuth). We entered into a Common Stock Purchase Agreeement with Azimuth, which provides that Azimuth is committed to purchase up to $50.0 million of our common stock, or the number of shares which is one share less than twenty percent of the issued and outstanding shares of our common stock as of October 30, 2008, which is subject to automatic reduction in certain circumstances, over the approximately 18-month term of the Purchase Agreement. From time to time during the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices to purchase Dyax common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than approximately $7.7 million of our common stock in any single draw down excluding shares under any call option, as described below. We are able to present Azimuth with up to 24 draw down notices during the term of the purchase agreement, with a minimum of five trading days required between each draw down period. Unless otherwise agreed by us and Azimuth. only one draw down is allowed in each draw down pricing period, with a minimum price of $2.00 per share.

        In 2008, we completed several partnerships and financial transations and we expect to continue to manage our cash burn by completing additional partnerships, collaborations and strategic transactions. We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license agreements will be sufficient to support our current operations through at least 2009. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

        We may seek additional funding through our existing equity line of credit agreement with Azimuth, collaborative arrangements and public or private financings. We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

        We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2008, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Note Payable(1)	$78,273	$6,989	$18,411	$29,954	$22,919
Capital leases	1,784	967	817	—	—
Leasehold improvement arrangements	1,307	413	825	69	—
Operating lease obligations(2)	16,362	4,257	11,093	1,012	—
Patent and product license obligations(3)	3,935	368	2,352	1,215	—
Obligations for research, development and manufacturing(4)	13,271	13,022	213	36	—

Total contractual obligations	$114,932	$26,016	$33,711	$32,286	$22,919

(1)
These amounts represent projected future principal and interest payments to Cowen Healthcare based on our current LFRP projections, which are subject to uncertainties based on the timing and amounts of the receipt of cash under the LFRP. See Notes to the Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data".

(2)
These amounts are net of contractually committed sublease income.

(3)
These amounts exclude any royalties and milestones that may become due in connection with the development or commercialization of our product candidates. Since the prospect of development and commercialization of any product candidate is uncertain, we believe the timing and amount of any potential future royalties and other milestones are not currently calculable in any manner that would fairly present future obligations.

(4)
These amounts represent the cash commitment due on research, development and manufacturing contracts. We will not owe any royalties or milestones in connection with these contracts.

        In addition, we have received a €825,000 grant from the Walloon region of Belgium. The grant includes specific criteria regarding employment and investment levels that need to be met. The employment criteria were met in 2006. The investment criteria were not fully met as of December 31, 2008. Pursuant to the closure of the Liege facility in 2008, we have refunded approximately $162,000 as of December 31, 2008 and are working with the Walloon region to determine what portion of the residual balance will need to be refunded. The residual balance as of December 31, 2008 was approximately $983,000.

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

        Royalty Interest Obligation.    Prior to August 2008, under our Royalty Interest Assignment Agreement with Paul Royalty, we had recorded the upfront cash proceeds of $30.0 million, less $500,000 in cost reimbursements paid to Paul Royalty, as a debt instrument. Based upon our best estimate of future royalty interest obligation payments, interest expense was calculated using the effective interest method. Our best estimate of future royalty interest obligation payments was based upon returning to Paul Royalty an internal rate of return of 25% through future net LFRP receipts. In August 2008, we repaid this loan and no longer estimate interest on this agreement.

        Share-Based Compensation.    Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Accounting for Stock-Based Compensation" which required us to recognize the expense related to the fair value of stock-based compensation awards in our consolidated statement of operations. We elected to follow the modified prospective transition method allowed by SFAS 123(R), and therefore, only applied the provisions of SFAS 123(R) to awards modified or granted after January 1, 2006. In addition, for awards that were unvested as of January 1, 2006 we will recognize compensation expense in our consolidated statement of operations over the remaining vesting period. Prior to January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees."

        SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of our stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Our stock options primarily have a graded-vesting schedule. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

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

        We generally license our patent rights covering phage display as well as our proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements, for which we have no future obligations, generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies. Perpetual patent licenses are recognized immediately if we have no future obligations. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are recognized ratably over the period to which the payment applies, which is normally between 3 and 5 years, but specific contract terms may extend this period up to 14 years. Upon the achievement of milestones under non-exclusive phage display patent licenses and phage display libraries a portion of the milestone payment equal to the percentage of the license agreement that has elapsed is recognized as revenue. Milestone payments under these license arrangements are recognized when the milestone is achieved if we have no future obligations under the license, and royalties are recognized when they are earned.

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

        Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the asset is written down to its estimated fair value on a discounted cash flow basis. Our intangible assets at December 31, 2008 consisted of licenses for antibody technology from third parties. No impairment losses have been recognized in any of the periods presented in our consolidated financial statements.

Tax Loss Carryforwards

        As of December 31, 2008, we had federal net operating loss (NOL) and research and experimentation credit carryforwards of approximately $243.1 million and $29.5 million, respectively, which may be available to offset future federal income tax liabilities and which began to expire in 2009. We have recorded a deferred tax asset of approximately $1.9 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $1.9 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $142.6 million has been established at December 31, 2008.

Recent Accounting Pronouncements

        On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of this standard has not had a material impact on our financial statements or results of operations.

        Effective January 1, 2008, we implemented SFAS No. 157, "Fair Value Measurement" (SFAS 157), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk consists primarily of our cash and cash equivalents, and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of December 31, 2008, we had cash, cash equivalents, and short-term investments of approximately $58.5 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

        As of December 31, 2008, we had $50.8 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

        Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements with parties located outside of the United States. Transactions under certain of the agreements between us and parties located outside of the United States are conducted in local foreign currencies. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dyax Corp.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 12 to the consolidated financial statements the Company has changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2009

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,668	$29,356
Short-term investments	30,792	34,055
Accounts receivable, net of allowances for doubtful accounts of $42 and $55 at December 31, 2008 and 2007, respectively	4,692	4,118
Prepaid research and development	1,656	1,271
Other current assets	814	1,292

Total current assets	65,622	70,092
Fixed assets, net	6,137	7,884
Intangibles, net	428	931
Restricted cash	2,888	4,483
Other assets	—	225

Total assets	$75,075	$83,615

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$12,069	$10,537
Current portion of deferred revenue	10,700	3,832
Current portion of long-term obligations	1,134	1,482
Other current liabilities	983	1,126

Total current liabilities	24,886	16,977
Deferred revenue	20,686	5,675
Note payable	46,947	—
Long-term obligations	1,552	30,016
Deferred rent and other long-term liabilities	1,048	1,451

Total liabilities	95,119	54,119
Commitments and Contingencies (Notes 8, 11, 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 63,040,420 and 60,427,178 shares issued and outstanding at December 31, 2008 and 2007, respectively	630	604
Additional paid-in capital	334,082	317,296
Accumulated deficit	(355,400)	(288,932)
Accumulated other comprehensive income	644	528

Total stockholders' equity (deficit)	(20,044)	29,496

Total liabilities and stockholders' equity (deficit)	$75,075	$83,615

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)
Product development and license fee revenues	$43,429	$26,096	$12,776
Research and development:
Research and development expenses	68,077	64,010	53,637
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	(7,000)	(16,100)

Net research and development	68,077	57,010	37,537
General and administrative expenses	22,663	15,740	14,658
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831	10,352
Restructuring costs	4,631	—	—
Impairment of fixed assets	352	—	—

Total operating expenses	95,723	76,581	62,547

Loss from operations	(52,294)	(50,485)	(49,771)
Other income (expense):
Interest income	1,507	3,258	3,246
Interest expense	(7,753)	(9,082)	(3,798)
Gain on sale of fixed assets	336	—	—
Loss on extinguishment of debt	(8,264)	—	—

Total other income expense, net	(14,174)	(5,824)	(552)

Net loss	(66,468)	(56,309)	(50,323)
Other comprehensive (loss) income:
Foreign currency translation adjustments	71	24	(66)
Unrealized gain on investments	45	99	50

Comprehensive loss	(66,352)	(56,186)	$(50,339)

Basic and diluted loss per share:
Net loss	$(1.08)	$(1.06)	$(1.18)

Shares used in computing basic and diluted net loss per share	61,626,095	53,072,993	42,532,466

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except share data)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total
Balance at December 31, 2005	38,028,363	$380	$222,437	$(182,300)	$421	$40,938
Exercise of stock options	73,117	1	114	—	—	115
Issuance of common stock for employee stock purchase plan	98,621	1	300	—	—	301
Sale of common stock, net of expenses of $86	5,500,000	55	30,109	—	—	30,164
Compensation expense associated with stock options	—	—	2,282	—	—	2,282
Unrealized gain on short-term investments	—	—	—	—	50	50
Foreign currency translation	—	—	—	—	(66)	(66)
Net loss	—	—	—	(50,323)	—	(50,323)

Balance at December 31, 2006	43,700,101	437	255,242	(232,623)	405	23,461
Exercise of stock options	152,139	1	325	—	—	326
Issuance of common stock for employee stock purchase plan	99,938	1	247	—	—	248
Shares issued to purchase joint venture (Dyax-Genzyme LLC)	4,400,000	44	17,398	—	—	17,442
Sale of common stock, net of expenses of $191	12,075,000	121	41,211	—	—	41,332
Compensation expense associated with stock options	—	—	2,873	—	—	2,873
Unrealized gain on short-term investments	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	24	24
Net loss	—	—	—	(56,309)	—	(56,309)

Balance at December 31, 2007	60,427,178	604	317,296	(288,932)	528	29,496
Exercise of stock options	505,269	5	1,173	—	—	1,178
Issuance of common stock for employee stock purchase plan	99,941	1	286	—	—	287
Sale of common stock	2,008,032	20	9,980	—	—	10,000
Compensation expense associated with stock options	—	—	4,494	—	—	4,494
Issuance of warrants	—	—	853	—	—	853
Unrealized gain on short-term investments	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	71	71
Net loss	—	—	—	(66,468)	—	(66,468)

Balance at December 31, 2008	63,040,420	630	334,082	$(355,400)	$644	$(20,044)

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(66,468)	$(56,309)	$(50,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	50	(962)	(1,670)
Depreciation and amortization of fixed assets	2,812	3,012	2,944
Amortization of intangibles	516	526	511
Non-cash interest expense	7,386	8,210	2,682
Amortization of deferred rent	(403)	(375)	(215)
Impairment of fixed assets	352	—	—
Gain on disposal of fixed assets	(350)	—	—
Compensation expenses associated with stock-based compensation plans	4,494	2,873	2,282
Equity loss in joint venture (Dyax-Genzyme LLC)	—	3,831	10,352
Extinguishment of debt	8,264	—	—
Provision for doubtful accounts	(14)	(25)	(25)
Other	—	285	—
Changes in operating assets and liabilities
Accounts receivable	(560)	(1,973)	(418)
Net amount due from joint venture (Dyax-Genzyme LLC)	—	461	(674)
Prepaid research and development, and other assets	90	(762)	2,099
Accounts payable and accrued expenses	1,606	1,164	2,222
Deferred revenue	21,879	(399)	(970)
Other long-term liabilities	(142)	226	63

Net cash used in operating activities	(20,488)	(40,217)	(31,140)

Cash flows from investing activities:
Purchase of investments	(41,732)	(63,153)	(108,067)
Proceeds from maturity of investments	44,990	79,320	102,650
Purchase of fixed assets	(1,439)	(1,065)	(1,057)
Proceeds from sale of fixed assets	350	—	—
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	17,000	—
Restricted cash	1,595	7,038	(7,099)
Investment in joint venture (Dyax-Genzyme LLC)	—	(3,837)	(9,828)

Net cash provided by (used in) investing activities	3,764	35,303	(23,401)

Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	1,465	574	416
Net proceeds from common stock offerings	10,000	41,332	30,164
Proceeds from note payable	49,600	—	—
Proceeds from long-term obligations, net of fees	1,103	663	30,379
Debt acquisition costs	—	—	(257)
Repayment of Paul Royalty on extinguishment of debt	(35,080)	—	—
Repayment of long-term obligations	(12,104)	(19,648)	(3,464)

Net cash provided by financing activities	14,984	22,921	57,238
Effect of foreign currency translation on cash balances	52	54	(42)
Net increase (decrease) in cash and cash equivalents	(1,688)	18,061	2,655
Cash and cash equivalents at beginning of the period	29,356	11,295	8,640

Cash and cash equivalents at end of the period	$27,668	$29,356	$11,295

Supplemental disclosure of cash flow information:
Interest paid	$3,595	$849	$1,108

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$31	$432	$584

Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$—	$17,442	$—

Warrant issued in connection with note payable	$853	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

        Dyax Corp. (Dyax or the Company) is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. Dyax uses its proprietary drug discovery technology to identify antibody, small protein and peptide compounds for clinical development. This technology has provided an internal pipeline of promising drug candidates and numerous licenses and collaborators that generate revenues through funded research, license fees, milestone payments and royalties.

        The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks of preclinical and clinical trials, dependence on collaborative arrangements, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other governmental regulations and approval requirements.

        The Company expects that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license arrangements will be sufficient to support the Company's current operations through at least 2009. In addition, the Company has available access to additional funding under an existing equity line of credit agreement. If the Company's cash requirements exceed its current expectations or if the Company generates less revenue than it expects, the Company will need additional funds. The Company may seek additional funding through its existing equity line of credit, collaborative arrangements, and public or private financings. However, the Company may not be able to obtain financing on acceptable terms or at all, and the Company may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company needs additional funds and it is unable to obtain funding on a timely basis, the Company would significantly curtail its research, development or commercialization programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

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

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        Concentration of Credit Risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At December 31, 2008 and 2007, approximately 89% and 84% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution. The Company also maintains balances in various operating accounts in excess of federally insured limits.

        The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company's customer base. Two customers accounted for approximately 48% and 35% of the Company's accounts receivable balance at December 31, 2008, and these balances were paid subsequent to year end. One customer accounted for approximately 77% of the Company's accounts receivable balance at December 31, 2007.

        Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

        Investments:    Short-term investments consist of investments with original maturities greater than ninety days and less than one year when purchased. Long-term investments consist of investments with maturities of greater than one year. The Company considers its investment portfolio of investments available-for-sale as defined by Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2008, the Company's short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $30.6 million, an estimated fair value of $30.8 million and had an unrealized gain of $153,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. All short-term investments mature in one year or less. As of December 31, 2007, the Company's short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $33.9 million, an estimated fair value of $34.1 million and had an unrealized loss of $107,000 which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

        As of December 31, 2008 and 2007, the Company had no long-term investments.

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

        One company accounted for approximately 54%, of product development and license fee revenue in 2008. One other company accounted for approximately 58% of product development and license fee revenue in 2007. Two additional companies accounted for approximately 29% and 13% of product development and license revenue in 2006.

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

        Guarantees:    The Financial Accounting Standards Board (FASB) issued interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Company has determined that there are no agreements that fall within the scope of FIN 45. The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of December 31, 2008 and 2007.

        Investment in Joint Venture (Dyax-Genzyme LLC):    Prior to February 20, 2007, the Company had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax-Genzyme LLC, through which they jointly owned the rights to DX-88 for the treatment of HAE. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of DX-88 for HAE and each would have been entitled to receive approximately 50% of any profits realized as a result. Research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by the LLC. The Company presented this reimbursement as a reduction in research and development expenses because it included funding that the Company provided to the LLC. Prior to termination of the LLC on February 20, 2007, the Company accounted for its interest in the LLC using the equity method of accounting. Dyax's 50.01% share of the joint venture's loss was recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC). Subsequent to the termination of the LLC and acquisition of 100% of its assets by Dyax, the LLC investment and related accounts have been consolidated in the Company's financial statements.

        Research and Development:    Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates. Through February 20, 2007, these costs are partially offset by the reimbursement of expenses by the Dyax-Genzyme LLC. These costs have been charged to research and development expense as incurred. Prepaid research and development on the consolidated balance sheets represents external drug manufacturing costs, and research and development service

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

costs that have been paid for in absence of the related product being received or the services being performed.

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

        The Company adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"), on January 1, 2007. As a result of the implementation of FIN 48, no adjustment was required for unrecognized income tax benefits. At the January 1, 2007 adoption date of FIN 48, and also at December 31, 2007 and December 31, 2008, there were no unrecognized tax benefits.

        Translation of Foreign Currencies:    Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders' equity in the consolidated balance sheets. For the years ending December 31, 2008 and 2007, gains from transactions in foreign currencies were $71,000 and $24,000, respectively, and for the year ending December 31, 2006 losses from transactions in foreign currencies were $66,000, which are included in the consolidated statements of operations and comprehensive loss.

        Share-Based Compensation:    Effective January 1, 2006, the Company adopted the provisions of SFAS 123 (Revised 2004) "Share-Based Payments" (SFAS 123(R)) which required it to recognize the expense related to the fair value of stock-based compensation awards in the consolidated statement of operations. The Company elected to follow the modified prospective transition method allowed by SFAS 123(R), and therefore, only applied the provisions of SFAS 123(R) to awards modified or granted after January 1, 2006. In addition, for awards which were unvested as of January 1, 2006, it is recognizing compensation expense in the consolidated statement of operations over the remaining vesting period. The Company has elected to adopt the alternative transition method provided in FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation that were outstanding upon adoption of FAS 123(R).

        Net Loss Per Share:    Net loss per share is computed under SFAS No. 128, Earnings per Share (SFAS No. 128). Under SFAS No. 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options to purchase a total of 8,458,609, 7,011,450 and 5,860,432 shares were outstanding at December 31, 2008, 2007 and 2006, respectively.

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

        Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
		(In thousands)
Balance at January 1, 2006	$(42)	$463	$421
Change for 2006	50	(66)	(16)

Balance at December 31, 2006	8	397	405
Change for 2007	99	24	123

Balance at December 31, 2007	107	421	528
Change for 2008	45	71	116

Balance at December 31, 2008	$152	$492	$644

        Business Segments:    The Company discloses business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Prior to the closing of the Liege facility in 2008, the Company operated as one business segment in two geographic areas. Subsequent to the closing, the Company operates as one business segment with one geographic area.

        Recent Accounting Pronouncements:    On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of this Standard has not had a material impact on the Company's financial statements or results of operations.

        Effective January 1, 2008, the Company implemented SFAS No. 157, "Fair Value Measurement" (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on its financial statements.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements

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

        The following table presents information about the Company's financial assets that have been measured at fair value as of December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20.7	$20.7	$—	$—
Marketable debt securities	30.8	30.8	—	—

Total	$51.5	$51.5	$—	$—

        As of December 31, 2008, the Company's short-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with SFAS 157. The fair values of our cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

4. Strategic Collaborations

sanofi-aventis

        In February 2008, the Company entered into an exclusive worldwide license with sanofi-aventis for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product, as well as a non-exclusive license to the Company's proprietary antibody phage display technology. Under these licenses, the Company is eligible to receive royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis. As an exclusive licensee, sanofi-aventis will be responsible for the ongoing development, commercialization and consolidation of sales of DX-2240. For certain other future antibody product candidates discovered by sanofi-aventis, the Company will retain co-development and profit sharing rights, while sanofi-aventis will maintain ultimate responsibility for development and commercialization, and will book sales worldwide.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Strategic Collaborations (Continued)

        As a result of these agreements, the Company received approximately $24.7 million of cash, net of taxes, in 2008. Approximately $5.0 million was for the upfront DX-2240 license fee, $1.5 million was for a license fee for Dyax's proprietary antibody phage display technology, approximately $10.0 million was a transfer fee for DX-2240 inventory and know-how, and an additional $8.5 million was paid upon the transfer of additional specified deliverables. The Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" (EITF 00-21) to determine whether the performance obligations under these agreements could be accounted for as a single unit or multiple units of accounting. The Company determined that these performance obligations represented a single unit of accounting. As the Company has established fair value in relation to the antibody phage display technology license the Company will be recognizing the revenue over the performance period. During the year ended December 31, 2008, the Company recognized revenue of $23.2 million associated with the DX-2240 license, as all the revenue recognition criteria has been met and $530,000 related to the antibody phage display technology license.

Cubist Pharmaceuticals, Inc.

        In April 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. The Company will be eligible to receive additional clinical, regulatory and sales-based milestone payments. The Company is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement also provides an option for the Company to retain certain US co-promotion rights. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this agreement, including development, participation in steering committees, and manufacturing services should be accounted for as a single unit or multiple units of accounting. Revenue is being recognized under a Contingency Adjusted Performance Model (CAPM).

        As a result of this agreement, the Company received a $17.5 million in license and milestone fees in 2008. Additionally, the Company received $1.9 million for reimbursement of costs incurred in 2008 related to the Phase 2 clinical trial and for drug product supply, and the Company has billed an additional $1.7 million in 2008. These amounts, and any future reimbursements and milestones, are being recorded as revenue over the remaining development period of DX-88 in the Cubist territory, which is currently estimated at five years. The Company will periodically reassess the length of the estimated development period based upon the completed effort. As of December 31, 2008, the Company has deferred $17.9 million of revenue related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets. The Company recognized revenue of $3.2 million related to this agreement for the year ended December 31, 2008.

MedImmune Limited

        Under the terms of an amended and restated cross-licensing agreement between the Company and MedImmune Limited (formerly Cambridge Antibody Technology), MedImmune has granted the Company worldwide licenses for research and certain other purposes under all of MedImmune's antibody phage display patents (the MedImmune patents). The Company has also received options for licenses to develop therapeutic and diagnostic antibody products under the MedImmune patents.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Strategic Collaborations (Continued)

MedImmune will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers, which will be recorded as research and development expenses when incurred. MedImmune also has rights to share the Company's revenues from certain other applications of antibody phage display technology. Additionally, MedImmune is not required to pay the Company royalties related to the Company's Ladner patents on antibody products developed by MedImmune.

5. Fixed Assets

        Fixed assets consist of the following:

	December 31,
	2008	2007
	(In thousands)
Laboratory equipment	$9,471	$12,230
Furniture and office equipment	1,225	1,206
Software and computers	3,971	4,065
Leasehold improvements	10,460	10,421

Total	25,127	27,922
Less: accumulated depreciation and amortization	(18,990)	(20,038)

	$6,137	$7,884

        There were $3.1 million and $5.4 million of assets under capital leases, which included laboratory and office equipment, with related accumulated amortization of $1.4 million and $2.7 million, at December 31, 2008 and 2007, respectively. Amortization of assets under capital leases is included in depreciation and amortization of fixed assets on the consolidated statements of cash flow.

6. Intangible Assets

        In 2002, the Company entered into a cross-licensing agreement with XOMA Ireland Limited under which the Company received a license to use XOMA's patents and bacterial expression technology to discover antibody products using phage display. The Company also received a license from XOMA to produce antibodies under the XOMA patents. In exchange for the rights to XOMA's technology, the Company paid a technology license fee of $3.5 million over six installments through 2003, and agreed to pay a 0.5% royalty on net sales of any antibody product commercialized by the Company or any development partner. This fee was capitalized and is being amortized ratably over 7 years, management's estimate of the period that the capitalized license will generate revenues. The Company also granted XOMA a license to its phage display patents and agreed to provide XOMA one of the Company's antibody phage display libraries.

        As of December 31, 2008 and 2007, the gross carrying amount of the intangible assets, consisting of the licensed patent technology, was $3.5 million and the related accumulated amortization was $3.1 million and $2.6 million, respectively. The remaining unamortized portion of this intangible asset will be amortized in 2009.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accounts payable	$1,325	$3,288
Accrued employee compensation and related taxes	4,914	3,892
Accrued external research and development and contract manufacturing	3,529	1,815
Other accrued liabilities	2,301	1,542

	$12,069	$10,537

8. Note Payable and Long-term Obligations

        Long-term obligations and note payable consists of the following:

	December 31,
	2008	2007
	(In thousands)
Note payable	$46,947	$—
Obligations under royalty interest assignment agreement	—	28,077
Obligations under capital lease arrangements	1,603	2,053
Obligation under leasehold improvement arrangements	1,083	1,368

Total long-term obligations	49,633	31,498
Less: current portion	(1,134)	(1,482)

Long-term obligations	$48,499	$30,016

        Minimum future payments under the Company's long-term obligations and note payable as of December 31, 2008 are as follows:

(In thousands)
2009	$8,369
2010	9,750
2011	10,303
2012	8,437
2013	21,586
Thereafter	22,919

Total future minimum payments	81,364
Less: amount representing interest	(31,731)

Present value of future minimum payments	49,633
Less: current portion	(1,134)

Long-term obligations and note payable	$48,499

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Note Payable and Long-term Obligations (Continued)

Note Payable:

        In August 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's phage display Licensing and Funded Research Program (LFRP). The Company used $35.1 million from the proceeds of this loan to pay off its remaining obligation under and agreement with Paul Royalty.

        The loan, which matures in August 2016, bears interest at an annual rate of 16%, payable quarterly. The loan may be prepaid without penalty, in whole or in part, beginning on the third anniversary of the closing date. In connection with this loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by Dyax through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs. In connection with the loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at a 50% premium over the 30-day average closing price. The warrant has an eight-year term and is exercisable beginning on the one-year anniversary of the closing date. The Company has estimated the relative fair value of the warrant to be $853,000, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an 8 year expected term and an expected dividend yield of zero. The relative fair value of the warrant is recorded in additional paid-in capital on the Company's consolidated balance sheet.

        Under the terms of the loan agreement, the Company is required to repay the loan based on the annual net LFRP receipts. Until June 30, 2013, required payments are tiered as follows: 75% of the first $10 million in specified annual LFRP receipts, 50% of the next $5 million and 0% of annual included LFRP receipts over $15 million until June 30, 2013. After June 30, 2013, and until the maturity date or the complete amortization of the loan, Cowen Healthcare will receive 75% of all included LFRP receipts. If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the loan. If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million loan amount.

        The cash proceeds of $50.0 million was recorded as a note payable on the Company's consolidated balance sheet. The note payable balance was reduced by $853,000 for the fair value of the warrant, and $400,000 was recorded as a discount against the note for a payment made to Cowen Healthcare for legal fees in conjunction with the agreement. Each of these amounts is being accreted over the life of the note. During the year ended December 31, 2008, the Company recorded $64,000 of accretion associated with the debt discount and the warrant, $3.3 million in interest expense, and made payments to Cowen totaling $5.1 million, of which $1.9 million was allocated to the principle amount in 2008. The loan balance at December 31, 2008 is $48.1 and the amount recorded on the Company's consolidated balance sheet, which is net of the unamortized portions of the discount and warrant, is $46.9 million. The estimated fair value of the note payable was $42.6 million at December 31, 2008.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Note Payable and Long-term Obligations (Continued)

Obligations under royalty interest assignment agreement with Paul Royalty:

        In August 2006, the Company entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP, under which it received an upfront payment of $30 million. In exchange for this payment, the Company assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by it under the LFRP through 2017. This agreement was extinguished in August 2008 using proceeds from the Cowen Healthcare note payable, at which time all Paul Royalty rights to LFRP receipts were terminated.

        Under the terms of the agreement, Paul Royalty was assigned a portion of the annual net LFRP receipts which were to have continued for up to 12 years, depending upon the performance of the LFRP. The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company's consolidated balance sheet. Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method. The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25%. Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $4.1 million and $8.2 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008 and 2007, the Company made payments totaling $40.2 million and $10.9 million, respectively, related to this obligation to Paul Royalty, including the 2008 pay-off amounts.

        In August 2008, the Company paid off this loan with a $35.1 million cash payment, of which $27.0 million was allocated to the principal amount, and $8.1 million was recorded as loss on extinguishment of debt on the Company's consolidated statements of operations and comprehensive loss. As of December 31, 2008, there was no outstanding debt balance under this agreement. The debt balance was $28.1 million at December 31, 2007 and is included in long-term obligations on the Company's consolidated balance sheet.

        The Company capitalized $257,000 of debt issuance costs related to this agreement which, prior to August 5, 2008, was being amortized over the term of the related debt using the effective interest method. In August 2008, the unamortized debt issuance costs were fully amortized, and $212,000 of expense is included in loss on extinguishment of debt.

Obligations under capital lease arrangements:

        Between 2001 and 2006 the Company signed capital lease and debt agreements for the purchase of qualified fixed assets and leasehold improvements. Interest pursuant to these agreements ranges between 0% and 11.18%. Principal and interest are payable ratably over 24 months to 60 months. Capital lease obligations are collateralized by the assets under lease. During each of the years ended December 31, 2008, 2007, and 2006, the Company sold to and leased back from the lenders $1.1 million of leasehold improvements, laboratory, production and office equipment. As of December 31, 2008 and 2007, there was $1.6 million and $2.1 million (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations on the Company's consolidated balance sheets.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Note Payable and Long-term Obligations (Continued)

Obligation under leasehold improvement arrangements:

        In 2001, the Company entered into an agreement to initially lease approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012. As of December 31, 2008, and 2007, there was $1.1 million and $1.4 million outstanding under the loan, which is included in long-term obligations on the Company's consolidated balance sheets.

Operating Leases

        The Company leases space at 300 Technology Square in Cambridge, Massachusetts which serves as its corporate headquarters and research facility. As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002. The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term. The Company currently leases approximately 91,000 square feet of which it subleases 24,000 square feet to two tenants under separate sublease agreements, each of which will expire on October 31, 2009. The lease will expire on February 29, 2012, although the Company has the option to extend for two additional five-year terms. The Company had previously provided the lessor with a Letter of Credit in the amount of $4.3 million, and under the terms of the agreement, the Letter of Credit was reduced to approximately $2.7 million on February 15, 2008. The cash collateral is included in restricted cash on the consolidated balance sheets.

        Through Dyax S.A., the Company leased 10,000 square feet of leased laboratory and office space in Liege, Belgium. In connection with the closure of the Liege-based research facility during 2008, this facility has been vacated and the lease will terminate in June 2009.

        Gross minimum future lease payments under the Company's non-cancelable operating leases as of December 31, 2008 are as follows:

(In thousands)
2009	$5,547
2010	5,547
2011	5,547
2012	968
2013	43
Thereafter	—

Total	$17,652

        Rent expense for the years ended December 31, 2008, 2007, and 2006 was approximately $6.2 million, $5.3 million and $4.6 million, respectively. Rent expense for December 31, 2008, 2007 and 2006 was net of sublease payments of $1.5 million, $261,000 and $614,000 respectively.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Restructuring Charges and Impairment of Fixed Assets

        During 2008, a charge of approximately $4.6 million was recorded in connection with the closure of the Company's Liege-based research facility. This amount included severance related charges of approximately $3.6 million, contract termination costs of approximately $688,000 and other exit costs of $363,000. The following table reflects restructuring charges through December 31, 2008 (in thousands):

	Employee Termination Costs	Contract Termination Costs	Other Exit Costs	Total
Accrued restructuring balance as of December 31, 2007	$—	$—	$—	$—
Provision for the year ended December 31, 2008	3,581	688	363	4,632
Utilization	(3,374)	(652)	(363)	(4,389)

Changes in foreign exchange	(207)	(36)	—	(243)

Accrued restructuring balance as of December 31, 2008	$—	$—	$—	$—

        During the second quarter of 2008, a charge of approximately $352,000 was recorded for the impairment of fixed assets in connection with the closure of the Company's Liege-based research facility.

        The Company received a €825,000 grant from the Walloon region of Belgium. The grant includes specific criteria regarding employment and investment levels that need to be met. The employment criteria were met in 2006. The investment criteria were not fully met as of December 31, 2008. Pursuant to the closure of the Liege facility in 2008, the Company refunded approximately $162,000 as of December 31, 2008 and is working with the Walloon region to determine what portion of the residual balance will need to be refunded. The residual balance as of December 31, 2008 was approximately $983,000 which has been included in short-term liabilities on the consolidated balance sheet.

10. Stockholders' Equity

        Preferred Stock:    As of December 31, 2008 and 2007, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 undesignated and 50,000 shares of previously undesignated preferred stock designated as Series A Junior Participating Preferred Stock.

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

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

        In July 2008, the Company entered into an agreement whereby Dompé Farmaceutici S.p.A. (Dompé) purchased 2,008,032 shares of Dyax common stock in a private placement at $4.98 per share, which represented a 57% premium over the closing price on July 10, 2008 and a total investment of $10.0 million.

        On October 30, 2008, the Company entered into a Common Stock Purchase agreement with Azimuth Opportunity Ltd., which allows the Company to issue and sell to the Investor up to an aggregate amount $50.0 million in common stock with a minimum price of $2.00 per share. As of December 31, 2008, no shares were issued or sold under this agreement. The agreement will remain in effect through April, 2010, unless terminated earlier.

Effect of Adoption of SFAS 123(R), Share-Based Payment

        As of January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the valuation techniques previously utilized by the Company for options in footnote disclosures required under SFAS 123. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company's current estimates.

        The following table reflects compensation expense recorded during the years ended December 31, 2008, 2007 and 2006 in accordance with SFAS 123(R) (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Stock options	$4,369	$2,771	$2,168
Employee stock purchase plan	125	102	114

	$4,494	$2,873	$2,282

Amount included in research and development expenses in the consolidated statements of operations and comprehensive loss	$2,512	$1,638	$1,249

Amount included in general and administrative expenses in the consolidated statements of operations and comprehensive loss	$1,982	$1,235	$1,033

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Valuation Assumptions for Stock Options

        For the years ended December 31, 2008, 2007 and 2006, 2,578,000, 1,950,505 , and 1,436,575 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected Option Term (in years)	6	6	6
Risk-free interest rate	2.70%–3.47%	3.94%–4.75%	4.52%–4.91%
Expected dividend yield	0	0	0
Volatility factor	73.62%–78.16%	80.12%–83.64%	86.26%–92.04%

Valuation Assumptions for Employee Stock Purchase Plans

        The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.42%–1.99%	3.56%–4.91%	2.67%–4.98%
Expected dividend yield	0	0	0
Volatility factor	56.91%–114.36%	53.93%–95.73%	40.19%–70.42%

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

Equity Incentive Plan

        The Company's 1995 Equity Incentive Plan (the "Plan"), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At December 31, 2008, a total of 1,922,290 shares were available for future grants under the Plan.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

Stock Option Activity

        The following table summarizes stock option activity for the year ended December 31, 2008:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	7,011,450	$5.56	6.89
Granted at fair market value	2,578,000	4.06
Exercised	(505,269)	2.33
Forfeited	(397,151)	3.86
Expired	(228,421)	6.82

Outstanding as of December 31, 2008	8,458,609	5.28	7.12	$1,660

Exercisable as of December 31, 2008	4,905,539	$6.18	5.93	$1,393

Vested and unvested expected to vest as of December 31, 2008	8,297,895	$5.30	7.07	$1,652

        The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's common stock closing price of $3.64 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 1,334,428.

        The weighted average grant date fair value of options, as determined under SFAS 123(R) and SFAS 123, granted during the years ended December 31, 2008, 2007 and 2006 was $4.06, $3.00 and $2.37 per share, respectively. The total intrinsic value of options exercised during years ended December 31, 2008, 2007 and 2006 was approximately $972,000, $294,000, and $137,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2008, 2007 and 2006 was approximately $1.2 million, $326,000, and $115,000, respectively.

        As of December 31, 2008 future compensation cost related to non-vested stock options is approximately $10.9 million and will be recognized over an estimated weighted average period of approximately 1.36 years.

        The following table summarizes non-vested stock option activity for the year ended December 31, 2008:

Non-vested Number of Options
Non-vested balance at December 31, 2007	2,772,449
Granted at fair market value	2,578,000
Vested	(1,400,228)
Forfeited	(397,151)

Non-vested balance at December 31, 2008	3,553,070

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Continued)

        The total fair value of shares vested during the year ended December 31, 2008 was $4.3 million.

        The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

        The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan"), as amended in May 2002, allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the year ended December 31, 2008 was approximately $124,780. There were 99,941 and 99,938 shares purchased under the employee stock purchase plan during the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, a total of 163,951 shares were reserved and available for issuance under this plan.

11. Employee Savings and Retirement Plans

        The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. Employees are 100% vested in company matching contributions which have been 50% of employee contributions up to 6% of eligible pay. For the years ended December 31, 2008, 2007 and 2006, the Company's matching contributions amounted to $423,000, $385,000 and $332,000, respectively.

12. Income Taxes

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

12. Income Taxes (Continued)

        The provision for income taxes for continuing operations was at rates different from the U.S. federal statutory income tax rate for the following reasons:

	2008	2007	2006
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	4.18%	4.83%	5.67%
Research and development tax credits	2.69%	4.52%	8.72%
Other	(2.71)%	0.09%	0.16%
True up and expiring NOLs and research credits	(5.99)%	(6.84)%	(7.76)%
Valuation allowance	(32.17)%	(36.6)%	(40.79)%

Effective income tax rate	—%	—%	—%

        The principal components of the Company's deferred tax assets and liabilities at December 31, 2008 and 2007, respectively are as follows:

	2008	2007
	(in Thousands)
Deferred Tax Asset:
Allowance for doubtful accounts	$17	$22
Depreciation and amortization	2,352	2,091
Accrued expenses	164	101
Other	89	(165)
Stock based compensation	1,229	2,068
Deferred revenue	12,027	3,393
Research credit carryforwards	33,304	29,753
Net operating loss carryforwards	93,398	83,800
Total gross deferred tax asset	142,580	121,063
Valuation allowance	(142,580)	(121,063)

Net deferred tax asset	$—	$—

        As of December 31, 2008, the Company had a federal net operating loss (NOL) of $243.1 million available to reduce future taxable income, which expires at various times beginning in 2008 through 2028. The Company also has a federal and state research and experimentation credit carryforward of approximately $29.5 million as of December 31, 2008 available to reduce future tax liabilities which will expire at various dates beginning in 2012 through 2028. The Company has state net operating loss carryforwards of approximately $171.2 million as of December 31, 2008 available to reduce state future taxable income, which expires at various dates beginning in 2008 through 2012. The Company also has state research and development and investment tax credit carryforwards of approximately $5.8 million as of December 31, 2008 available to reduce future tax liabilities which expire at various dates beginning in 2018 through 2023.

        The Company has recorded a deferred tax asset of approximately $1.9 million at December 31, 2008 reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from this

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

$1.9 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

        The Company adopted SFAS 123(R) effective on January 1, 2006. This change in method of accounting required an adjustment during 2006 to the Company's additional-paid-in-capital for the excess or shortfall of estimated future tax benefits of option exercises compared to the estimated future tax benefits recorded on the Company's financial statements due to this accounting method change. The change in accounting method did not require a change in the additional-paid-in-capital. All future tax benefits associated with option exercises will be recorded directly to additional paid in capital in accordance with the requirements of SFAS 123(R).

        As required by SFAS No. 109, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $142.6 million was established at December 31, 2008.

        The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Tax ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded no adjustment for the unrecognized income tax benefits. At the adoption date of FIN 48, January 1, 2007 and also at December 31, 2008, the Company had no unrecognized tax benefits.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company had no accrued interest or penalties related to uncertain tax position.

        Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more that 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with the study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

        In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of its deferred tax asset. The uncertainties in these components arise from judgements in the allocation of

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

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

        The tax years 1994 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination in any jurisdictions for any tax years.

13. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions

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

        On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC's assets to Dyax, including the $17.0 million cash payment. As a result Dyax now owns all of the rights to DX-88 worldwide including the right to develop and commercialize DX-88 in HAE. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Dyax's acquisition of Genzyme's 49.99% portion of the LLC was accounted for as a purchase of assets. Genzyme also agreed to provide transition services for a period following the termination of the agreements. In 2007, the transitional service fees totaled $1.1 million. There were no transitional service fees in 2008 and no future transitional service fees are expected to be incurred.

        Before termination of the collaboration, research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by Dyax-Genzyme LLC. The Company and Genzyme were each required to fund 50% of the monthly expenses of Dyax-Genzyme LLC. The Company accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses because it included funding that the Company provided to Dyax- Genzyme LLC. Dyax's 50.01% share of Dyax-Genzyme LLC loss was recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. Subsequent to the termination of the LLC and acquisition of 100% of its assets by

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

Dyax, the LLC investment and related accounts have been consolidated in the Company's financial statements.

        Summary financial information for Dyax-Genzyme LLC is as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)
Research and development	$7,461	$19,328
Selling and marketing	162	1,110
General and administrative	38	266
Interest income	—	(4)

Net loss	$7,661	20,700

Current assets	—	$1,967
Non-current assets	—	514
Current liabilities	—	(1,965)
Non-current liabilities	—	—

Net assets	—	$516

Amount due to Dyax from Dyax-Genzyme LLC (included in current liabilities above)	—	$1,428

Amount due from Dyax to Dyax-Genzyme LLC (included in current assets above)	—	$966

        Prior to August 29, 2007, Genzyme held a senior secured promissory note issued by Dyax in 2002. The promissory note, in the principal amount of $7.0 million, accrued interest at the prime rate plus 2%. Dyax's obligations under this note were secured by a collateralized $7.2 million letter of credit, which was classified as restricted cash on the Company's consolidated balance sheet. In August, 2007, Dyax paid all the principal and accrued interest due under this note. The $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash to cash and cash equivalents on the Company's balance sheet.

        The Company's Chairman, who is also its former President and Chief Executive Officer, was an outside director of Genzyme Corporation until May 2007.

        At December 31, 2008 and 2007, Genzyme owned approximately 7.9% and 8.2%, respectively, of the Company's common stock outstanding.

        During 1996, the Company signed two patent license agreements with Genzyme consistent with the Company's standard license terms. During 2006, Genzyme terminated one of its patent license agreements with Dyax in connection with the maintenance fee on the terminated agreement. The Company recorded no revenue for the year ended December 31, 2008 and 2007 and $4,000 for the year ended December 31, 2006. The Company recorded license revenue of $25,000, for each year ended December 31, 2008, 2007 and 2006, in connection with the maintenance fee on the ongoing agreement. As of December 31, 2008 and 2007, there were $25,000 and $0, respectively, of outstanding accounts receivable due from Genzyme related to the patent license agreement.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

        During 2004, the Company signed a library license agreement with Genzyme consistent with its standard license terms. The Company received $1.3 million from Genzyme and recorded license revenue of $225,000 for each of the years ended December 31, 2008, 2007 and 2006 in connection with the technology access fees on this agreement. As of December 31, 2008 and 2007, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

14. Business Segments

        The Company discloses business segments under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company has reevaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that it has one segment. As of December 31, 2008 there were no long-lived assets located in Europe due to the closure of the research facility in Liege. As of December 31, 2007, the Company had approximately $738,000, respectively, of long-lived assets located in Europe, with the remainder held in the United States. For the years ended December 31, 2008 and 2007, the Company did not have any revenues outside the United States.

15. Litigation

        As of December 31, 2008, the Company was not engaged in any active court proceedings. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves.

16. Subsequent Events

        In February 2009, the Company expanded its antibody funded research and library licence agreement with Biogen Idec to include the additional discovery of antibody products identified using the Company's phage display. Under the terms of the expanded agreement, the Company has guaranteed a minimum of ten additional product licenses to Biogen Idec. Additionally, the Company has granted Biogen Idec a non-exclusive license to its antibody libraries and the Company will conduct antibody discovery funded research over a three-year period. In exhange, the Company received a $5.0 million upfront fee, guaranteed research funding, and is eligible to receive $85 million in development and sales milestones, as well as royalties for each antibody product commercialized by Biogen Idec using the Company's technology.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Unaudited Quarterly Operating Results

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

Year ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$2,643	$3,831	$5,490	$31,465
Income (loss) from operations	$(20,024)	$(23,515)	$(16,766)	$8,011
Net (loss) income	$(21,335)	$(24,912)	$(26,639)	$6,418
Shares used in computing basic net (loss) income per share	60,504,620	60,562,606	62,439,236	62,974,171
Shares used in computing diluted net (loss) income per share	60,504,620	60,562,606	62,439,236	63,210,448
Basic and diluted net (loss) income per share:
Net (loss) income	$(0.35)	$(0.41)	$(0.43)	$0.10

Year ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share)
Revenue	$2,630	$2,647	$2,648	$18,171
Loss from operations	$(18,603)	$(16,364)	$(13,950)	$(1,568)
Net loss	$(20,017)	$(17,911)	$(15,312)	$(3,069)
Shares used in computing basic and diluted net loss per share	45,523,025	48,247,303	57,887,861	60,417,201
Basic and diluted net loss per share:
Net loss	$(0.44)	$(0.37)	$(0.26)	$(0.05)

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

        In connection with the preparation of this Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008. These conclusions were communicated to the Audit Committee.

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

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears in Item 8 above.

        Change in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        We have entered into an agreement with Henry E. Blair, our Chairman of the Board and, until the end of 2008, our Chief Executive Officer, which provides for Mr. Blair to continue as a full-time employee of Dyax during 2009 at his current monthly salary. If the current Chief Executive Officer and Mr. Blair agree to a reduced commitment for Mr. Blair, his salary will be reduced pro rata based on the amount of his commitment, and on this basis it is contemplated that Mr. Blair will be a part-time employee after 2009 until December 31, 2011. The agreement also provides that, among other things, if Mr. Blair is terminated by us without cause or if there is a change in control of Dyax, Mr. Blair will be paid a lump sum cash payment equal to twelve times his monthly salary at the date of any such termination or change in control. In addition, upon any termination of his employment other than by us for cause, we will provide Mr. Blair a Medicare supplement benefit at a cost to us equivalent to $6,000 per year for ten years. In recognition of Mr. Blair's retirement as CEO, the Compensation Committee has also accelerated Mr. Blair's unvested options outstanding at January 2, 2009 and extended the period of exercisability of all of his options to permit exercise of each such option for its stated term until the tenth anniversary of its date of grant; provided, however, that such accelerated options will remain subject to forfeiture if Mr. Blair's employment is terminated for cause.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company's Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement").

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

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2009 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2009 Proxy Statement.

        The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	8,458,609		$5.28	2,086,241
Equity compensation plans not approved by security holders:	—		—	—
Totals:	8,458,609	(2)	$5.28	2,086,241	(3)

(1)
Consists of the Amended and Restated 1995 Equity Incentive Plan and the 1998 Employee Stock Purchase Plan.

(2)
Does not include the purchase of 49,960 shares on January 1, 2009 for purchase rights which accrued from July 1 through December 31, 2008. Additionally excluded are purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is June 30, 2009.

(3)
Includes 163,951 shares issuable under the 1998 Employee Stock Purchase Plan, of which 49,960 shares were purchased on January 1, 2009 for purchase rights which accrued from July 1, 2008 through December 31, 2008, and up to 50,000, which are issuable in connection with the current offering period which ends on June 30, 2009. There are 1,922,290 shares available for issuance under the 1995 Amended and Restated Equity Incentive Plan. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" and "Corporate Governance—Board and Committee Matters" in the 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Corporate Governance—Board and Committee Matters" and "Audit Committee Report—Audit Fees" in the 2009 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.    FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.     FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 2008, 2007 and 2006
(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
2008	$55	$14	$27	$42
2007	$80	$25	$50	$55
2006	$105	$—	$25	$80

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2008	$121,063	$25,039	$3,522	$142,580
2007	$100,458	$23,709	$3,104	$121,063
2006	$79,894	$25,653	$5,089	$100,458

3.     EXHIBITS

        The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)   EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2004 and incorporated herein by reference.
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
4.3
Form of Warrant issued to Cowen Healthcare Royalty Partners, L.P. on August 5, 2008. Filed as an exhibit to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
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

Exhibit No.	Description
10.2	1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on May 22, 2007 and incorporated herein by reference.
10.3*
Form of Change of Control Agreement between the Company and Clive R. Wood, Ph.D. and Ivana Magovcevic-Liebisch, Ph.D., J.D. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.
10.4*
Employment Letter Agreement, dated as of July 8, 2008, between George Migausky and the Company. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
10.5*
Employment Letter Agreement, dated as of June 27, 2003, between the Company and Clive R. Wood, Ph.D. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2004 and incorporated herein by reference.
10.6*
Employment Letter Agreement, dated as of April 26, 2007, between the Company and Gustav Christensen. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on May 2, 2007 and incorporated herein by reference.
10.7*	Employment Letter Agreement, dated as of March 2, 2009, between the Company and Henry E. Blair. Filed herewith.
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
10.10*
Retirement Agreement and General Release between the Company and Stephen S. Galliker dated as of July 16, 2008. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
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

Exhibit No.	Description
10.14†	Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006. Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2007 and incorporated herein by reference.
10.15(a)†
Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of January 6, 2003. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2003 and incorporated herein by reference.
10.15(b)†
Second Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of September 18, 2003. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on December 29, 2003 and incorporated herein by reference.
10.15(c)†
Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of July 30, 2007. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2007 and incorporated herein by reference.
10.16†
Product License Agreement between sanofi-aventis and the Company dated as of February 11, 2008. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2008 and incorporated herein by reference.
10.17†
License and Collaboration Agreement between Cubist Pharmaceuticals, Inc. and the Company dated as of April 23, 2008. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2008 and incorporated herein by reference.
10.18
Securities Sale Agreement between Dompé Farmaceutici S.p.A. and the Company dated as of July 14, 2008. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
10.19
Common Stock Purchase Agreement between Azimuth Opportunity Ltd. and the Company dated as of October 30, 2008. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on October 30, 2008 and incorporated herein by reference.
10.20†
Loan Agreement between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of August 5, 2008. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
10.21†
Termination Agreement by and between the Company and Genzyme Corporation dated February 20, 2007. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended March 31, 2007 and incorporated herein by reference.
10.22	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company's Form 8-K (File No. 000-24537) filed on May 23, 2006.

Exhibit No.	Description
10.23*	Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 20, 2008 and incorporated herein by reference.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this third day of March, 2009.

DYAX CORP.
By:	/s/ GUSTAV A. CHRISTENSEN Gustav A. Christensen Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUSTAV A. CHRISTENSEN Gustav A. Christensen	President and Chief Executive Officer, and (Principal Executive Officer) and Director	March 3, 2009
/s/ GEORGE MIGAUSKY George Migausky	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2009
/s/ HENRY E. BLAIR Henry E. Blair	Chairman of the Board of Directors	March 3, 2009
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	March 3, 2009
/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 3, 2009
/s/ JAMES W. FORDYCE James W. Fordyce	Director	March 3, 2009
/s/ THOMAS L. KEMPNER Thomas L. Kempner	Director	March 3, 2009
/s/ HENRY R. LEWIS Henry R. Lewis	Director	March 3, 2009
/s/ DAVID J. MCLACHLAN David J. McLachlan	Director	March 3, 2009
/s/ MARY ANN GRAY Mary Ann Gray	Director	March 3, 2009