Form 10-Q
period 2009-03-31
DYAX CORP
filed 2009-05-07
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

YES         ☒                            NO          ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

YES         ☐                            NO          ☐

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 28, 2009: 63,837,785

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,039	$27,668
Short-term investments	15,136	30,792
Accounts receivable, net of allowances for doubtful accounts of $160 at March 31, 2009 and $42 at December 31, 2008	1,149	4,692
Prepaid research and development	1,080	1,656
Other current assets	1,341	814
Total current assets	55,745	65,622
Fixed assets, net	5,881	6,137
Intangibles, net	302	428
Restricted cash	2,888	2,888
Total assets	$64,816	$75,075
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,836	$12,069
Current portion of deferred revenue	9,659	10,700
Current portion of long-term obligations	1,069	1,134
Accrued restructuring	1,699	—
Other current liabilities	984	983
Total current liabilities	23,247	24,886
Deferred revenue	23,274	20,686
Note payable	57,913	46,947
Long-term obligations	1,311	1,552
Deferred rent and other long-term liabilities	948	1,048
Total liabilities	106,693	95,119
Commitments and Contingencies (Notes 6, 9 and 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 63,096,820 and 63,040,420 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	631	630
Additional paid-in capital	337,271	334,082
Accumulated deficit	(380,291)	(355,400)
Accumulated other comprehensive income	512	644
Total stockholders’ deficit	(41,877)	(20,044)
Total liabilities and stockholders’ deficit	$64,816	$75,075

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except share and per share data)
Product development and license fee revenues	$5,979	$2,643

Operating expenses:
Research and development	19,271	17,147
General and administrative	7,829	5,520
Restructuring costs	1,936	—
Total operating expenses	29,036	22,667
Loss from operations	(23,057)	(20,024)

Other income (expense):
Interest income	113	554
Interest expense	(1,947)	(1,865)
Total other expense, net	(1,834)	(1,311)
Net loss	(24,891)	(21,335)

Other comprehensive loss:
Foreign currency translation adjustments	(48)	(92)
Unrealized gain (loss) on investments	(84)	58
Comprehensive loss	$(25,023)	$(21,369)

Basic and diluted net loss per share	$(0.39)	$(0.35)
Shares used in computing basic and diluted net loss per share	63,089,821	60,504,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,891)	$(21,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased premium (discount)	72	(62)
Depreciation and amortization of fixed assets	627	743
Amortization of intangibles and other assets	126	132
Amortization of deferred rent	(100)	(101)
Non-cash interest expense	333	1,761
Compensation expense associated with stock-based compensation plans	2,572	950
Gain on sale of fixed assets	(4)	—
Provision for doubtful accounts	108	134
Changes in operating assets and liabilities:
Accounts receivable	3,435	2,449
Prepaid research and development, and other current assets	47	(399)
Accounts payable and accrued expenses	(2,238)	(1,173)
Accrued restructuring	1,699	—
Deferred revenue	1,547	18,097
Other long-term liabilities	—	126
Net cash (used in) provided by operating activities	(16,667)	1,322
Cash flows from investing activities:
Purchase of fixed assets	(372)	(947)
Purchase of investments	—	(15,194)
Proceeds from maturity of investments	15,500	14,999
Proceeds from sale of fixed assets	6	—
Restricted cash	—	1,577
Net cash provided by investing activities	15,134	435
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	141	267
Net proceeds from note payable	14,820	—
Repayment of long-term obligations	(4,015)	(3,631)
Net cash provided by (used in) financing activities	10,946	(3,364)
Effect of foreign currency translation on cash balances	(42)	(63)
Net increase in cash and cash equivalents	9,371	(1,670)
Cash and cash equivalents at beginning of the period	27,668	29,356
Cash and cash equivalents at end of the period	$37,039	$27,686
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$—	$33
Warrant issued in connection with note payable	$477	$—

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks of preclinical and clinical trials and the regulatory approval process, dependence on collaborative arrangements, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other governmental regulations and approval requirements.

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Quarterly Report on Form 10-Q.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The accompanying December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. ACCOUNTING POLICIES

 Basis of Consolidation:   The accompanying consolidated financial statements include the accounts of the Company and the Company’s European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV).  All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At March 31, 2009 and December 31, 2008, approximately 93% and 89% of the Company’s cash, cash equivalents and short-term-investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide.  Concentrations of credit risk with respect to trade receivable balances are usually limited due to the diverse number of customers comprising the Company’s customer base.  As of March 31, 2009, four customers accounted for 28%, 18%, 15% and 12% of the accounts receivable balance.  Two customers accounted for approximately 48% and 35% of the Company’s accounts receivable balance as of December 31, 2008.

Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments:    Short-term investments consist of investments with original maturities greater than ninety days and less than one year when purchased.  Long-term investments consist of investments with maturities of greater than one year.  The Company considers its investment portfolio of investments available-for-sale as defined by Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.   As of March 31, 2009, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost and an estimated fair value of $15.1 million, and had an unrealized gain of $69,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $30.6 million, an estimated fair value of $30.8 million and had an unrealized gain of $153,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

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

 Intangibles:    Intangibles are recorded at cost and amortized over their estimated useful lives.  Effective January 1, 2009, the Company implemented FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3, which amends SFAS 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the arrangement. The adoption of this FSP did not impact the presentation of the Company’s financial position or results of operations, as this standard was required to be implemented prospectively; however, this standard may impact the Company in subsequent periods.

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

Guarantees:  The Financial Accounting Standards Board (FASB) issued interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Company has determined that it is not a party to any agreements that fall within the scope of FIN 45. The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of March 31, 2009 and December 31, 2008.

Research and Development:    Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates. These costs have been charged to research and development expense as incurred. Prepaid research and development on the consolidated balance sheets represents external drug manufacturing costs, and research and development service costs that have been paid for prior to the related product being received or the services being performed.

Income Taxes:    The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.  At March 31, 2009 and December 31, 2008, there were no unrecognized tax benefits.

Translation of Foreign Currencies:    Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to a separate component of stockholders’ equity in the consolidated balance sheets. For the three months ended March 31, 2009 and 2008, losses from transactions in foreign currencies were $48,000 and $92,000, respectively, all of which are included in the consolidated statements of operations and comprehensive loss.

Share-Based Compensation:    The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its employee stock purchase plan.  The Company’s share-based compensation expense is recorded in accordance with SFAS No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R).

Net Loss Per Share:    Net loss per share is computed under SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options to purchase a total of 9,349,179 and 8,620,205 were outstanding at March 31, 2009 and 2008, respectively.

Comprehensive Income (Loss):    The Company accounts for comprehensive income (loss) under SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

Recent Accounting Pronouncements:    Effective January 1, 2009, the Company implemented SFAS No. 141(R), Business Combination. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS 141(R) is applicable to acquisitions completed after

January 1, 2009 and the Company did not have any business combinations.  Accordingly,  the adoption of SFAS 141(R) did not have an impact on the Company’s consolidated financial statements. SFAS 141(R) amended SFAS 109, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Accordingly, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS 141 or SFAS 141(R), will be recognized in current period income tax expense.

Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement” (SFAS 157), for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually.   During 2008, the Company elected to defer the adoption of SFAS 157 with respect to nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis under FSP SFAS 157-2.   Effective the first quarter of 2009, the Company implemented SFAS 157 for its nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis. The adoption of SFAS 157 for the Company’s nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis did not impact its financial position or results of operations; however, could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event it incurs impairment of its assets in future periods.

In April 2009, the FASB issued the following new accounting standards.  These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact, if any, that these standards will have on its financial statements.

•                  FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

•                  FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•                  FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

3. FAIR VALUE MEASUREMENTS

The adoption of SFAS 157 with respect to financial assets and liabilities and nonfinancial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on the financial results of the Company. The Company will continue to evaluate the impact, if any, that the implementation of this standard will have on its financial statements as it relates to its non-financial assets and liabilities.

The following tables present information about the Company’s financial assets that have been measured at fair value as of March 31, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in millions)	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$33.4	$33.4	$—	$—
Marketable debt securities	15.1	15.1	—	—
Total	$48.5	$48.5	$—	$—

Description (in millions)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20.7	$20.7	$—	$—
Marketable debt securities	30.8	30.8	—	—
Total	$51.5	$51.5	$—	$—

As of March 31, 2009 and December 31, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with SFAS 157. The fair values of our cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

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

                As a result of these agreements, the Company received approximately $24.7 million of cash, net of taxes, in 2008 encompassing the upfront DX-2240 license fee, a license fee for Dyax’s proprietary antibody phage display technology, a transfer fee for DX-2240 inventory and know-how, and the transfer of additional specified deliverables. The Company applied the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and determined that these performance obligations represented a single unit of accounting. As the Company has established fair value in relation to the antibody phage display technology license, it is recognizing the revenue over the performance period. During the three months ended March 31, 2009 and 2008, the Company recognized $104,000 and $219,000, respectively, related to the antibody phage display technology license.

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

As a result of this agreement, the Company received a $17.5 million in license and milestone fees in 2008. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial, known as Kalahari 1. These amounts, and any future reimbursements and milestones, are being recorded as revenue over the remaining development period of DX-88 in the Cubist territory, which is currently estimated at five years. The Company will periodically reassess the length of the estimated development period based upon the completed effort.  As of March 31, 2009, the Company has $16.8 million of revenue deferred related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets. The Company recognized revenue of $1.1 million related to this agreement for the three months ended March 31, 2009.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable	$1,652	$1,325
Accrued employee compensation and related taxes	1,815	4,914
Accrued external research and development and contract manufacturing	4,451	3,529
Other accrued liabilities	1,918	2,301
	$9,836	$12,069

6. NOTE PAYABLE

In August 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company’s phage display Licensing and Funded Research Program (LFRP). This loan is now known as the Tranche A loan.  In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million. The Company used $35.1 million from the proceeds of the Tranche A loan to pay off its remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty) (see note 7).

The Tranche A and Tranche B loans (collectively, the Loan) matures in August 2016.  The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Loan may be prepaid without penalty, in whole or in part, beginning in August 2012.  In connection with the Loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by Dyax through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company’s internal drug development or to any of the Company’s co-development programs.

Under the terms of the loan agreement, the Company is required to repay the Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10 million in specified annual LFRP receipts, 50% of the next $5 million and 25% of annual included LFRP receipts over $15 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.

In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at a 50% premium over the 30-day average closing price.  The warrant has an eight-year term and is exercisable beginning on August 5, 2009.  The Company has estimated the relative fair value of the warrant to be $853,000, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at a 25% premium over the 45-day average closing price.  The warrant expires in August 2016 and is exercisable beginning on March 27, 2010.  The Company has estimated the relative fair value of the warrant to be $477,000, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants are recorded in additional paid-in capital on the Company’s consolidated balance sheets.

The cash proceeds from the Loan were recorded as a note payable on the Company’s consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and $580,000 was recorded as a discount against the note for a payment made for Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.  During the three months ended March 31, 2009, the Company recorded $42,000 of accretion associated with the debt discount and the warrants, $1.9 million in interest expense, and made payments to Cowen Healthcare totaling $5.3 million, of which $3.4 million was allocated to the principal balance. The Loan principal balance at March 31, 2009 and December 31, 2008 was $59.7 million and $48.1 million, respectively, and the amount recorded on the Company’s consolidated balance sheet, which is net of the unamortized portions of the discount and warrants, is $57.9 million and $46.9 million, respectively.

7. LONG-TERM OBLIGATIONS

In August 2006, the Company entered into a Royalty Interest Assignment Agreement with Paul Royalty under which it received an upfront payment of $30 million.  In exchange for this payment, the Company assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by it under the LFRP through 2017.  This agreement was extinguished in August 2008 using proceeds from the Cowen Healthcare note payable, at which time all Paul Royalty rights to LFRP receipts were terminated (see note 6).

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $1.8 million for the three months ended March 2008.  During the three months ended March 31, 2008, the Company made payments totaling $3.2 million related to this obligation to Paul Royalty.

On August 5, 2008, the Company paid off this loan with a $35.1 million cash payment of which $27.0 million was allocated to the principal amount, and $8.1 million was recorded as loss on extinguishment of debt.  As of both March 31, 2009 and December 31, 2008, there was no outstanding debt balance under this agreement.

The Company capitalized $257,000 of debt issuance costs related to this agreement which, prior to August 5, 2008, were being amortized over the term of the related debt using the effective interest method.  In August 2008, the unamortized debt issuance costs were fully amortized.

8. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In 2008, the Company entered into a Common Stock Purchase Agreement with Azimuth Opportunity, Ltd. (Azimuth) which allows the Company to issue and sell up to an aggregate amount of $50 million in common stock with a minimum price of $2.00 per share, less the agreed upon discount.  In April 2009, pursuant to single draw down notice, the Company issued 740,965 shares of its common stock to Azimuth and received net proceeds of approximately $1.6 million.

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the Plan), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At March 31, 2009, a total of 1,019,280 shares were reserved and available for issuance under the Plan.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the Purchase Plan), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment.  The compensation expense in connection with the plan for the three months ended March 31, 2009 was approximately $51,000.  There were 49,960 and 49,971 shares purchased under the employee stock purchase plan during the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, a total of 113,991 shares were reserved and available for issuance under this plan.

Stock-Based Compensation Expense

The following table reflects stock compensation expense recorded during the three months ended March 31, 2009 and 2008 in accordance with SFAS 123R (in thousands):

	Three Months Ended March 31,
	2009	2008
Compensation expense related to:
Equity incentive plan	$2,521	$926
Employee stock purchase plan	51	24
	$2,572	$950

Stock-based compensation expense charged to:
Research and development expenses	$644	$546

General and administrative expenses	$1,691	$404

Restructuring charges	$237	$—

During the three months ended March 31, 2009, amendments to the exercise and vesting schedules to certain options resulted in stock-based compensation expense of $1.3 million, inclusive of $237,000 stock-based compensation expense recorded in relation to the restructuring activities.

9. RESTRUCTURING CHARGES

In March 2009, the Company eliminated positions from various departments to focus its resources on the commercialization of its lead product candidate, DX-88.  The Company expects the reduction in personnel costs, along with other external costs, will contribute approximately $18.0 million in annual savings.  As a result of the restructuring, during the three months ended March 31, 2009, the Company recorded one-time charges of approximately $1.9 million, which includes severance related charges of approximately $1.6 million, outplacement costs of approximately $107,000, stock compensation expense of $237,000 for amendments to the exercise and vesting schedules to certain options and other exit costs of $26,000.  Primarily, all amounts are expected to be paid during the quarter ended June 30, 2009.  The Company does not expect additional restructuring charges to be recorded subsequent to March 31, 2009.

10. INCOME TAXES

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

As required by SFAS No. 109, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is more likely than not that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $142.6 million was established at December 31, 2008.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and elsewhere in this report contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks and uncertainties include those described in Part II, Item 1a - Risk Factors.

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

The most advanced indication for DX-88 is in the treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. DX-88 has orphan drug designation in the United States and European Union (EU), as well as Fast Track designation in the United States for the treatment of acute attacks of HAE. In this indication, we have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration. On September 23, 2008, we submitted a Biologics License Application (BLA) with the United States Food and Drug Administration (FDA) for the use of DX-88 for the treatment of acute attacks of HAE, and the FDA designated this application for priority review. On February 4, 2009, the FDA’s Pulmonary-Allergy Advisory Committee voted in favor of approval of our BLA. On March 26, 2009, we received a complete response letter from the FDA outlining the requirements for approval of DX-88 for HAE.  Specifically, the FDA has requested submission of a Risk Evaluation and

Mitigation Strategy (REMS) and additional information with respect to the chemistry, manufacturing and controls (CMC) section of the BLA. The letter also includes a requirement that we conduct certain post-marketing studies, but does not include requirements for any additional clinical trials for approval of DX-88.  We intend to fully address the FDA’s requests in a timely manner.

If the BLA is approved, we intend to market and sell DX-88 on our own in North America. We are currently negotiating with potential partners to commercialize DX-88 for HAE and other angioedema indications in markets outside of North America.

Outside of HAE, DX-88 is also being developed in additional indications. These include ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders; the prevention of blood loss during surgery, and the treatment of retinal diseases.

In April 2008, we entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with the use of DX-88 in this indication in the Cubist territory. Cubist has initiated a Phase 2 trial, known as CONSERVTM 1, in patients undergoing primary coronary artery bypass graft (CABG) surgery.  They also plan to initiate a second Phase 2 trial, known as CONSERVTM 2 in high risk patients.  Cubist has reported that it is currently anticipating an end of Phase 2 meeting with the FDA in mid-2010.

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

In addition to DX-88, we continue to use our proprietary phage display to identify new drug candidates such as DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications. In February 2008, we entered into an exclusive license agreement with sanofi-aventis under which they will be responsible for the continued development of DX-2240. DX-2400 is currently in preclinical development.

Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our Licensing and Funded Research Program (LFRP), we have more than 70 licenses and collaborations, which have thus far resulted in 13 product candidates that licensed third parties have advanced into clinical trials and one product that has received market approval from the FDA. A portion of the current and future revenues generated through the LFRP are pledged to secure payment of loans we received from Cowen Healthcare in August 2008 and March 2009, which loans had an aggregate outstanding balance of $59.7 million as of March 31, 2009.

We have incurred net losses since our inception, including a net loss of $24.9 million for the three months ended March 31, 2009.  We expect to continue to incur significant additional net losses over at least the next several years. We do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.  Our revenues and operating results have fluctuated on a quarter to quarter basis and we expect these fluctuations to continue in the future.

Our Business Strategy

Our strategic goal is to develop new biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. We intend to accomplish this goal through the following activities:

•                  DX-88 Franchise.  We will continue to focus our internal efforts on obtaining market approval for DX-88 for the treatment of acute attacks of HAE and other angioedemas. We intend to commercialize DX-88 for HAE on our own in North America and to establish partnerships in other major markets. We plan to expand the label beyond HAE, in two additional angioedemas (acquired and ACE inhibitor-induced). In addition to our internal efforts, ongoing development of DX-88 for the reduction of blood loss during on-pump cardiothoracic surgery and other surgical indications is being pursued through our collaboration agreement with Cubist. Fovea will be developing an ophthalmic formulation for DX-88 starting with retinal vein occlusion-induced macular edema. We will continue to explore the therapeutic potential of DX-88 in other indications.

•                  Emerging Pipeline and Phage Display Technology.  We will continue to use our proprietary phage display technology to identify new drug candidates and advance others within our preclinical pipeline. These preclinical drug candidates may be developed independently or through strategic partnerships with other biotechnology and pharmaceutical companies. Although we will continue to seek to retain ownership and control of our internally discovered drug candidates by taking them further into preclinical and clinical development, we will also partner certain candidates, as we have with our DX-2240 antibody, in order to balance the risks associated with drug discovery and maximize return for our stockholders.

•                  Licensing and Funded Research Program.  We will also continue to leverage our phage display technology through our LFRP in order to generate ongoing future revenues and to gain rights to co-develop and/or co-promote drug candidates identified by certain of our collaborators. There are currently 13 product candidates that licensed third parties in the LFRP have advanced into clinical trials and one product that has received market approval from the FDA.

DX-88 Development Programs

DX-88 for HAE.    We are developing DX-88 as a treatment of acute attacks of HAE.  We have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration.  An ongoing, open-label continuation study is also being conducted to augment our clinical data with respect to DX-88.

                Our study results in patients exposed to DX-88 suggest that it can provide repeated therapeutic benefit to HAE patients for all types of HAE attacks, including potentially fatal laryngeal attacks. Furthermore, with repeated dosing there is no apparent decrease in DX-88’s therapeutic effects on HAE attacks in these patients. To date, DX-88 is generally well tolerated, with the most serious risks being hypersensitivity reactions, including anaphylaxis, which are resolved with treatment. Other adverse events include headache, nausea and fatigue.

Based on the positive efficacy and satisfactory safety profile results from our EDEMA4 and EDEMA3 trials, we submitted our BLA to the FDA on September 23, 2008. The FDA accepted our BLA for filing and has designated the application for priority review. The FDA’s Pulmonary-Allergy Drugs Advisory Committee reviewed our submission for the subcutaneous formulation of DX-88 for HAE on February 4, 2009, and the Committee voted in favor of approval of DX-88 for HAE by a margin of six votes in favor to five votes against, with two voters abstaining. In addition to the overall vote in favor of approval, the Committee provided recommendations aimed to better understand DX-88’s safety characteristics in the subset of patients that experience hypersensitivity reactions.  On March 26, 2009, we received a complete response letter from the FDA outlining the requirements for approval of DX-88 for HAE.  Specifically, the FDA has requested submission of a Risk Evaluation and Mitigation Strategy, or REMS, and additional information with respect to the CMC section of the BLA. The letter also includes a requirement that we conduct certain post-marketing studies, but does not include requirements for any additional clinical trials for approval of DX-88.  We intend to fully address the FDA’s requests in a timely manner.

We previously submitted to the FDA a proposed safe use program, which we will now be converting into a REMS as part of our response. The CMC questions are primarily focused on analytical methodologies and specifications and validation activities in support of drug product filling and packaging. Earlier this year, a pre-approval inspection of the manufacturing processes, sites and supporting quality systems was successfully completed at our third-party contract manufacturer, Avecia Biologics, Ltd.

Upon receipt of our response, the FDA will determine a revised review period based on guidelines defined in the Prescription Drug User Fee Act (PDUFA) and notify us of when it expects to render a decision on the approvability of DX-88.

Given our familiarity with the HAE market and its relatively small number of treating allergists, we intend to independently commercialize DX-88 in North America. For markets outside of North America, we will seek to establish arrangements where DX-88 is sold by pharmaceutical companies that are already well established in these regions.

                During the three months ended March 31, 2009 (the 2009 Quarter), research and development expenses on the HAE program totaled $12.8 million compared with $7.4 million in the three months ended March 31, 2008 (the 2008 Quarter).  The increase in spending from 2008 to 2009 is attributable primarily to costs of $5.6 million associated with the manufacture of drug material.

DX-88 for the Treatment of Other Angioedemas.    Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 30 to 40 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce Angiotensin Converting Enzyme (ACE) and generally reduce high blood pressure and vascular constriction. Approximately 17% of all angioedemas admitted to medical centers for treatment are identified as ACE inhibitor-induced angioedema. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati as they prepare to initiate an investigator sponsored study for drug-induced angioedema.

Acquired angioedema is a condition associated with B-cell lymphoma and autoimmune disorders. Dr. Marco Cicardi, of the University of Milan, plans to sponsor a compassionate use program for DX-88 with these forms of acquired angioedema, which study will be conducted at three sites in Italy during 2009.

DX-88 for On-Pump CTS.    Industry publications report that there are an estimated one million procedures performed worldwide each year involving on-pump cardiothoracic surgery, or CTS. On-pump CTS procedures, which are performed for patients who have narrowings or blockages of the coronary arteries, often involve use of a heart-lung machine commonly referred to as the “pump”. In these procedures, the heart is stopped with medications, and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and to perform the bypass while the heart is stationary.

The use of the pump during CTS procedures elicits an adverse systemic inflammatory response. Many patients undergoing on-pump CTS procedures experience significant intraoperative blood loss that requires transfusion. Plasma kallikrein has been implicated in the body’s response to on-pump heart surgery as a major contributor to the significant blood loss seen in on-pump CTS patients and to the pathologic inflammation that plays a role in the complications of on-pump CTS procedures.

In April, 2008, we entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of

DX-88 for the prevention of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

Cubist has initiated a Phase 2 trial, known as CONSERVTM 1, a dose ranging study evaluating 5, 25 and 75 milligram doses of DX-88 versus placebo in patients undergoing primary coronary artery bypass graft (CABG) surgery who are at a low risk of bleeding complications.  A planned second Phase 2 trial, known as CONSERVTM 2, will compare a single 75 milligram dose of DX-88 to tranexamic acid in patients at a higher risk of bleeding.  Combined, these trials are expected to enroll approximately 650 patients.  Cubist has reported that it currently anticipates an end of Phase 2 meeting with the FDA in mid-2010.

During the three months ended March 31 2008, research and development expenses for the CTS program totaled $1.2 million. There were no costs incurred by us in 2009 and no future expenditures are expected to be incurred by us for this program.

DX-88 for Ophthalmic Indications.    We have entered into a license agreement with Fovea Pharmaceuticals (Fovea) for the ocular formulation of DX-88 for the treatment of retinal diseases in the EU. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which an investigational new drug (IND) application is expected in 2009. We retain all rights to commercialize DX-88 in this indication outside of the EU.

Goals for DX-88 Development Programs.    Our goal for the ongoing development of DX-88 is to ensure that we and our various collaborators move rapidly to develop DX-88 in multiple indications and obtain marketing approval from the FDA and international regulatory agencies in such indications. Cash inflows from these programs, other than upfront and milestone payments from our collaborations will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when cash inflows from these programs will commence, if ever.

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

Our DX-2400 antibody is a specific inhibitor of Matrix Metalloproteinase-14 (MMP-14), a protease expressed on tumor cells and tumor blood vessels. To date, small molecule approaches have failed to produce compounds that distinguish between closely related MMPs. In contrast, our technology has allowed us to identify a highly selective inhibitor of MMP-14 that does not inhibit other proteases that we have tested. In animal models, DX-2400 has been shown to significantly inhibit tumor progression and metastasis in a dose-dependent manner in breast, prostate and melanoma tumors. Herceptin®, a leading breast cancer treatment, is effective in only the subtype of breast tumors which are Her2+. Current data suggests that DX-2400 may be effective against both Her2+ and Her2- breast tumors, potentially offering promise for treatment of a wider range of breast cancer patients. DX-2400 is currently in preclinical development.

Given the uncertainties of the research and development process, it is not possible to predict with confidence if we will be able to enter into additional partnerships or otherwise internally develop any of these other preclinical drug candidates into marketable pharmaceutical products. We monitor the results of our discovery research and our nonclinical and clinical trials and frequently evaluate our preclinical pipeline in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs.

Results of Operations

Three Months Ended March 31, 2009 and 2008

                Revenue.   Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  Revenue increased to $6.0 million in the 2009 Quarter from $2.6 million in the 2008 Quarter, an increase of $3.4 million. This increase primarily relates to library license activity and funded research, including $1.1 million in revenue recognized under our agreement with Cubist.

                Research and Development.   Our research and development expenses for the 2009 and 2008 Quarters were $19.3 million and $17.1 million, respectively.  Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval. The 2009 increase in research and development expenses was primarily related to costs of $5.6 million associated with the manufacture of drug material of our lead product candidate, DX-88, for the treatment of HAE.  As a result of actions taken during the first half of 2008, research and development expenses decreased in the first quarter of 2009.  These actions included the closure of our research facility in Liege, Belgium, the license agreement with sanofi-aventis under which they became responsible for continued development for DX-2240, and, the license and collaboration agreement with Cubist under which they assumed responsibility for all ongoing development and commercialization costs for DX-88 for the prevention of blood loss during on-pump cardiothoracic surgery.

                General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $7.8 million for the 2009 Quarter compared to $5.5 million for the 2008 Quarter.  The higher general and administrative costs in 2009 were primarily due to a $1.2 million increase in infrastructure to support plans for commercialization of DX-88 for HAE and a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options, as required under SFAS No. 123R.

Restructuring.  In March 2009, we implemented a workforce reduction to focus its resources on the commercialization of DX-88 and to support our long-term financial success.  As a result, during the first quarter of 2009, we recorded one-time restructuring charges related to the workforce reduction of approximately $1.9 million.  We expect the reduction in personnel costs, along with other external costs, will contribute approximately $18.0 million in annual savings.

Liquidity and Capital Resources

	March 31, 2009	December 31,2008
	(in thousands)
Cash and cash equivalents	$37,039	$27,668
Short-term investments	15,136	30,792
Total cash, cash equivalents and short-term investments	$52,175	$58,460

The following table summarizes our cash flow activity for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash (used in) provided by operating activities	$(16,667)	$1,322
Net cash provided by investing activities	15,134	435
Net cash provided by (used in) financing activities	10,946	(3,364)
Effect of foreign currency translation on cash balances	(42)	(63)
Net increase (decrease) in cash and cash equivalents	$9,371	$(1,670)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through March 31, 2009, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $296 million.  We have also borrowed funds, currently under our loan agreement with Cowen Healthcare, which are secured by our LFRP.  In addition, we generate funds from product development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities

 The principal use of cash in our operations is to fund our net loss which was $24.9 million during the three months ended March 31, 2009. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $825,000, stock-based compensation expense under FAS 123(R) of $2.6 million and accrued restructuring costs of $1.7 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $2.8 million including certain revenues, for which we received payments of approximately $1.5 million, that were treated as deferred revenue for financial reporting purposes in the 2009 Quarter.  The increase in cash used in operating activities was $16.3 million from 2009 to 2008, primarily due to $18.1 million of cash received in 2008 which was treated as deferred revenue for financial reporting purposes.

For 2008, our net loss was $21.3 million, of which certain costs were non-cash charges such as depreciation and amortization of $813,000, interest expense of $1.8 million, stock-based compensation expense under FAS 123(R) of $1.0 million, and certain revenues for which we received payments totaling $18.1 million, which were treated as deferred revenue for financial reporting purposes in 2008.

Investing Activities

 Our investing activities for the three months ended March 31, 2009 primarily consist of the timing of the maturity and purchase of our short-term investments and a $372,000 purchase of equipment.

Our investing activities for 2008 are related to the $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts. This is offset by a $947,000 purchase of fixed assets, and the timing of the maturity of our short-term investments.

Financing Activities

Our financing activities for the three months ended March 31, 2009 consist of net proceeds of $14.8 million from the Tranche B loan with Cowen Healthcare, and a $4.0 million repayment of long-term obligations, primarily principal payments to Cowen Healthcare.  During the 2009 Quarter, we amended our existing loan with Cowen Healthcare to receive an additional loan of $15 million.  This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in August 2008.  The Tranche B loan, which matures in August 2016, bears interest at an annual rate of 21.50%, payable quarterly, resulting in a blended interest rate of 17.38% per annum for both the Tranche A and Tranche B loans under the amended loan agreement.

Our financing activities for 2008 primarily consist of the repayment of long-term obligations $3.6 million including payments made to Paul Royalty under our then existing Royalty Interest Assignment Agreement, partially offset by proceeds from the issuance of common stock under the 1998 Employee Stock Purchase Plan and the exercise of stock options.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

In October 2008, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (Azimuth).  We entered into a Common Stock Purchase Agreement with Azimuth, which provides that Azimuth is committed to purchase up to $50.0 million of our common stock, or the number of shares which is one share less than twenty percent of the issued and outstanding shares of our common stock as of October 30, 2008, which is subject to automatic reduction in certain circumstances, over the approximately 18-month term of the Purchase Agreement. From time to time during the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than approximately $7.7 million of our common stock in any single draw down excluding shares under any call option, as described below. We are able to present Azimuth with up to 24 draw down notices during the term of the purchase agreement, with a minimum of five trading days required between each draw down period. Unless otherwise agreed by us and Azimuth, only one draw down is allowed in each draw down pricing period, with a minimum price of $2.00 per share, less agreed upon discount.  In April 2009, pursuant to single draw down notice, we issued 740,965 shares of our common stock to Azimuth and received net proceeds of approximately $1.6 million.

We have managed our cash burn by completing partnerships, collaborations, strategic transactions and by reducing internal and external costs.  We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license agreements will be sufficient to support our current operations into 2010.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2008, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations,” we described our commitments and contingencies. During the quarter ended March 31, 2009, we amended the note payable with Cowen Healthcare and incurred an additional $15.0 million under the Tranche B loan (see Item I, Notes to the Consolidated Financial Statements, Note 6, Note Payable).  There were no other material changes in our commitments and contingencies during the quarter ended March 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2008, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets.  There have been no material changes to our critical accounting policies from the information provided in our 2008 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents, and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2009, we had cash, cash equivalents, and short-term investments of approximately $52.2 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2009, we had $62.1 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1a — RISK FACTORS

Forward-looking statements

                This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about our plans for responding to the FDA’s complete response regarding the BLA for DX-88, our future cash resources, our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. Any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words or phrases of expectation or uncertainty like “believe,” “anticipate,” “plan,” “expect,” “intend,” “project,” “future,” “may,” “will,” “could,” “would” and similar words to help identify forward-looking statements.

                Statements that are not historical facts are based on our current expectations and beliefs including our assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. We cannot assure investors that our expectations and beliefs will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below. We caution you not to place undue reliance on these forward looking statements, which speak only as of the date on which they are made. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Risks Related To Our Business

We have a history of net losses, expect to incur significant additional net losses and may never achieve or sustain profitability.

                We have incurred net losses since our inception in 1989. We incurred net losses of $24.9 million and $21.3 million for the three months ended March 31, 2009 and 2008, respectively and net losses of $66.5 million, $56.3 million and $50.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of March 31, 2009, we had an accumulated deficit of approximately $380.3 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase, particularly with respect to our current lead product candidate, DX-88.

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

•                  the progress of our drug discovery and development programs;

•                  the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

•                  the amount and timing of additional capital equipment purchases; and

•                  the overall condition of the financial markets.

We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license fees will be sufficient to support our current operations into 2010. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

We and our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA, as well as foreign countries, such as the EMEA in European countries, Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing and delay or withhold registration and marketing approval of our product candidates.

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

The complete response letter that we received from the FDA pertaining to our BLA for DX-88 in March 2009, requires a REMS and additional information with respect to the CMC section of the BLA.  While we will work closely with the FDA to develop a REMS program for DX-88 and respond to their other information requests, we cannot predict what risk management activities the FDA may require of us or whether the FDA will accept our REMS program.

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

The FDA is requiring us to implement a Risk Evaluation and Mitigation Strategy for DX-88 and to perform additional post-marketing studies. Additionally, the FDA or similar agencies in other jurisdictions may require us restrict the distribution of DX-88 or take other potentially limiting or costly actions if we or others identify side effects after our products are on the market.

The FDA is requiring that we implement a REMS for DX-88 and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis. The REMS will include a medication guide, a patient package insert, a communication plan to healthcare providers, and other elements of safe use as the FDA may deem necessary to assure safe use of the drug, which could include imposing certain restrictions on distribution or use of DX-88.

Regulatory agencies could change existing regulations, or promulgate new ones at any time that may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.

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

If we are unable to develop effective independent sales and marketing capabilities or establish third-party relationships for the commercialization of our drug candidates, we will not be able to successfully commercialize DX-88, even if we are able to obtain regulatory approval.

We currently have limited experience as a company in sales and marketing or with respect to pricing and obtaining adequate third-party reimbursement for drugs.  We will need to either develop marketing capabilities and an independent sales force or enter into arrangements with third parties to sell and market DX-88, if it is approved for sale by regulatory authorities.

In order to market DX-88 for acute attacks of HAE in the United States if it is approved, we intend to build a marketing organization and a specialized sales force, which will require substantial efforts and significant management and financial resources.  While we intend to stage our commitments to the extent possible in consideration of the development and regulatory timelines, in order to support an effective launch of DX-88, we will need to make significant financial commitments to our marketing organization prior to receiving regulatory approval.  We will need to devote significant effort, in particular, to recruiting individuals with experience in sales and marketing of pharmaceutical products.  Competition for personnel with these skills is high.  As a result, we may not be able to successfully develop our own marketing capabilities or independent sales force for DX-88 in the United States in order to support an effective launch of DX-88 if it is approved for sale.  We may also be unable to enter into third party arrangements for the marketing and sale of DX-88.

As a result, we may experience delays in the commercialization of DX-88 and we may be unable to compete effectively which would adversely impact our business, operating results and financial condition.

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

We lack experience in and/or capacity for conducting clinical trials and handling regulatory processes. This lack of experience and/or capacity may adversely affect our ability to commercialize any biopharmaceuticals that we may develop.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $59.7 million at March 31, 2009. The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016. In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to the LFRP. We are required to repay the loan based on a percentage of our LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare’s option, including a prepayment premium prior to August 2012. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

•                  Jerini AG/Shire plc—Jerini AG has filed for market approval from the FDA and EMEA for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In July 2008, the European Commission approved an MAA for Firazyr. In April 2008, the FDA issued a Not Approvable letter for Firazyr. Firazyr has orphan drug designations from both the FDA and EMEA. Jerini/Shire has announced plans to initiate a new Phase 3 clinical trial in the third quarter of 2009.

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

•                  Pharming Group NV—Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007 and March 2008, Pharming received negative opinions from the EMEA. Pharming announced plans to submit its MAA to the EMEA in September 2009 and for a pre-BLA filing meeting  with the FDA in the second half of 2009. Rhucin has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA.

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

The Company’s patent rights relating to our phage display technology are central to our LFRP. As part of our LFRP, we generally seek to negotiate license agreements with parties practicing technology covered by our patents. In countries where we do not have and/or have not applied for phage display patent rights, we will be unable to prevent others from using phage display or developing or selling products or technologies derived using phage display. In addition, in jurisdictions where we have phage display patent rights, we may be unable to prevent others from selling or importing products or technologies derived elsewhere using phage display. Any inability to protect and enforce such phage display patent rights, whether by any inability to license or any invalidity of our patents or otherwise, could negatively affect future licensing opportunities and revenues from existing agreements under the LFRP.

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

                The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through April 28, 2009, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

10.1†	Amended and Restated Loan Agreement between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of March 18, 2009. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date: May 7, 2009
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

10.1†	Amended and Restated Loan Agreement between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of March 18, 2009. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†

This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.