Form 10-Q
period 2009-06-30
DYAX CORP
filed 2009-08-04
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of August 2, 2009: 72,471,321

DYAX CORP.

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,559	$27,668
Short-term investments	15,565	30,792
Accounts receivable, net	2,333	4,692
Prepaid research and development	1,081	1,656
Other current assets	479	814
Total current assets	57,017	65,622
Fixed assets, net	5,304	6,137
Long-term investments	2,486	—
Intangibles and long-term deferred costs, net	432	428
Restricted cash	2,888	2,888
Total assets	$68,127	$75,075
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$10,924	$12,069
Current portion of deferred revenue	9,791	10,700
Accrued interest payable	1,292	—
Current portion of long-term obligations	995	1,134
Other current liabilities	1,174	983
Total current liabilities	24,176	24,886
Deferred revenue	21,897	20,686
Note payable	57,975	46,947
Long-term obligations	1,072	1,552
Deferred rent and other long-term liabilities	847	1,048
Total liabilities	105,967	95,119
Commitments and Contingencies (Notes 6, 9 and 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 72,409,242 and 63,040,420 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	724	630
Additional paid-in capital	355,815	334,082
Accumulated deficit	(394,710)	(355,400)
Accumulated other comprehensive income	331	644
Total stockholders’ deficit	(37,840)	(20,044)
Total liabilities and stockholders’ deficit	$68,127	$75,075

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
Product development and license fee revenue	$4,818	$3,831	$10,797	$6,474

Operating Expenses:
Research and development	11,421	17,993	30,692	35,139
General and administrative	5,164	5,246	12,993	10,767
Restructuring costs	—	3,755	1,936	3,755
Impairment of fixed assets	—	352	—	352
Total operating expenses	16,585	27,346	45,621	50,013
Loss from operations	(11,767)	(23,515)	(34,824)	(43,539)

Other income (expense):
Interest income	66	395	179	949
Interest expense	(2,718)	(1,792)	(4,665)	(3,657)
Total other expense	(2,652)	(1,397)	(4,486)	(2,708)
Net loss	(14,419)	(24,912)	(39,310)	(46,247)

Other comprehensive income (loss):
Foreign currency translation adjustments	(132)	3	(180)	(89)
Unrealized gain (loss) on investments	(49)	(195)	(133)	(137)
Comprehensive loss	$(14,600)	$(25,104)	$(39,623)	$(46,473)

Basic and diluted net loss per share	$(0.23)	$(0.41)	$(0.62)	$(0.76)
Shares used in computing basic and diluted net loss per share	63,679,410	60,562,606	63,386,244	60,513,439

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(39,310)	$(46,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased premium (discount)	125	(22)
Depreciation and amortization of fixed assets	1,229	1,454
Amortization of intangibles and other assets	251	263
Impairment of fixed assets	—	352
Non-cash interest expense	1,687	3,471
Compensation expense associated with stock-based compensation plans	3,550	2,156
Gain on sale of fixed assets	(4)	(20)
Provision for doubtful accounts	10	107
Changes in operating assets and liabilities:
Accounts receivable	2,349	742
Prepaid research and development and other current assets	908	118
Accounts payable and accrued expenses	(1,400)	(533)
Accrued restructuring	15	3,643
Deferred revenue	303	42,159
Other long-term assets	(255)	—
Other long-term liabilities	—	126
Net cash (used in) provided by operating activities	(30,542)	7,769
Cash flows from investing activities:
Purchase of fixed assets	(397)	(1,196)
Purchase of investments	(11,017)	(27,343)
Proceeds from maturity of investments	23,500	32,006
Proceeds from sale of fixed assets	6	20
Restricted cash	—	1,577
Net cash provided by investing activities	12,092	5,064
Cash flows from financing activities:
Net proceeds from common stock issuance	17,610	—
Net proceeds from note payable	14,820	—
Proceeds from long-term obligations	—	1,103
Repayment of long-term obligations	(4,329)	(5,037)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	191	404
Net cash provided by (used in) financing activities	28,292	(3,530)
Effect of foreign currency translation on cash balances	49	(71)
Net increase in cash and cash equivalents	9,891	9,232
Cash and cash equivalents at beginning of the period	27,668	29,356
Cash and cash equivalents at end of the period	$37,559	$38,588
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$—	$33
Warrant issued in connection with note payable	$477	$—

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

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with instructions to the Quarterly Report on Form 10-Q.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The accompanying December 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 4, 2009, the date at which the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

2. ACCOUNTING POLICIES

Basis of Consolidation:   The accompanying consolidated financial statements include the accounts of the Company and the Company’s European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV).  All inter-company accounts and transactions have been eliminated.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  The significant estimates and assumptions in these financial statements include revenue recognition, accounts receivable collectability, useful lives with respect to long lived assets, valuation of stock options, accrued expenses and tax valuation reserves.  Actual results could differ from those estimates.

Concentration of Credit Risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and trade accounts receivable.  At June 30, 2009 and December 31, 2008, approximately 66% and 89% of the Company’s cash, cash equivalents, short-term and long-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of customers comprising the Company’s customer base.  As of June 30, 2009, three customers accounted for 63%, 15% and 9% of the accounts receivable balance.  Two separate customers accounted for approximately 48% and 35% of the Company’s accounts receivable balance as of December 31, 2008.

Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

Investments:    Short-term investments consist of investments with original maturities greater than ninety days and remaining maturities less than one year when purchased.  Long-term investments consist of investments with remaining maturities of greater than one year.  The Company considers its investment portfolio of investments available-for-sale as defined by Statements of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2009, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $15.6 million, an estimated fair value of $15.6 million, and had an unrealized gain of $20,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of June 30, 2009, the Company’s long-term investments consisted of a U.S. Treasury bill with an amortized cost and estimated fair value of $2.5 million and an unrealized loss of $1,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills with an amortized cost of $30.6 million, an estimated fair value of $30.8 million and had an unrealized gain of $153,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  The Company had no long-term investments as of December 31, 2008.

Fixed Assets:    Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory and production equipment, furniture and office equipment are depreciated over a three to seven year period. Leasehold improvements are stated at cost and are amortized over the lesser of the non-cancelable term of the related lease or their estimated useful lives. Leased equipment is amortized over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation and amortization are eliminated from the balance sheet and any resulting gains or losses are included in operations in the period of disposal.

Intangibles:    Intangibles are recorded at cost and amortized over their estimated useful lives.  Effective January 1, 2009, the Company implemented Financial Accounting Standards Board (FASB) Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3, which amends SFAS 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the arrangement.

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

Revenue Recognition:    The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SEC Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21).

The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products.  The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts received are non-refundable is recognized as revenue as the related expenses are incurred. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaboration are recognized as earned when the corresponding payment is considered reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of the investment required. Milestones that are not considered at risk and substantive are recognized, when achieved, in proportion to the percentage of the collaboration completed through the date of achievement. The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss.

The Company generally licenses its patent rights covering phage display as well as its proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized ratably over the term of the agreement. Perpetual patent licenses are recognized immediately if the Company has no future obligations, the payments are upfront and the license is non-exclusive. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized ratably over the term of the agreement. Upon the achievement of a milestone under a phage display license, a portion of the milestone payment equal to the percentage of the license period that has elapsed is recognized as revenue. The remainder is recognized over the remaining term of the license agreement. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Royalties are recognized when they are earned.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Guarantees:  The FASB issued interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Company has determined that it is not a party to any agreements that fall within the scope of FIN 45. The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of June 30, 2009 and December 31, 2008.

Research and Development:    Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, DX-88 drug manufacturing costs, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates. These costs have been charged to research and development expense as incurred. Prepaid research and development on the consolidated balance sheets represents external drug manufacturing costs, and research and development service costs that have been paid for prior to the related product being received or the services being performed.

Income Taxes:    The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.  At June 30, 2009 and December 31, 2008, there were no unrecognized tax benefits.

Translation of Foreign Currencies:    Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. The resulting currency translation adjustments are made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets. For the three and six months ended June 30, 2009 and for the six months ended June 30, 2008, losses from transactions in foreign currencies were $132,000, $180,000 and $89,000, respectively, and for the three months ended June 30, 2008, gains from transactions in foreign currencies were $3,000, all of which are included in the consolidated statements of operations and comprehensive loss.

Share-Based Compensation:    The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its employee stock purchase plan.  The Company’s share-based compensation expense is recorded in accordance with SFAS No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R).

Net Loss Per Share:    Net loss per share is computed under SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, the Company is required to present two EPS amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options or warrants are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options and warrants to purchase a total of 9,689,142 and 8,888,763 shares of common stock were outstanding at June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements:    Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement” (SFAS 157), for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.   During 2008, the Company elected to defer the adoption of SFAS 157 with respect to non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis under FSP SFAS 157-2.   Effective the first quarter of 2009, the Company implemented SFAS 157 for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for the Company’s non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not affect its financial position or results of operations; however, it could have an impact in future periods.

Effective April 1, 2009, the Company adopted APB 28-1 and FASB Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  The adoption of FSP FAS 107-1 had no impact on the Company’s financial position or results of operations.

Effective January 1, 2009, the Company implemented SFAS No. 141(R), Business Combination which requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent consideration and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Company has not had any business combinations completed after January 1, 2009.  Accordingly, the adoption of SFAS 141(R) did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted Financial Accounting Standard 165, Subsequent Events, or FAS 165, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FAS 165 requires disclosure of the date through which management has completed a subsequent event evaluation for all interim and annual reporting periods.

Effective April 1, 2009, the Company adopted FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 which provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4, which provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures.  The adoption of FAS FSP 157-4 had no impact on the Company’s financial position or results of operations.

Effective April 1, 2009, the Company adopted FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.  The adoption of FSP FAS 115-2 had no impact on the Company’s financial position or results of operations.  The Company will continue to evaluate the impact on financial statements at each interim reporting period.

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166 which is effective for periods ending after September 15, 2009.

SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect that the adoption of SFAS 166 will have on its financial position or results of operations but the effect will generally be limited to future transactions. Historically, the Company has not had any material transfer of financial assets.

3. FAIR VALUE MEASUREMENTS

The adoption of SFAS 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on the financial results of the Company. The Company will continue to evaluate the impact, if any, that the implementation of this standard will have on its financial statements as it relates to its non-financial assets and liabilities.

The following tables present information about the Company’s financial assets that have been measured at fair value as of June 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in millions)	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18.5	$18.5	$—	$—
Marketable debt securities	18.1	18.1	—	—
Total	$36.6	$36.6	$—	$—

Description (in millions)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20.7	$20.7	$—	$—
Marketable debt securities	30.8	30.8	—	—
Total	$51.5	$51.5	$—	$—

As of June 30, 2009 and December 31, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with SFAS 157. The fair values of our cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

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

As a result of these agreements, the Company received approximately $24.7 million of cash, net of taxes, in 2008 encompassing the upfront DX-2240 license fee, a license fee for Dyax’s proprietary antibody phage display technology, a transfer fee for DX-2240 inventory and know-how, and the transfer of additional specified deliverables.  In 2009, the Company received $190,000 for annual maintenance on the license of the Company’s proprietary antibody phage display technology.  The Company applied the provisions of EITF 00-21 and determined that these performance obligations represented a single unit of accounting. As the Company has established fair value in relation to the antibody phage display technology license, it is recognizing the revenue over the performance period. During the three and six months ended June 30, 2009, the Company recognized revenue of $102,000 and $205,000, respectively, and during the three and six months ended June 30, 2008, the Company recognized revenue of $104,000 and $323,000, respectively, related to the antibody phage display technology license.

Cubist Pharmaceuticals, Inc.

In April 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. The Company will be eligible to receive additional clinical, regulatory and sales-based milestone payments. The Company is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement also provides an option for the Company to retain certain US co-promotion rights. The Company applied the provisions of EITF 00-21 to determine whether the performance obligations under this agreement, including development, participation in steering committees, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  Revenue is being recognized under a Contingency Adjusted Performance Model (CAPM).

As a result of this agreement, the Company received a $17.5 million in license and milestone fees in 2008. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial, known as Kalahari 1. These amounts, and any future reimbursements and milestones, are being recorded as revenue over the remaining development period of DX-88 in the Cubist territory, which is currently estimated at five years. The Company will periodically reassess the length of the estimated development period based upon the completed effort.  During the six months ended June 30, 2009, the Company invoiced Cubist approximately $93,000, primarily for DX-88 drug substance and product. As of June 30, 2009, the Company has $15.9 million of revenue deferred related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.  During the three and six months ended June 30, 2009, the Company recognized revenue of $1.1 million and $2.1 million, respectively, and during the three and six months ended June 30, 2008, the Company recognized revenue of $835,000 related to this agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Accounts payable	$2,917	$1,325
Accrued employee compensation and related taxes	2,506	4,914
Accrued external research and development and contract manufacturing	3,547	3,529
Other accrued liabilities	1,954	2,301
	$10,924	$12,069

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

The Tranche A and Tranche B loans (collectively, the Loan) mature in August 2016.  The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Loan may be prepaid without penalty, in whole or in part, beginning in August 2012.  In connection with the Loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by Dyax through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company’s internal drug development or to any of the Company’s co-development programs.

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

The cash proceeds from the Loan were recorded as a note payable on the Company’s consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.  During the three and six months ended June 30, 2009, the Company recorded $61,000 and $103,000, respectively, of accretion associated with the debt discount and the warrants, $2.6 million and $4.5 million, respectively, in interest expense, and made payments to Cowen totaling $1.3 million and $6.6 million, respectively.  During the six months ended June 30, 2009, $2.1 million was allocated to the reduction of the principal balance.  As of June 30, 2009, there was $1.3 million of accrued interest payable in relation to this loan which is recorded on the Company’s consolidated balance sheet. The Loan principal balance at June 30, 2009, and December 31, 2008 was $59.7 million and $48.1 million, respectively.  The amount recorded on the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008, which is net of accrued interest payable and the unamortized portions of the discount and warrants, is $58.0 million and $46.9 million, respectively.  The estimated fair value of the note payable was $51.3 million at June 30, 2009.

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $3.5 million for the six months ended June 30, 2008.  During the six months ended June 30, 2008, the Company made payments totaling $4.2 million related to this obligation to Paul Royalty.

On August 5, 2008, the Company paid off this loan with a $35.1 million cash payment, of which $27.0 million was allocated to the principal amount and $8.1 million was recorded as loss on extinguishment of debt.  As of both June 30, 2009 and December 31, 2008, there was no outstanding debt balance under this agreement.

The Company capitalized $257,000 of debt issuance costs related to this agreement which, prior to August 5, 2008, were being amortized over the term of the related debt using the effective interest method.  In August 2008, the unamortized debt issuance costs were fully amortized.

8. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION

Common Stock

In June 2009, the Company issued an aggregate of 8,539,605 shares of its common stock in an underwritten public offering at a price of $2.02 per share.  The aggregate net proceeds to the Company were approximately $16.1 million after deducting underwriting fees and offering expenses.

In 2008, the Company entered into a Common Stock Purchase Agreement with Azimuth Opportunity, Ltd. (Azimuth) which allows the Company to issue and sell up to an aggregate amount of $50 million in common stock with a minimum price of $2.00 per share, less the agreed upon discount which ranges from 4.05% to 6.25% based on the Company’s stock price.  In April 2009, pursuant to a single draw down notice, the Company issued 740,965 shares of its common stock to Azimuth and received net proceeds of approximately $1.6 million.  As of June 30, 2009, Azimuth was committed to purchase up to $48.4 million of the Company’s common stock under the Purchase Agreement, if, at the Company’s sole discretion, it presents draw down notices.

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the Equity Plan), as amended to date, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.

At the May 14, 2009 Annual Meeting of Stockholders, the Equity Plan was amended to increase the number of shares of common stock available for issuance under the Equity Plan by 4,500,000 shares to 18,350,000 shares.  At June 30, 2009, a total of 5,647,465 shares were reserved and available for issuance under the Equity Plan.  The compensation expense in connection with the Equity Plan for the three and six months ended June 30, 2009 was approximately $956,000 and $3.2 million, respectively, exclusive of stock compensation expense associated with the March 2009 restructuring.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the Purchase Plan), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Purchase Plan for the three and six months ended June 30, 2009 was approximately $21,000 and $72,000, respectively.  There were 49,960 and 49,971 shares purchased under the Purchase Plan during the six months ended June 30, 2009 and 2008, respectively.

At the May 14, 2009 Annual Meeting of Stockholders, the Purchase Plan was amended to increase the maximum number of shares reserved for issuance under the Purchase Plan by 630,000 shares to 1,330,000 shares.  At June 30, 2009, a total of 743,991 shares were reserved and available for issuance under the Purchase Plan.

Stock-Based Compensation Expense

The following table reflects stock compensation expense recorded during the three and six months ended June 30, 2009 and 2008 in accordance with SFAS 123R (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Compensation expense related to:
Equity incentive plan	$956	$1,185	$3,478	$2,112
Employee stock purchase plan	21	20	72	44
	$977	$1,205	$3,550	$2,156

Stock-based compensation expense charged to:
Research and development expenses	$471	$732	$1,116	$1,279

General and administrative expenses	$506	$473	$2,197	$877

Restructuring charges	—	—	$237	—

During the three months ended March 31, 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 stock-based compensation expense recorded in relation to the restructuring activities.

9. RESTRUCTURING CHARGES

In March 2009, the Company eliminated positions from various departments to focus its resources on the commercialization of its lead product candidate, DX-88.  As a result of the restructuring, during the three months ended March 31, 2009, the Company recorded one-time charges of approximately $1.9 million, which includes severance related charges of approximately $1.6 million, outplacement costs of approximately $107,000, stock compensation expense of $237,000 for amendments to the exercise and vesting schedules to certain options and other exit costs of $26,000.  Substantially all amounts were paid during the quarter ended June 30, 2009.

During the three months ended June 30, 2008, a charge of approximately $3.8 million was recorded in connection with the closure of the Company’s Liege-based research facility.  This amount included severance related charges of approximately $2.8 million, contract termination costs of approximately $670,000 and other exit costs of $257,000.  Of these restructuring charges, $112,000 were paid during the three months ended June 30, 2008, with the remainder paid in the second half of 2008.

During the three months ended June 30, 2008, a charge of approximately $352,000 was recorded for the impairment of fixed assets in connection with the closure of the Company’s Liege-based research facility.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and elsewhere in this report contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks and uncertainties include those described in Part II, Item 1a — Risk Factors.

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

The most advanced indication for DX-88 is in the treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. DX-88 has orphan drug designation in the United States and European Union (EU), as well as Fast Track designation in the United States for the treatment of acute attacks of HAE. In this indication, we have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration. On September 23, 2008, we submitted a Biologics License Application (BLA) with the United States Food and Drug Administration (FDA) for the use of DX-88 for the treatment of acute attacks of HAE, and the FDA designated this application for priority review. On February 4, 2009, the FDA’s Pulmonary-Allergy Advisory Committee voted in favor of approval of our BLA. On March 26, 2009, we received a complete response letter from the FDA outlining the requirements for approval of DX-88 for HAE.  Specifically, the FDA requested submission of a Risk Evaluation and Mitigation Strategy (REMS) and additional information with respect to the chemistry, manufacturing and controls (CMC) section of the BLA. The letter also included a requirement that we conduct certain post-marketing studies, but did not include requirements for any additional clinical trials for approval of DX-88.  We believe all issues raised in the complete response letter were fully addressed in our reply, which was submitted on June 1, 2009 and accepted for review by the FDA.  In connection with the acceptance, the FDA assigned our BLA a new Prescription Drug User Fee Act (PDUFA) action date of December 1, 2009.

If the BLA is approved, we intend to market and sell DX-88 on our own in North America. We are currently negotiating with potential partners to commercialize DX-88 for HAE and other angioedema indications in markets outside of North America.

Outside of HAE, DX-88 is also being developed in additional indications. These include use of DX-88 for the reduction of blood loss during surgery in collaboration with Cubist Pharmaceuticals (Cubist), and for the treatment of retinal diseases in collaboration with Fovea Pharmaceuticals (Fovea).  In addition, we are also exploring use of DX-88 for the treatment of ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; and acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders.

In addition to DX-88, we continue to use our proprietary phage display to identify new drug candidates such as DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications. In February 2008, we entered into an exclusive license agreement with sanofi-aventis under which they will be responsible for the continued development of DX-2240. DX-2400 is currently in preclinical development within our development pipeline.

Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our Licensing and Funded Research Program (LFRP), we have more than 70 licenses and collaborations, which have thus far resulted in 14 product candidates that licensed third parties have advanced into clinical trials and one product that has received market approval from the FDA. A portion of the current and future revenues generated through the LFRP are pledged to secure payment of loans we received from Cowen Healthcare in August 2008 and March 2009, which loans had an aggregate outstanding balance of $59.7 million as of June 30, 2009.

We have incurred net losses since our inception, including net losses of $14.4 million and $39.3 million for the three and six months ended June 30, 2009, respectively.  We expect to continue to incur significant additional net losses over at least the next several years. We do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.  Our revenues and operating results have fluctuated on a quarter to quarter basis and we expect these fluctuations to continue in the future.

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

•                  Licensing and Funded Research Program.  We will also continue to leverage our phage display technology through our LFRP in order to generate ongoing future revenues and to gain rights to co-develop and/or co-promote drug candidates identified by certain of our collaborators. There are currently 14 product candidates that licensed third parties in the LFRP have advanced into clinical trials and one product that has received market approval from the FDA.

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

Based on the positive efficacy and satisfactory safety profile results from our EDEMA4 and EDEMA3 trials, we submitted our BLA to the FDA on September 23, 2008. The FDA accepted our BLA for filing and designated the application for priority review. The FDA’s Pulmonary-Allergy Drugs Advisory Committee reviewed our submission for the subcutaneous formulation of DX-88 for HAE on February 4, 2009, and the Committee voted in favor of approval of DX-88 for HAE by a margin of six votes in favor to five votes against, with two voters abstaining. In addition to the overall vote in favor of approval, the Committee provided recommendations aimed at a better understanding of DX-88’s safety characteristics in the subset of patients that experience hypersensitivity reactions.  Earlier in 2009, a pre-approval inspection of the manufacturing site, processes and supporting quality systems was successfully completed at our third-party contract manufacturer, Avecia Biologics, Ltd.  On March 26, 2009, we received a complete response letter from the FDA outlining the requirements for approval of DX-88 for HAE.  Specifically, the FDA requested submission of a REMS, and additional information with respect to the CMC section of the BLA. The letter also included a requirement that we conduct certain post-marketing studies, but did not include requirements for any additional clinical trials for approval of DX-88.  We believe all issues raised in the complete response letter were fully addressed in our reply, which was submitted on June 1, 2009 and accepted for review by the FDA.  In connection with the acceptance, the FDA assigned our BLA a new PDUFA action date of December 1, 2009.

Given our familiarity with the HAE market and its relatively small number of treating allergists, we intend to independently commercialize DX-88 in North America. For markets outside of North America, we will seek to establish arrangements where DX-88 is sold by pharmaceutical companies that are already well established in these regions.

During the three months ended June 30, 2009 (the 2009 Quarter), research and development expenses on the HAE program totaled $8.4 million compared with $9.7 million in the three months ended June 30, 2008 (the 2008 Quarter).  The decrease in spending from 2008 to 2009 is attributable primarily to cost savings of approximately $2.2 million as a result of the workforce reduction in March 2009 and a decrease of $1.5 million in clinical trial costs.  These decreases were offset by an increase in costs of $2.4 million associated with the manufacture of DX-88 drug material.  During the six months ended June 30, 2009 (the 2009 Period), research and development expenses on the HAE program totaled $21.1 million compared with $16.8 million in the six months ended June 30, 2008 (the 2008 Period).  The increase in spending from 2008 to 2009 is attributable primarily to an increase in costs of $8.0 million associated with the manufacture of DX-88 drug material, as well as an increase in infrastructure to support plans for commercialization of DX-88 for HAE.  These increases were offset by cost savings of approximately $2.3 million as a result of the workforce reduction in March 2009 and a decrease of $2.0 million in clinical trial costs.

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

Acquired angioedema is a condition associated with B-cell lymphoma and autoimmune disorders. Dr. Marco Cicardi, of the University of Milan, plans to sponsor a compassionate use program for DX-88 in acquired angioedema.

Both of these studies are expected to be initiated by the end of 2009.

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

In April, 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory.

Cubist has initiated two Phase 2 trials.  The first, known as CONSERVTM 1, is a dose ranging study evaluating 5, 25 and 75 milligram doses of DX-88 versus placebo in patients undergoing primary coronary artery bypass graft (CABG) surgery who are at a low risk of bleeding complications.  The second trial, known as CONSERVTM 2, compares a single 75 milligram dose of DX-88 to tranexamic acid in patients at a higher risk of bleeding.  Combined, these trials are expected to enroll approximately 650 patients.  Cubist has reported that CONSERVTM 1 is expected to be fully enrolled by the end of 2009 and currently anticipates an end of Phase 2 meeting with the FDA in mid-2010.

During the three and six months ended June 30, 2008, research and development expenses for the CTS program totaled $417,000 and $1.6 million, respectively. There have been no costs incurred by us in 2009 and we do not expect to incur future expenditures for this program.

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

Other Discovery and Development Programs.

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

Our DX-2400 antibody is a specific inhibitor of Matrix Metalloproteinase-14 (MMP-14), a protease expressed on tumor cells and tumor blood vessels. To date, small molecule approaches have failed to produce compounds that distinguish between closely related MMPs. In contrast, our technology has allowed us to identify a highly selective inhibitor of MMP-14 that does not inhibit other proteases that we have tested. In animal models, DX-2400 has been shown to significantly inhibit tumor progression and metastasis in a dose-dependent manner in breast, prostate and melanoma tumors. Herceptin®, a leading breast cancer treatment, is effective in only the subtype of breast tumors which are Her2+. Current data suggests that DX-2400 may be effective against both Her2+ and Her2- breast tumors, potentially offering promise for treatment of a wider range of breast cancer patients. DX-2400 is currently in preclinical development within our development pipeline.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue.   Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  Revenue increased to $4.8 million in the 2009 Quarter from $3.8 million in the 2008 Quarter. This includes revenue from our April 2008 agreement with Cubist, which was $1.1 million and $835,000 during the 2009 Quarter and 2008 Quarter, respectively.  In addition, revenue increased by approximately $583,000 during the 2009 Quarter, related to $1.5 million received in July 2009 for a clinical milestone, which was achieved during the 2009 Quarter related to one of our ongoing library license agreements.  The milestone revenue recognized was in addition to revenue of $4.2 million previously reported by us in the release of financial results reported on July 22, 2009.

Research and Development.   Our research and development expenses for the 2009 and 2008 Quarters were $11.4 million and $18.0 million, respectively.  Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval. The 2009 decrease in research and development expenses was primarily related to cost savings of approximately $4.7 million as a result of the workforce reduction in March 2009 and $1.0 million from cost savings related to the closure of our research facility in Liege, Belgium at the end of the 2008 Quarter.  In addition, clinical trial costs decreased by approximately $3.1 million during the 2009 Quarter, as we completed our EDEMA4 trial in 2008.  These decreases were offset by an increase in costs of $2.4 million associated with the manufacture of drug substance.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. General and administrative expenses were $5.2 million for both the 2009 Quarter and the 2008 Quarter.  Internal costs increased during the 2009 Quarter due to the increase in infrastructure to support plans for commercialization of DX-88 for HAE.  This increase was offset by a decrease in costs including professional fees and the workforce reduction in March 2009.

Restructuring and Impairment.  During the three months ended June 30, 2008, we incurred restructuring fees of $3.8 million, and recorded an impairment charge related to fixed assets of $352,000.  These were solely due to the closing of our Liege based research facility.

Six Months Ended June 30, 2009 and 2008

Revenue.   Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees.  Revenue increased to $10.8 million in the 2009 Period from $6.5 million in the 2008 Period, an increase of $4.3 million. This increase primarily relates to library license activity and funded research, including additional revenue of $1.3 million recognized under our April 2008 agreement with Cubist.

Research and Development.   Our research and development expenses for the 2009 and 2008 Periods were $30.7 million and $35.1 million, respectively.  Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval. The 2009 decrease in research and development expenses was primarily related to cost savings of approximately $4.7 million as a result of the workforce reduction in March 2009 and $2.0 from the closure of our research facility in Liege, Belgium at the end of the 2008 Period.  In addition, clinical trial costs decreased by approximately $4.5 million during the 2009 Period, as we completed our EDEMA4 trial in 2008.  These decreases were offset by an increase in costs of $8.0 million associated with the manufacture of drug substance.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. General and administrative expenses were $13.0 million for the 2009 Period compared to $10.8 million for the 2008 Period.  The higher general and administrative costs in 2009 were primarily due to an increase in infrastructure to support plans for commercialization of DX-88 for HAE and a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options, as required under SFAS No. 123R.

Restructuring and Impairment.  In March 2009, we implemented a workforce reduction to focus our resources on the commercialization of DX-88 and to support our long-term financial success.  As a result, during the first quarter of 2009, we recorded one-time restructuring charges related to the workforce reduction of approximately $1.9 million.  We expect the reduction in personnel costs, along with other external costs, will result in approximately $18.0 million in annual savings.

During the six months ended June 30, 2008, we incurred restructuring fees of $3.8 million, and recorded an impairment charge related to fixed assets of $352,000.  These were solely due to the closing of our Liege based research facility.

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$37,559	$27,668
Short-term investments	15,565	30,792
Long-term investments	2,486	—
Total cash, cash equivalents and investments	$55,610	$58,460

The following table summarizes our cash flow activity for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash (used in) provided by operating activities	$(30,542)	$7,769
Net cash provided by investing activities	12,092	5,064
Net cash provided by (used in) financing activities	28,292	(3,530)
Effect of foreign currency translation on cash balances	49	(71)
Net increase (decrease) in cash and cash equivalents	$9,891	$9,232

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through June 30, 2009, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $314 million.  We have also borrowed funds, currently under our loan agreement with Cowen Healthcare, which are secured by our LFRP.  In addition, we generate funds from product development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $39.3 million during the six months ended June 30, 2009. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $1.6 million, and stock-based compensation expense under FAS 123(R) of $3.6 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $1.9 million, including a decrease in accounts receivable of $2.3 million, offset by a decrease in accounts payable and accrued expenses of $1.4 million.

For 2008, our net loss was $46.2 million, of which certain costs were non-cash charges such as depreciation and amortization of $1.7 million, interest expense of $3.5 million, and stock-based compensation expense under FAS 123(R) of $2.2 million and certain revenues for which we received payments totaling $42.2 million, which were deferred for financial reporting purposes.

The increase in net cash used in operating activities from 2008 to 2009 was $38.3 million, primarily due to approximately $43 million in cash receipts recorded as deferred revenue in the 2008 Period.  These receipts were primarily related to the signing of license agreements with Cubist and sanofi-aventis, which did not recur in the 2009 Period.

Investing Activities

Our investing activities for the six months ended June 30, 2009, consisted of investment maturities totaling of approximately $23.5 million, offset by purchases of additional short-term and long-term securities of $11.0 million and the purchase of approximately $397,000 of fixed assets.

Our investing activities for 2008 included a $1.6 million decrease in restricted cash resulting from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts. This was offset by a $1.2 million purchase of fixed assets, and the timing of the maturity of our short-term investments.

Financing Activities

Our financing activities for the six months ended June 30, 2009, consisted of net proceeds of $14.8 million from the Tranche B loan with Cowen Healthcare, as well as approximately $17.6 million of net proceeds from the sale of 9,280,570 shares of our common stock, and a $4.3 million repayment of long-term obligations, primarily principal payments to Cowen Healthcare.  During the 2009 Period, we amended our existing loan with Cowen Healthcare to receive an additional loan of $15 million.  This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in August 2008.  The Tranche B loan, which matures in August 2016, bears interest at an annual rate of 21.50%, payable quarterly, resulting in a blended interest rate of 17.38% per annum for both the Tranche A and Tranche B loans under the amended loan agreement.

Our financing activities for 2008 primarily consist of the repayment of long-term obligations of $5.0 million, including payments made to Paul Royalty under our then existing Royalty Interest Assignment Agreement, partially offset by proceeds from long-term obligations of $1.1 million and proceeds from the issuance of common stock under the 1998 Employee Stock Purchase Plan and the exercise of stock options.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

In October 2008, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (Azimuth).  We entered into a Common Stock Purchase Agreement with Azimuth (the Purchase Agreement), which provides that Azimuth is committed to purchase up to $50.0 million of our common stock, or the number of shares which is one share less than twenty percent of the issued and outstanding shares of our common stock as of October 30, 2008, which is subject to automatic reduction in certain circumstances, over the approximately 18-month term of the Purchase Agreement. From time to time during the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than approximately $7.7 million of our common stock in any single draw down excluding shares under any call option, as described below. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. Unless otherwise agreed by us and Azimuth, only one draw down is allowed in each draw down pricing period, with a minimum price of $2.00 per share, less agreed upon discount.  As of June 30, 2009, Azimuth was committed to purchase up to $48.4 million of our common stock under the Purchase Agreement, if, at our sole discretion, we present draw down notices.

We have managed our cash burn by completing partnerships, collaborations, strategic transactions and by reducing internal and external costs.  We expect that existing cash, cash equivalents, and short-term and long-term investments, together with anticipated cash flow from existing product development, collaborations and license agreements will be sufficient to support our current operations well into 2010.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2008, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations,” we described our commitments and contingencies. During the six months ended June 30, 2009, we amended the note payable with Cowen Healthcare and were issued an additional $15 million of debt under the Tranche B loan (see Item I, Notes to the Consolidated Financial Statements, Note 6, Note Payable).  There were no other material changes in our commitments and contingencies during the six months ended June 30, 2009.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents, and short-term and long-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2009, we had cash, cash equivalents, short-term and long-term investments of approximately $55.6 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2009, we had $61.8 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1a — RISK FACTORS

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about our reply to the FDA’s complete response regarding the BLA for DX-88, our future cash resources, our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. Any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words or phrases of expectation or uncertainty like “believe,” “anticipate,” “plan,” “expect,” “intend,” “project,” “future,” “may,” “will,” “could,” “would” and similar words to help identify forward-looking statements.

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

We have incurred net losses since our inception in 1989. We incurred net losses of $39.3 million and $46.2 million for the six months ended June 30, 2009 and 2008, respectively, and net losses of $66.5 million, $56.3 million and $50.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of June 30, 2009, we had an accumulated deficit of approximately $394.7 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase, particularly with respect to our current lead product candidate, DX-88.

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

•                  future levels of commercial product sales, if any;

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

We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license fees will be sufficient to support our current operations well into 2010. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

The complete response letter that we received from the FDA in March 2009 pertaining to our BLA for DX-88, required a REMS and additional information with respect to the CMC section of the BLA.  While we have developed a REMS program for DX-88,and included it in our response to the FDA’s complete response letter, along with our responses to their other information requests, we cannot predict what risk management activities the FDA may require of us or whether the FDA will accept our REMS program.

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

Even if regulatory approval is obtained, our biopharmaceutical products will continue to be subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the manufacturing, labeling, storage, advertising, promotion, distribution, and sales of our products.

Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in a requirement for labeling modifications of approved products, which could adversely affect future marketing. Approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the drug product from the market.

In addition, the facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure required FDA approval for the manufacturing facilities. Our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMP and similar regulatory requirements. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

We currently have limited experience as a company in sales and marketing or with respect to pricing and obtaining adequate third-party reimbursement for drug use.  We will need to either develop marketing capabilities and an independent sales force or enter into arrangements with third parties to sell and market DX-88, if it is approved for sale by regulatory authorities.

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

We do not currently operate manufacturing facilities for the clinical or commercial production of biopharmaceuticals and do not plan to have that capacity for the foreseeable future. We also lack the resources, capability and experience necessary to manufacture biopharmaceuticals. As a result, we depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates in a timely and effective manner and in accordance with government regulations. If these third party arrangements are not successful, it will adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

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

We are dependent on a single contract manufacturer to produce drug substance for DX-88 for HAE, if it is approved for sale. This manufacturer will be subject to ongoing periodic inspection by the FDA and corresponding foreign agencies to ensure strict compliance with current good manufacturing practices and other governmental regulations and standards. We have limited control over our contract manufacturer and its ability to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturer to comply with or to adequately maintain any of these standards could adversely affect our ability to further develop, obtain regulatory approval for or market DX-88 and would adversely impact our business.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $59.7 million at June 30, 2009. The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016. In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP. We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare’s option, including a prepayment premium prior to August 2012. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

Our obligations under the Cowen Healthcare agreement require that we dedicate a substantial portion of cash flow from our LFRP receipts to service the loan, which will reduce the amount of cash flow available for other purposes. If the LFRP fails to generate sufficient receipts to fund quarterly principal and interest payments to Cowen, we will be required to fund such obligations from cash on hand or from other sources, further decreasing the funds available to operate our business. In the event that amounts due under the loan are accelerated, payment would significantly reduce our cash, cash equivalents and short-term investments and we may not have sufficient funds to pay the debt if any of it is accelerated.

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

In addition, for us to continue to receive any significant payments from our LFRP related licenses and collaborations and generate sufficient revenues to meet the required payments under our agreement with Cowen Healthcare, the relevant product candidates must advance through clinical trials, establish safety and efficacy, and achieve regulatory approvals, obtain market acceptance and generate revenues.

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

Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products that we or our collaborators develop. If we are successfully sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

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

For DX-88 as a treatment for HAE, our principal competitors include:

•                  ViroPharma Inc.—In October 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. Cinryze was launched in December 2008. ViroPharma also submitted a supplemental Biologics License Application to the FDA for the use of Cinryze as a treatment for acute attacks of HAE, and on June 3, 2009, the FDA issued a complete response letter requesting that ViroPharma conduct an additional clinical study.

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

•                  Pharming Group NV— Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. Rhucin has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA. In December 2007 and March 2008, Pharming received negative opinions from the EMEA. Pharming announced plans to submit its MAA to the EMEA in September 2009 and for a pre-BLA filing meeting with the FDA in the second half of 2009.

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

Our revenues and operating results have fluctuated significantly on a quarter to quarter basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on:

•                  the cost and timing of our increased research and development, manufacturing and commercialization expenditures;

•                  the establishment of new collaborative and licensing arrangements;

•                  the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize our product candidates;

•                  the timing, receipt and amount of payments, if any, from current and prospective collaborators, including the completion of certain milestones; and

•                  revenue recognition and other accepted accounting policies.

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

•                  the failure to effectively exploit acquired technologies or integrate successfully the acquired businesses;

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

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through July 30, 2009, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

While we cannot predict the effect that these factors may have on the price of our common stock, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time.

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

Item 4 —- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 14, 2009. The following represents the results of the voting on proposals submitted to the stockholders at the Annual Meeting:

(a)                                  Proposal to elect Constantine E. Anagnostopoulos, Henry R. Lewis and David J. McLachlan as Class III directors to the Board of Directors, each to serve a three-year term until their successors are elected and qualified.

NOMINEE	VOTES FOR	VOTES WITHHELD
Constantine E. Anagnostopoulos	53,435,464	1,904,382
Henry R. Lewis	53,397,443	1,942,403
David J. McLachlan	54,110,826	1,229,020

There were no broker non-votes or abstentions with respect to this matter.

Each nominee received a plurality of the votes cast, and therefore has been duly elected a director of Dyax.  The terms in office of directors Susan B. Bayh, Henry E. Blair, Gustav A. Christensen, James W. Fordyce, Mary Ann Gray and Thomas L. Kempner continued after the meeting.

(b)                                 Proposal to approve an amendment to Dyax’s Amended and Restated 1995 Equity Incentive Plan to increase the number of shares of Common Stock available for issuance under the plan.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
20,640,695	18,950,292	91,715	15,657,144

(c)                                  Proposal to approve an amendment to Dyax’s 1998 Employee Stock Purchase Plan to increase the number of shares of Common Stock available for issuance under the plan.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
31,532,094	8,061,581	89,027	15,657,144

(d)                                 Proposal to ratify the appointment of PricewaterhouseCoopers LLP as Dyax’s independent registered public accounting firm for the 2009 fiscal year was

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
54,936,093	239,548	164,202	—

Item 6 — EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

4.1

Amendment No. 1 to Rights Agreement, effective as of June 24, 2009 between American Stock Transfer & Trust Company, as Rights Agent, and the Company. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 25, 2009 and incorporated herein by reference.

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

DYAX CORP.

Date: August 4, 2009	/s/ George Migausky
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

4.1

Amendment No. 1 to Rights Agreement, effective as of June 24, 2009 between American Stock Transfer & Trust Company, as Rights Agent, and the Company. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 25, 2009 and incorporated herein by reference.

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