Form 10-Q/A
period 2009-06-30
DYAX CORP
filed 2009-08-18
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of August 2, 2009: 72,471,321.

EXPLANTORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of Dyax Corp (the “Company”), which was filed with the Securities and Exchange Commission on August 4, 2009 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of filing a corrected Exhibit 10.1.  Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

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

10.1†	Amended and Restated Loan Agreement between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of March 18, 2009. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date: August 18, 2009
/s/ George Migausky
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)