Form 10-Q
period 2009-09-30
DYAX CORP
filed 2009-11-02
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐   NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 26, 2009:  78,049,292

DYAX CORP.

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,586	$27,668
Short-term investments	26,524	30,792
Accounts receivable, net	1,075	4,692
Other current assets	2,364	2,470
Total current assets	44,549	65,622
Fixed assets, net	3,844	6,137
Intangibles and long-term deferred costs, net	308	428
Restricted cash	2,888	2,888
Total assets	$51,589	$75,075
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,967	$12,069
Current portion of deferred revenue	10,075	10,700
Accrued interest payable	834	—
Current portion of long-term obligations	943	1,134
Other current liabilities	1,159	983
Total current liabilities	20,978	24,886
Deferred revenue	20,367	20,686
Note payable	58,035	46,947
Long-term obligations	866	1,552
Deferred rent and other long-term liabilities	547	1,048
Total liabilities	100,793	95,119
Commitments and Contingencies (Notes 6, 9 and 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 72,517,765 and 63,040,420 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	725	630
Additional paid-in capital	356,955	334,082
Accumulated deficit	(406,903)	(355,400)
Accumulated other comprehensive income	19	644
Total stockholders’ deficit	(49,204)	(20,044)
Total liabilities and stockholders’ deficit	$51,589	$75,075

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except share and per share data)
Product development and license fee revenue	$4,508	$5,490	15,305	$11,964

Operating Expenses:
Research and development	7,095	16,502	37,787	51,641
General and administrative	5,923	4,878	18,916	15,645
Restructuring costs	395	876	2,331	4,631
Impairment of fixed assets	955	—	955	352
Total operating expenses	14,368	22,256	59,989	72,269
Loss from operations	(9,860)	(16,766)	(44,684)	(60,305)

Other income (expense):
Interest and other income	379	368	558	1,317
Interest expense	(2,712)	(1,977)	(7,377)	(5,634)
Loss on extinguishment of debt	—	(8,264)	—	(8,264)
Total other expense	(2,333)	(9,873)	(6,819)	(12,581)
Net loss	(12,193)	(26,639)	(51,503)	(72,886)

Other comprehensive income (loss):
Foreign currency translation adjustments	(311)	132	(491)	43
Unrealized gain (loss) on investments	(1)	104	(134)	(33)
Comprehensive loss	$(12,505)	$(26,403)	$(52,128)	$(72,876)

Basic and diluted net loss per share	$(0.17)	$(0.43)	$(0.78)	$(1.19)
Shares used in computing basic and diluted net loss per share	72,485,047	62,439,236	66,452,507	61,173,457

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(51,503)	$(72,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of purchased premium (discount)	139	12
Depreciation and amortization of fixed assets	1,770	2,129
Amortization of intangibles and other assets	377	390
Impairment of fixed assets	955	352
Non-cash interest expense	1,290	5,347
Compensation expense associated with stock-based compensation plans	4,407	3,346
Extinguishment of debt	—	8,264
Gain on sale of fixed assets	(33)	(87)
Provision for doubtful accounts	—	107
Non-cash other income	(337)	—
Changes in operating assets and liabilities:
Accounts receivable	3,617	302
Other current assets	106	1
Accounts payable and accrued expenses	(4,785)	2,851
Accrued restructuring	—	683
Deferred revenue	(944)	40,977
Other long-term liabilities	(257)	123
Net cash (used in) operating activities	(45,198)	(8,089)
Cash flows from investing activities:
Purchase of fixed assets	(450)	(1,410)
Purchase of investments	(26,511)	(38,749)
Proceeds from maturity of investments	30,506	42,990
Proceeds from sale of fixed assets	51	90
Restricted cash	—	1,595
Net cash provided by investing activities	3,596	4,516
Cash flows from financing activities:
Net proceeds from common stock issuance	17,852	10,000
Net proceeds from note payable	14,820	49,600
Proceeds from long-term obligations	—	1,103
Repayment of Paul Royalty on extinguishment of debt	—	(35,080)
Repayment of long-term obligations	(4,588)	(7,906)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	407	1,213
Net cash provided by financing activities	28,491	18,930
Effect of foreign currency translation on cash balances	29	49
Net increase (decrease) in cash and cash equivalents	(13,082)	15,406
Cash and cash equivalents at beginning of the period	27,668	29,356
Cash and cash equivalents at end of the period	$14,586	$44,762
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$—	$30
Warrant issued in connection with note payable	$477	$853

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

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks relating to preclinical and clinical trials and the regulatory approval process, dependence on collaborative arrangements, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other governmental regulations and approval requirements.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Material subsequent events up to the filing date of this Form 10-Q, November 2, 2009, have been considered for disclosure.

2. ACCOUNTING POLICIES

Basis of Consolidation:   The accompanying consolidated financial statements include the accounts of the Company and the Company’s European subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV).  All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term investments and trade accounts receivable.  At September 30, 2009 and December 31, 2008, approximately 94% and 89% of the Company’s cash, cash equivalents, short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of customers comprising the Company’s customer base.  As of September 30, 2009, three customers accounted for 52%, 19% and 14% of the accounts receivable balance.  Two separate customers accounted for approximately 48% and 35% of the Company’s accounts receivable balance as of December 31, 2008.

Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

Investments:    Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year when purchased.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2009, the Company’s investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $26.5 million and an unrealized gain of $19,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2008, the Company’s investments consisted of U.S. Treasury notes and bills with an amortized cost of $30.6 million, an estimated fair value of $30.8 million and an unrealized gain of $153,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

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

Revenue Recognition:     The Company enters into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products.  The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. Non-refundable signing and licensing fees are recognized as services are performed over the expected term of the collaboration. Funding for research and development, where the amounts received are non-refundable is recognized as revenue as the related expenses are incurred. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaboration are recognized as earned when the corresponding payment is considered reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of the investment required. Milestones that are not considered at risk and substantive are recognized, when achieved, in proportion to the percentage of the collaboration completed through the date of achievement in accordance with the Contingency Adjusted Performance Model (CAPM). The remainder is recognized as services are performed over the remaining term of the collaboration. Royalties are recognized when earned. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss.

The Company generally licenses its patent rights covering phage display as well as its proprietary phage display libraries on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. Standard terms of the license patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized ratably over the term of the agreement. Perpetual patent licenses are recognized immediately if the Company has no future obligations, the payments are upfront and the license is non-exclusive. Standard terms of the proprietary phage display libraries agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized ratably over the term of the agreement. Upon the achievement of a milestone under a phage display license, a portion of the milestone payment equal to the percentage of the license period that has elapsed is recognized as revenue. The remainder is recognized over the remaining term of the license agreement in accordance with CAPM. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Royalties are recognized when they are earned.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Guarantees:   The Company has determined that it is not a party to any agreements that fall within the scope of Guarantees of indebtedness in accordance with Accounting Standards Codification (ASC) 460, Guarantees.  The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of September 30, 2009 and December 31, 2008.

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

Income Taxes:    The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.  At September 30, 2009 and December 31, 2008, there were no unrecognized tax benefits.

Translation of Foreign Currencies:    Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period.  As of September 30, 2009, all currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  Previously, currency translation adjustments were made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets; the change is a result of the closure of the Liege, Belgium facility.  For the three and nine months ended September 30, 2009, the impact of the translation of foreign currencies were a $26,000 gain and a $154,000 loss, respectively, and for the three and nine months ended September 30, 2008, the translation of foreign currencies generated gains of $132,000 and $43,000, respectively.

Share-Based Compensation:    The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its employee stock purchase plan.  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Net Loss Per Share:    The Company is required to present two net loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options or warrants are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options and warrants to purchase a total of 9,136,208 and 8,617,419 shares of common stock were outstanding at September 30, 2009 and 2008, respectively.

Comprehensive Income (Loss):    The Company accounts for comprehensive income (loss) under ASC 220, Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.

Business Segments:    The Company discloses business segments under ASC 280, Segment Reporting.   The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers.  Prior to the 2008 closing of the research facility in Liege, Belgium, the Company operated as one business segment in two geographic areas.  Subsequent to the closing, the Company operates as one business segment with one geographic area.

Recent Accounting Pronouncements:

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) issued the ASC as the as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP.  Therefore, beginning with this Form 10-Q, all references made to U.S. GAAP in the notes to our consolidated financial statements now use the new ASC numbering system. The ASC does not change or alter existing U.S. GAAP and, therefore, it does not have an impact on our financial position, results of operations or cash flows.

In June 2009, FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not determined the effect that the adoption of this standard will have on its financial position or results of operations but any effect will generally be limited to future transactions. Historically, the Company has not had any material transfer of financial assets.

In October 2009, the FASB issued a new accounting standard which amends existing revenue recognition accounting pronouncements for Multiple-Deliverable Revenue Arrangements.  This new standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item in circumstances when there is no other means to determine the fair value of that undelivered item. Multiple-deliverable revenue arrangement guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial results.

3. FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted newly issued accounting standard for fair value measurements of all nonfinancial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of this accounting standard did not have an impact on the financial results of the Company.

During the quarter ended June 30, 2009, the Company also implemented a newly issued accounting standard requiring disclosure about the fair value of financial instruments in interim, as well as annual financial statements.  The adoption of this standard has resulted in the disclosure of the fair value attributable to the Company’s note payable within its interim report.  As the guidance addresses disclosure requirements, the adoption of this standard did not impact the Company’s financial results (see note 6).

The following tables present information about the Company’s financial assets that have been measured at fair value as of September 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in millions)	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$12.1	$12.1	$—	$—
Marketable debt securities	26.5	26.5	—	—
Total	$38.6	$38.6	$—	$—

Description (in millions)	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20.7	$20.7	$—	$—
Marketable debt securities	30.8	30.8	—	—
Total	$51.5	$51.5	$—	$—

As of September 30, 2009 and December 31, 2008, the Company’s short-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1 in accordance with ASC 820. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

4. STRATEGIC COLLABORATIONS

sanofi-aventis

In February 2008, the Company entered into an exclusive worldwide license with sanofi-aventis for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product, as well as a non-exclusive license to the Company’s proprietary antibody phage display technology. Under these licenses, the Company is eligible to receive clinical and sales milestones and royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis. As an exclusive licensee, sanofi-aventis will be responsible for the ongoing development, commercialization and consolidation of sales of DX-2240. For certain other future antibody product candidates discovered by sanofi-aventis, the Company will retain co-development and profit sharing rights, while sanofi-aventis will maintain ultimate responsibility for development and commercialization, and will book sales worldwide.

As a result of these agreements, the Company received approximately $24.7 million of cash, net of taxes, in 2008 encompassing the upfront DX-2240 license fee, a license fee for Dyax’s proprietary antibody phage display technology, a transfer fee for DX-2240 inventory and know-how, and the transfer of additional specified deliverables.  In 2009, the Company received $190,000 for annual maintenance on the license of the Company’s proprietary antibody phage display technology.  The Company applied the provisions of multiple deliverable arrangements in accordance with ASC 605 and determined that these performance obligations represented a single unit of accounting. As the Company has established fair value in relation to the antibody phage display technology license, it is recognizing the revenue over the performance period. During the three and nine months ended September 30, 2009, the Company recognized revenue of $101,000 and $307,000, respectively, and during the three and nine months ended September 30, 2008, the Company recognized revenue of $104,000 and $426,000, respectively, related to the antibody phage display technology license.

Cubist Pharmaceuticals, Inc.

In April 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. The Company will be eligible to receive additional clinical, regulatory and sales-based milestone payments. The Company is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement also provides an option for the

Company to retain certain U.S. co-promotion rights. The Company applied the provisions of multiple deliverable arrangements in accordance with ASC 605 to determine whether the performance obligations under this agreement, including development, participation in steering committees, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  Revenue is being recognized under CAPM, including amounts billed to Cubist for clinical trial drug supply.

As a result of this agreement, the Company received a $17.5 million in license and milestone fees in 2008. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial, known as Kalahari 1. These amounts, and any future reimbursements and milestones, are being recorded as revenue over the remaining development period of DX-88 in the Cubist territory, which is currently estimated at five years. The Company will periodically reassess the length of the estimated development period based upon the completed effort.  As of September 30, 2009, the Company has $14.8 million of revenue deferred related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.  During the three and nine months ended September 30, 2009, the Company recognized revenue of $1.1 million and $3.2 million, respectively, and during the three and nine months ended September 30, 2008, the Company recognized revenue of $786,000 and $1.6 million, respectively, related to this agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable	$1,093	$1,325
Accrued employee compensation and related taxes	2,568	4,914
Accrued external research and development and contract manufacturing	1,771	3,529
Other accrued liabilities	2,535	2,301
Total	$7,967	$12,069

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

Under the terms of the loan agreement, the Company is required to repay the Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen

Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.

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

The cash proceeds from the Loan were recorded as a note payable on the Company’s consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.  During the three and nine months ended September 30, 2009, the Company recorded $61,000 and $165,000, respectively, of accretion associated with the debt discount and the warrants, $2.6 million and $7.1 million, respectively, in interest expense, and made payments to Cowen totaling $1.8 million and $9.6 million, respectively.  During the nine months ended September 30, 2009, $3.4 million was allocated to the reduction of the principal balance.  As of September 30, 2009, there was $834,000 of accrued interest payable in relation to this loan which is recorded on the Company’s consolidated balance sheet. The Loan principal balance at September 30, 2009, and December 31, 2008 was $59.7 million and $48.1 million, respectively.  The amount recorded on the Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008, which is net of accrued interest payable and the unamortized portions of the discount and warrants, is $58.5 million and $46.9 million, respectively.  The estimated fair value of the note payable was $50.6 million at September 30, 2009.

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

The upfront cash payment of $30.0 million, less the $500,000 in cost reimbursements paid to Paul Royalty was recorded as a debt instrument in long-term obligations on the Company’s consolidated balance sheet.  Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  The best estimate of future payments was based upon returning to Paul Royalty an internal rate of return of 25% through net LFRP receipts.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $4.1million for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company made payments totaling $40.2 million related to this obligation to Paul Royalty, including its repayment in August 2008. The Company paid off this loan with a $35.1 million cash payment, of which $27.0 million was allocated to the principal amount and $8.1 million was recorded as loss on extinguishment of debt.  As of both September 30, 2009 and December 31, 2008, there was no outstanding debt balance under this agreement.

The Company capitalized $257,000 of debt issuance costs related to this agreement which, prior to August 2008, were being amortized over the term of the related debt using the effective interest method.  In August 2008, the unamortized debt issuance costs were fully amortized.

8. STOCKHOLDER’S DEFICIT AND STOCK-BASED COMPENSATION

Common Stock

On October 5, 2009, the Company issued 5,500,000 shares of its common stock in an underwritten public offering.  The net proceeds to the Company were approximately $20.5 million, after deducting offering expenses.

In June 2009, the Company issued an aggregate of 8,539,605 shares of its common stock in an underwritten public offering at a price of $2.02 per share.  The aggregate net proceeds to the Company were approximately $16.1 million after deducting underwriting fees and offering expenses.

In 2008, the Company entered into a Common Stock Purchase Agreement with Azimuth Opportunity, Ltd. (Azimuth) which allows the Company to issue and sell up to an aggregate amount of $50 million in common stock with a minimum price of $2.00 per share, less the agreed upon discount which ranges from 4.05% to 6.25% based on the Company’s stock price.  In April 2009, pursuant to a single draw down notice, the Company issued 740,965 shares of its common stock to Azimuth and received net proceeds of approximately $1.6 million.  As of September 30, 2009, $48.4 million remains available under this agreement, if, at the Company’s sole discretion, it presents draw down notices.

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

There are 18,350,000 shares of common stock available for issuance under the Equity Plan.   At September 30, 2009, a total of 6,141,853 shares were reserved and available for issuance under the Equity Plan.  The compensation expense in connection with the Equity Plan for the three and nine months ended September 30, 2009 was approximately $816,000 and $2.9 million, respectively, exclusive of stock compensation expense associated with the March 2009 restructuring.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the Purchase Plan), as amended in May 2002, allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Purchase Plan for the three and nine months ended September 30, 2009 was approximately $42,000 and $114,000, respectively.  There were 49,977 and 49,970 shares purchased under the Purchase Plan during the three months ended September 30, 2009 and 2008, respectively, and 99,937and 99,941 shares purchased under the Purchase Plan during the nine months ended September 30, 2009 and 2008, respectively.

A maximum of 1,330,000 may be issued under the Purchase Plan.  At September 30, 2009, a total of 694,014 shares were reserved and available for issuance under the Purchase Plan.

Stock-Based Compensation Expense

The following table reflects stock compensation expense recorded during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Compensation expense related to:
Equity Incentive Plan	$816	$1,147	$4,294	$3,259
Employee Stock Purchase Plan	41	43	113	87
	$857	$1,190	$4,407	$3,346

Stock-based compensation expense charged to:
Research and development expenses	$308	$609	$1,424	$1,888

General and administrative expenses	$549	$581	$2,746	$1,458

Restructuring charges	—	—	$237	—

During the nine months ended September 30, 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 stock-based compensation expense recorded in relation to the restructuring activities.

9. RESTRUCTURING AND IMPAIRMENT CHARGES

In March 2009, the Company eliminated positions from various departments to focus necessary resources on the commercialization of its lead product candidate, DX-88.  As a result of the restructuring, during the three months ended March 31, 2009, the Company recorded one-time charges of approximately $1.9 million, which includes severance related charges of approximately $1.6 million, outplacement costs of approximately $107,000, stock compensation expense of $237,000 for amendments to the exercise and vesting schedules to certain options and other exit costs of $26,000.  Substantially all amounts were paid during the quarter ended June 30, 2009.

As a result of the decrease in necessary facility space following the workforce reduction, the Company amended its facility lease during the third quarter of 2009 to reduce the leased space.  During the three months ended September 30, 2009, a one-time charge of approximately $1.4 million was recorded, of which approximately $955,000 was a result of the write-down of leasehold improvements.  During the third quarter of 2009, $375,000 of the restructuring charge was paid and an additional $375,000 is expected to be paid in the fourth quarter of 2009.

During the nine months ended September 30, 2008, a charge of approximately $4.6 million was recorded in connection with the closure of the Company’s Liege, Belgium research facility.  This amount included severance related charges of approximately $3.6 million, contract termination costs of approximately $688,000 and other exit costs of $362,000.  Of these restructuring charges, $3.6 million were paid during the nine months ended September 30, 2008, with the remainder paid in the fourth quarter of 2008.  In addition, during the nine months ended September 30, 2008, a charge of approximately $352,000 was recorded for the impairment of fixed assets in connection with the closure of the research facility.

In 1999, the Company received an €825,000 grant from the Walloon region of Belgium, which included specific criteria regarding employment and investment levels that need to be met.  The employment criteria were met in 2006.  Pursuant to the closure of the Liege, Belgium facility in 2008, the Company refunded approximately $162,000 of the grant and the residual balance of approximately $1.2 million is included in short-term liabilities on the consolidated balance sheet as of September 30, 2009.  The investment criteria were met in October 2009 and will result in the release of the liability to the statement of operations in the fourth quarter of 2009.

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

In accordance with ASC 740, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not “more likely than not” that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $142.6 million was established at December 31, 2008.

The tax years 1994 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the U.S., as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.  The Company is currently not under examination in any jurisdictions for any tax years.

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

The most advanced indication for DX-88 is in the treatment of hereditary angioedema (HAE), a potentially life-threatening inflammatory condition. If approved by the U.S. Food and Drug Administration, (FDA) in this indication, DX-88 will be branded as KALBITOR®.  It has orphan drug designation in the United States and European Union (EU) for the treatment of acute attacks of HAE. In this indication, we have completed three Phase 2 trials and two Phase 3 trials of DX-88 for subcutaneous administration. On September 23, 2008, we submitted a Biologics License Application (BLA) with the FDA for the use of DX-88 for the treatment of acute attacks of HAE, and the FDA designated this application for priority review. On February 4, 2009, the FDA’s Pulmonary-Allergy Advisory Committee voted in favor of approval of our BLA. On March 25, 2009, we received a complete response letter from the FDA outlining the requirements for approval of DX-88 for HAE.  Specifically, the FDA requested submission of a Risk Evaluation and Mitigation Strategy (REMS) and additional information with respect to the chemistry, manufacturing and controls (CMC) section of the BLA. The letter also included a requirement that we conduct certain post-marketing studies, but did not include requirements for any additional clinical trials for approval of DX-88.  We believe all issues raised in the complete response letter were fully addressed in our reply, which was submitted on June 1, 2009 and accepted for review by the FDA.  In connection with the acceptance, the FDA assigned our BLA a new Prescription Drug User Fee Act (PDUFA) action date of December 1, 2009.

If the BLA is approved, we intend to independently market and sell KALBITOR for HAE in North America. We are currently negotiating with potential partners to commercialize KALBITOR for HAE and other angioedema indications in markets outside of North America.

Outside of HAE, DX-88 is also being developed in additional indications. These include use of DX-88 for the reduction of blood loss during surgery in collaboration with Cubist Pharmaceuticals (Cubist), and for the treatment of retinal diseases in collaboration with Fovea Pharmaceuticals (Fovea), which has entered into an agreement to be acquired by sanofi-aventis.  In addition, we are also exploring use of DX-88 for the treatment of ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; and acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders.

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

Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our Licensing and Funded Research Program (LFRP), we have more than 70 licenses and collaborations, which have thus far resulted in 16 product candidates that licensed third parties have advanced into clinical trials and one product that has received market approval from the FDA. A portion of the current and future revenues generated through the LFRP are pledged to secure payment of loans we received from Cowen Healthcare in August 2008 and March 2009, which loans had an aggregate outstanding balance of $59.7 million as of September 30, 2009.

We have incurred net losses since our inception, including net losses of $12.2 million and $51.5 million for the three and nine months ended September 30, 2009, respectively.  We expect to continue to incur significant additional net losses over at least the next several years. We do not expect to generate profits until the therapeutic products from our development portfolio reach the market after being subjected to the uncertainties of the regulatory approval process.  Our revenues and operating results have fluctuated on a quarter to quarter basis and we expect these fluctuations to continue in the future.

Our Business Strategy

Our strategic goal is to develop new biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. We intend to accomplish this goal through the following activities:

•                  DX-88 Franchise.  We will continue to focus our internal efforts on obtaining market approval for DX-88 for the treatment of acute attacks of HAE and other angioedemas. We intend to commercialize DX-88 for HAE as KALBITOR on our own in North America and to establish partnerships in other major markets. We plan to expand the label beyond HAE, in two additional angioedemas (acquired and ACE inhibitor-induced). In addition to our internal efforts, ongoing development of DX-88 for the reduction of blood loss during on-pump cardiothoracic surgery and other surgical indications is being pursued through our collaboration agreement with Cubist. Fovea, which has entered into an agreement to be acquired by sanofi-aventis, is developing an ophthalmic formulation for DX-88 starting with retinal vein occlusion-induced macular edema. We will continue to explore the therapeutic potential of DX-88 in other indications.

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

•                  Licensing and Funded Research Program.  We will also continue to leverage our phage display technology through our LFRP in order to generate ongoing future revenues and to gain rights to co-develop and/or co-promote drug candidates identified by certain of our collaborators. There are currently 16 product candidates that licensed third parties in the LFRP have advanced into clinical trials and one product that has received market approval from the FDA.

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

Based on the positive efficacy and satisfactory safety profile results from our EDEMA4 and EDEMA3 trials, we submitted our BLA to the FDA on September 23, 2008. The FDA accepted our BLA for filing and designated the application for priority review. The FDA’s Pulmonary-Allergy Drugs Advisory Committee reviewed our submission for the subcutaneous formulation of DX-88 for HAE on February 4, 2009, and the Committee voted in favor of approval of DX-88 for HAE by a margin of six votes in favor to five votes against, with two voters abstaining. In addition to the overall vote in favor of approval, the Committee provided recommendations aimed at a better understanding of DX-88’s safety characteristics in the subset of patients that experience hypersensitivity reactions.  Earlier in 2009, a pre-approval inspection of the manufacturing site, processes and supporting quality systems was successfully completed at our third-party contract manufacturer, Avecia Biologics, Ltd.  On March 25, 2009, we received a complete response letter from the FDA outlining the requirements for approval of DX-88 for HAE.  Specifically, the FDA requested submission of a REMS, and additional information with respect to the CMC section of the BLA. The letter also included a requirement that we conduct certain post-marketing studies, but did not include requirements for any additional clinical trials for approval of DX-88.  We believe all issues raised in the complete response letter were fully addressed in our reply, which was submitted on June 1, 2009 and accepted for review by the FDA.  In connection with the acceptance, the FDA assigned our BLA a new PDUFA action date of December 1, 2009.

Given our familiarity with the HAE market and its relatively small number of treating allergists, we intend to independently commercialize DX-88 for HAE in North America. For markets outside of North America, we will seek to establish arrangements where DX-88 is sold by pharmaceutical companies that are already well established in these regions.

During the three months ended September 30, 2009 (the 2009 Quarter), HAE program expenses totaled $5.3 million compared with $9.0 million in the three months ended September 30, 2008 (the 2008 Quarter).  The decrease in spending in the 2009 Quarter as compared to the 2008 Quarter is attributable primarily to cost savings as a result of the workforce reduction in March 2009 and a decrease of $1.6 million in clinical trial costs for the completion of the EDEMA 4 trial and other external research and development costs related to the BLA submission in 2008.  These decreases were partially offset by increased sales and marketing expenses for the HAE program in preparation of the commercialization of our lead product candidate, DX-88.  During the nine months ended September 30, 2009 (the 2009 Period), HAE program expenses totaled $26.4 million compared with $26.1 million in the nine months ended September 30, 2008 (the 2008 Period).  Although the change in the 2009 Period as compared to the 2008 Period was not substantial, there were significant fluctuations in categories of expenditures from period to period, including a decrease in internal costs as a result of the workforce reduction in March 2009 and a decrease of $3.6 million in clinical trial costs for the completion of the EDEMA 4 trial.  In addition, other external research and development costs decreased in the 2009 Period due to the activities related to the initial BLA filing in late 2008.  These decreases were partially offset by an increase of $7.5 million associated with the manufacture of DX-88 drug material, as well as, an increase in infrastructure costs to support plans for commercialization of DX-88 for HAE of approximately $1.0 million.

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

Cubist has initiated two Phase 2 trials.  The first, known as CONSERVTM 1, is a dose ranging study evaluating 5, 25 and 75 milligram doses of DX-88 versus placebo in patients undergoing primary coronary artery bypass graft (CABG) surgery who are at a low risk of bleeding complications.  The second trial, known as CONSERVTM 2, compares a single 75 milligram dose of DX-88 to tranexamic acid in patients at a higher risk of bleeding.  Combined, these trials are expected to enroll approximately 650 patients.  Cubist expects to have data unblinded from these trials in early 2010 and currently anticipates an end of Phase 2 meeting with the FDA in mid-2010.

During the three and nine months ended September 30, 2008, research and development expenses for the CTS program totaled $760,000 and $2.4 million, respectively. There have been no costs incurred by us in 2009 and we do not expect to incur future expenditures for this program.

DX-88 for Ophthalmic Indications.    We have entered into a license agreement with Fovea, which has entered into an agreement to be acquired by sanofi-aventis, for the ocular formulation of DX-88 for the treatment of retinal diseases in the EU. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which a Phase 1 trial was initiated in the third quarter of 2009.   Dyax retains all rights to commercialize DX-88 in this indication outside of the EU.

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

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenue.   Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  Revenue was $4.5 million in the 2009 Quarter and $5.5 million in the 2008 Quarter.   The decrease resulted primarily from lower funded research revenue.

Research and Development.   Our research and development expenses for the 2009 and 2008 Quarters were $7.1 million and $16.5 million, respectively.  Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval. The 2009 decrease in research and development expenses was primarily related to cost savings of approximately $4.0 million as a result of the workforce reduction in March 2009.  In addition, external research and development costs decreased by approximately $5.0 million, including a decrease of $2.0 million in clinical trial costs, as we completed our EDEMA4 clinical trial in 2008.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. General and administrative expenses for the 2009 and 2008 Quarters were $5.9 million and $4.9 million, respectively.  Costs increased during the 2009 Quarter due to the expanded infrastructure to support plans for commercialization of DX-88 for HAE.

Restructuring and Impairment.  As a result of the decrease in necessary facility space following the workforce reduction in March 2009, we amended our facility lease during the 2009 Quarter, to reduce our leased space.  In the 2009 Quarter, a one-time charge of approximately $1.4 million was recorded of which, approximately $955,000 was recorded as a result of the write-down of leasehold improvements.

In the 2008 Quarter, we incurred restructuring fees of $876,000 related to the closing of our Liege, Belgium research facility.  There was no impairment of fixed assets in the 2008 Quarter.

Loss on Extinguishment of Debt.  In the 2008 Quarter, we incurred a one-time loss on extinguishment of debt of $8.3 million related to the repayment in full of our debt with Paul Royalty.

Nine Months Ended September 30, 2009 and 2008

Revenue.   Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees.  Revenue increased to $15.3 million in the 2009 Period from $12.0 million in the 2008 Period. This increase primarily relates to higher revenue from library license activity of approximately $2.5 million and additional revenue recognized under our April 2008 agreement with Cubist.

Research and Development.   Our research and development expenses for the 2009 and 2008 Periods were $37.8 million and $51.6 million, respectively.  Our research and development expenses are primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval. The 2009 decrease in research and development expenses was primarily related to cost savings of approximately $8.7 million as a result of the workforce reduction in March 2009, and approximately $2.2 million from the closure of our Liege, Belgium research facility in the second quarter of 2008.  In addition, clinical trial costs decreased by approximately $6.6 million during the 2009 Period, as we completed our EDEMA4 clinical trial in 2008.  License expense and other external research and development costs also decreased during the 2009 Period as well.  These decreases were offset by an increase in costs of $7.5 million associated with the manufacture of drug substance.

General and Administrative.  Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. General and administrative expenses were $18.9 million for the 2009 Period compared to $15.6 million for the 2008 Period.  The higher general and administrative costs in 2009 were primarily due to an increase in infrastructure to support plans for commercialization of DX-88 for HAE and a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options, as required under ASC 718.

Restructuring and Impairment.  In March 2009, we implemented a workforce reduction to focus necessary resources on the commercialization of DX-88 and to support our long-term financial success.  As a result, during the first quarter of 2009, we recorded one-time restructuring charges related to the workforce reduction of approximately $1.9 million.  We expect the reduction in personnel costs, along with other external costs, will result in approximately $18.0 million in annual savings.

As a result of the decrease in necessary facility space following the workforce reduction in March 2009, we amended our facility lease during the 2009 Quarter to reduce our leased space.  In the 2009 Quarter, a one-time charge of approximately $1.4 million was recorded of which, approximately $955,000 was recorded as a result of the write-down of leasehold improvements.

In the 2008 Period, we incurred restructuring fees of $4.6 million, and recorded an impairment charge related to fixed assets of $352,000 in conjunction with the closing of our Liege, Belgium research facility.

Loss on Extinguishment of Debt.  In the 2008 Period, we incurred a one-time loss on extinguishment of debt of $8.3 million related to the repayment in full of our debt with Paul Royalty.

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008
	(in thousands)
Cash and cash equivalents	$14,586	$27,668
Short-term investments	26,524	30,792
Total cash, cash equivalents and investments	$41,110	$58,460

The following table summarizes our cash flow activity for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash (used in) provided by operating activities	(45,198)	(8,089)
Net cash provided by investing activities	3,596	4,516
Net cash provided by (used in) financing activities	28,491	18,930
Effect of foreign currency translation on cash balances	29	49
Net increase (decrease) in cash and cash equivalents	(13,082)	15,406

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through September 30, 2009, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $314 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $51.5 million during the nine months ended September 30, 2009. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $2.3 million, interest expense of $1.3 million, impairment of fixed assets totaling $1.0 million, and stock-based compensation expense of $4.4 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $2.3 million, including a decrease in accounts payable and accrued expenses of $4.8 million, offset by a decrease in accounts receivable of $3.6 million.

For 2008, our net loss was $72.9 million, of which certain costs were non-cash charges such as depreciation and amortization of $2.5 million, interest expense of $5.3 million, and stock-based compensation expense of $3.3 million and certain revenues for which we received payments totaling $41.0 million, which were deferred for financial reporting purposes.

While the net loss in 2009 decreased by approximately $21.4 million from 2008, net cash used in operating activities increased by $37.1 million, primarily due to approximately $41 million in cash receipts recorded as deferred revenue in the 2008 Period.  These receipts were primarily related to the signing of license agreements with Cubist and sanofi-aventis, which did not recur in the 2009 Period.

Investing Activities

Our investing activities for the 2009 Period consisted of investment maturities totaling of approximately $30.5 million, offset by purchases of additional securities of $26.5 million and the purchase of approximately $450,000 of fixed assets.

Our investing activities for the 2008 Period are primarily due to a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility and the timing of the maturity of our investments.  This was offset by $1.4 million purchase of fixed assets.

Financing Activities

Our financing activities for the 2009 Period consisted of net proceeds of $17.9 million from the sale of 9,280,570 shares of our common stock and net proceeds of $14.8 million from the Tranche B loan with Cowen Healthcare, which was an amendment to our existing loan agreement with Cowen Healthcare.  This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in August 2008.  These proceeds were partially offset by repayments of long-term obligations, totaling $4.6 million, primarily principal payments to Cowen Healthcare.

Subsequent to September 30, 2009, we received approximately $20.5 million in net proceeds from the sale of 5,500,000 shares of common stock.

Our financing activities for the 2008 Period primarily consisted of net proceeds of $49.6 million from Tranche A of our note payable to Cowen Healthcare, a $10.0 million sale of common stock, proceeds from long-term obligations of $1.1 million and proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.  We repaid in full the Paul Royalty loan of $35.1 million and repaid other long-term obligations of $7.9 million during this period.

We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

In October 2008, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (Azimuth).  We entered into a Common Stock Purchase Agreement with Azimuth (the Purchase Agreement), which provides that Azimuth is committed to purchase up to $50.0 million of our common stock, or the number of shares which is one share less than twenty percent of the issued and outstanding shares of our common stock as of October 30, 2008, which is subject to automatic reduction in certain circumstances, over the approximately 18-month term of the Purchase Agreement. As of September 30, 2009, $48.4 million remains available under this agreement.  From time to time during the term of the Purchase Agreement, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than approximately $7.7 million of our common stock in any single draw down excluding shares under any call option, as described below. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. Unless otherwise agreed by us and Azimuth, only one draw down is allowed in each draw down pricing period, with a minimum price of $2.00 per share, less agreed upon discount.

We have managed our cash burn by completing partnerships, collaborations, strategic transactions, equity offerings and by reducing internal and external costs.  We expect that existing cash, cash equivalents, and short-term investments, together with anticipated cash flow from existing product development, collaborations and license agreements will be sufficient to support our current operations through 2010.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2008, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations,” we described our commitments and contingencies. During the nine months ended September 30, 2009, we amended the note payable with Cowen Healthcare and were issued an additional $15 million of debt under the Tranche B loan (see Item I, Notes to the Consolidated Financial Statements, Note 6, Note Payable).  There were no other material changes in our commitments and contingencies during the nine months ended September 30, 2009.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2009, we had cash, cash equivalents and short-term investments of approximately $41.1 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2009, we had $62.3 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

Most of our transactions are conducted in U.S. dollars. We have collaboration and technology license agreements with parties located outside of the U.S. Transactions under certain of the agreements between us and parties located outside of the U.S. are conducted in local foreign currencies. If exchange rates undergo a change of up to 10%, we do not believe that it would have a material impact on our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since our inception in 1989, including net losses of $51.5 million and $72.9 million for the nine months ended September 30, 2009 and 2008, respectively, and net losses of $66.5 million, $56.3 million and $50.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of September 30, 2009, we had an accumulated deficit of approximately $406.9 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase, particularly with respect to our current lead product candidate, DX-88.

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

We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license fees will be sufficient to support our current operations through 2010. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

We and our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the U.S., such as the FDA, as well as foreign countries, such as the EMEA in European countries, Canada and Australia. Currently, we are required in the U.S. and in foreign countries to obtain approval from those countries’ regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other U.S. and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing and delay or withhold registration and marketing approval of our product candidates.

Obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years, and if obtained is costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the U.S. Government Accountability Office (GAO), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed.

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

The complete response letter that we received from the FDA in March 2009 pertaining to our BLA for DX-88, required a REMS and additional information with respect to the CMC section of the BLA.  While we have developed a REMS program for DX-88, and included it in our response to the FDA’s complete response letter, along with our responses to their other information requests, we cannot predict what risk management activities the FDA may require of us or whether the FDA will accept our REMS program.

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

The FDA is requiring us to implement a Risk Evaluation and Mitigation Strategy for DX-88 and to perform additional post-marketing studies.  Additionally, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of DX-88 or other future products or take other potentially limiting or costly actions if we or others identify side effects after the product is on the market.

The FDA is requiring that we implement a REMS for DX-88 and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis. The REMS will include a medication guide, a patient package insert and a communication plan to healthcare providers.

Regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of our existing or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of DX-88, if we or others identify side effects after DX-88 is on the market, even if the FDA initially approves the BLA.

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

In order to market DX-88 for acute attacks of HAE in the U.S. if it is approved, we intend to build a marketing organization and a specialized sales force, which will require substantial efforts and significant management and financial resources.  While we intend to stage our commitments to the extent possible in consideration of the development and regulatory timelines, in order to support an effective launch of DX-88, we will need to make significant financial commitments to our marketing organization prior to receiving regulatory approval.  We will need to devote significant effort, in particular, to recruiting individuals with experience in sales and marketing of pharmaceutical products.  Competition for personnel with these skills is high.  As a result, we may not be able to successfully develop our own marketing capabilities or independent sales force for DX-88 in the U.S. in order to support an effective launch of DX-88 if it is approved for sale.  We may also be unable to enter into third party arrangements for the marketing and sale of DX-88.

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

If we are unable to find distributors for our DX-88 product candidate outside the U.S., we may be unable to generate significant revenues from, or recoup our investments in, DX-88.

We are familiar with the HAE patient community and its relatively small number of treating allergists, and we believe the optimal commercialization strategy for the HAE indication is to build an internal sales team to promote DX-88 in the U.S. and to establish regional collaborations for distribution in other major market countries. If we are not able to find a suitable distributor or distributors, or if we are unable to negotiate acceptable terms for distribution, we may not be able to fully develop and commercialize DX-88, which would adversely affect our business prospects and the value of our common stock.

Failure to meet our Cowen Healthcare debt service obligations could adversely affect our financial condition and our loan agreement obligations could impair our operating flexibility.

We have a loan with Cowen Healthcare which has an aggregate principal balance of $59.7 million at September 30, 2009. The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016. In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP. We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare’s option, including a prepayment premium prior to August 2012. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

We cannot be certain that any of our biopharmaceutical product candidates, even if successfully approved by the regulatory authorities, will gain market acceptance among physicians, patients, healthcare payers, or others. We may not achieve market acceptance even if clinical trials demonstrate safety and efficacy of our biopharmaceutical candidates and the necessary regulatory and reimbursement approvals are obtained. The degree of market acceptance of our biopharmaceutical candidates will depend on a number of factors, including:

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

•                  CSL Behring— In October 2009, CSL Behring received FDA approval for its plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert was approved for the treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert is also marketed in several European countries.

•                  Jerini AG/Shire plc—Jerini AG has filed for market approval from the FDA and EMEA for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In July 2008, the European Commission approved an MAA for Firazyr. In April 2008, the FDA issued a Not Approvable letter for Firazyr.  Firazyr has orphan drug designations from both the FDA and EMEA. Jerini/Shire initiated a new Phase 3 U.S. trial in June 2009.

•                  Pharming Group NV— Pharming filed for market approval from the EMEA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. Rhucin has Fast Track status from the FDA and orphan drug designations from both the FDA and EMEA. In December 2007 and March 2008, Pharming received negative opinions from the EMEA. In September 2009, Pharming filed a new MAA with the EMEA. Pharming has also reported that it will request a pre-BLA meeting with the FDA by the end of the year.

Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

The principal competitors for DX-88 as a treatment for reducing blood loss in cardiothoracic surgery procedures, are manufacturers of aminocaproic acid, a drug used in this indication. A number of other organizations, including Novo Nordisk A/S, Pfizer Inc., Vanderbilt University and The Medicines Company, are developing other products for this indication.

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

In patent offices outside the U.S., we may be forced to respond to third party challenges to our patents. For example, our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in proceedings in the European Patent Office. We have one divisional patent application of the 597 Patent pending in the European Patent Office. We cannot be assured that we will prevail in the prosecution of this patent application. We will not be able to prevent other parties from using our phage display technology in Europe if the European Patent Office does not grant us another phage display patent.

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

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through September 30, 2009, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

•                  regulatory decisions in both the U.S. and abroad;

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

10.1†	Fourth Amendment to Lease dated August 25, 2009, by and between the Company and ARE-Tech Square, LLC. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date: November 2, 2009
/s/ George Migausky
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

10.1†	Fourth Amendment to Lease dated August 25, 2009, by and between the Company and ARE-Tech Square, LLC. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†

This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.