Form 10-K
period 2009-12-31
DYAX CORP
filed 2010-03-12
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed fiscal second quarter, June 30, 2009, based on the last reported sale price of the registrant's common stock of $2.14 per share was $128,564,046. The number of shares outstanding of the registrant's Common Stock, $.01 Par Value, as of February 19, 2010, was 78,125,483.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders scheduled to be held on May 6, 2010, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of December 31, 2009, are incorporated by reference into Part III of this Form 10-K.

        As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements, including statements regarding:

  •
  our ability to commercialize KALBITOR® (ecallantide);

  •
  plans to seek market approval for KALBITOR in markets outside the United States;

  •
  plans and anticipated timing for pursuing additional indications and uses for DX-88;

  •
  plans to enter into additional collaborative and licensing arrangements for DX-88 and for other compounds in development;

  •
  the timing and availability of data from clinical trials;

  •
  our assessment of competitors and potential competitors and the anticipated impact of potentially competitive products on our future revenue and business;

  •
  estimates of potential markets for our products and product candidates;

  •
  the sufficiency of our cash, cash equivalents and short-term investments;

  •
  expected future operating results;

  •
  our assessment of the impact of recent accounting pronouncements.

        Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use the words or phrases of expectation or uncertainty like "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Risks and uncertainties which may affect us are set forth in Item 1A of this report entitled "Risk Factors". You should carefully review the risks described therein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-Q to be filed in 2010. We caution you not to place undue reliance on these forward looking statements, which speak only as of the date on which they are made. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DYAX CORP.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2009

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. Our lead product DX-88 has recently been approved under the brand name KALBITOR® (ecallantide) by the United States Food and Drug Administration (FDA) for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older. We currently commercialize KALBITOR on our own in the United States and intend to seek approval and commercialize KALBITOR through partners for HAE and other angioedema indications in markets outside of the United States.

        In addition to its approved commercial use for HAE in the United States, we are also developing DX-88 through collaborations in other indications. These include use of DX-88 for the reduction of blood loss during surgery in collaboration with Cubist Pharmaceuticals (Cubist), and for treatment of retinal diseases in collaboration with Fovea Pharmaceuticals (Fovea), which was acquired by sanofi-aventis in 2009. We are also exploring use of DX-88 for treatment of ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; and acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders.

        Beyond DX-88, we have also developed a pipeline of promising drug candidates using our proprietary drug discovery technology, known as phage display. We use phage display to identify antibody, small protein and peptide compounds with potential for clinical development. This pipeline includes DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications. In 2008, we entered into an exclusive license agreement under which sanofi-aventis will be responsible for the continued development of DX-2240. DX-2400 is currently in preclinical development within our internal development pipeline.

        Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our Licensing and Funded Research Program (LFRP), we have more than 70 ongoing license agreements. To date, our licensees have advanced 18 product candidates into clinical trials and one product that has received market approval from the FDA.

KALBITOR AND THE DX-88 FRANCHISE

        DX-88 is a compound that we developed using our phage display technology, which we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases, including HAE.

        HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway. HAE is caused by low or dysfunctional levels of C1 esterase inhibitor (C1-INH), a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood. It is estimated that HAE affects between 1 in 10,000 to 1 in 50,000 people around the world. Despite the fact that 85% of patients experience symptoms before age 20, 68% of patients are not diagnosed until after age 20, which makes it difficult to accurately determine the size of the HAE patient population. HAE patient association registries estimate there is an immediately addressable target population of approximately 6,500 patients in the United States.

KALBITOR

        In December 2009, DX-88 was approved by the FDA under the brand name KALBITOR (ecallantide) for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by Dyax, is the first subcutaneous HAE treatment approved in the United States.

        As part of product approval, we have established a Risk Evaluation and Mitigation Strategy (REMS) program to communicate the risk of anaphylaxis and the importance of distinguishing between hypersensitivity reaction and HAE attack symptoms. To communicate these risks, the REMS requires a Medication Guide be dispensed with each dose of KALBITOR and a "Dear Healthcare Professional" letter be provided to doctors identified as likely to prescribe KALBITOR and treat HAE patients. KALBITOR should only be administered by a healthcare professional with appropriate medical support to manage anaphylaxis and HAE.

        We have also initiated a Phase 4 observational study to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. The study is designed to identify predictive risk factors and develop effective screening tools to mitigate the risk of hypersensitivity and anaphylaxis. This 4-year study was initiated in February 2010.

Sales and Marketing

        We have established a commercial organization to support sales of KALBITOR in the United States. We believe that a field-based team of approximately 25 professionals, consisting of sales representatives, medical science liasons and corporate account directors, is appropriate to effectively market KALBITOR in the United States, where patients are treated primarily by a limited number of specialty physicians, consisting mainly of allergists and immunologists. If KALBITOR is approved in territories outside of the United States, we intend to enter into license or collaboration agreements to commercialize KALBITOR through one or more marketing partners with established distribution systems and direct sales forces in such territories.

Distribution

        In November 2009, we entered into separate agreements with three wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) to establish an exclusive distribution network for KALBITOR and to provide comprehensive call center services to support its commercialization. The ABSG agreements consist of:

  •
  an agreement with US Bioservices Corporation (US Bio), under which US Bio will serve as our exclusive specialty pharmacy for KALBITOR in the United States, and will also manage the KALBITOR Access program for patients and healthcare providers seeking information and access to KALBITOR;

  •
  an agreement with ASD Specialty Healthcare Inc. (ASD), under which ASD will serve as our exclusive wholesale distributor for KALBITOR to treating hospitals in the United States; and

  •
  an agreement with Integrated Commercialization Solutions, Inc. (ICS), under which ICS will provide warehousing, inventory management and other logistical services in connection with the distribution of KALBITOR throughout the United States.

        All three agreements have an initial term of three years, although each contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.

KALBITOR AccessSM

        In furtherance of our efforts to facilitate access to KALBITOR in the United States, we have created the KALBITOR Access program, designed as a one-stop point of contact for information about KALBITOR, which offers treatment support service for patients with HAE and their healthcare providers. KALBITOR case managers provide comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

Manufacturing

        In connection with the commercial launch of KALBITOR in the United States, we have established a commercial supply chain, consisting of single-source third party suppliers to manufacture, test and distribute this product. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

        To date, the DX-88 drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Avecia Biologics Limited, which was recently acquired by Merck & Co., Inc. (Avecia). As a result of previously completed manufacturing activities conducted at Avecia, we have significant inventories of DX-88 drug substance, which we believe are sufficient to supply all ongoing studies relating to DX-88 and KALBITOR, and to meet the anticipated market demand for KALBITOR well into 2011. Under existing arrangements with Avecia, they have agreed to conduct additional manufacturing runs in 2011 and 2012, as necessary to supplement existing inventory. Additionally, we are in the process of evaluating alternative arrangements for long-term commercial supply of DX-88 drug substance.

        DX-88 drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Steir at its facilities in Spokane, Washington under a commercial supply agreement. This process, known in the industry as the "fill and finish" process, is not unique to KALBITOR and alternative manufacturers are readily available in the event that we elect, or are required, to relocate the "fill and finish" process.

KALBITOR Outside of the United States

        In markets outside of the United States, we intend to seek approval and commercialize KALBITOR for HAE and other angioedema indications in conjunction with one or more partners. For the European Union, our current plan is to submit a marketing authorization application with the European Medicines Agency (EMA) during the first half of 2010, seeking approval for the commercialization of KALBITOR for HAE.

DX-88 FRANCHISE

DX-88 for Treatment of Other Angioedemas

        In addition to its approved commercial use, we are also developing DX-88 in other angioedema indications. One such angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce Angiotensin Converting Enzyme (ACE) and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks and these attacks represent approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati as they initiate an investigator sponsored study for drug-induced angioedema.

        Another angioedema indication in which DX-88 has the potential to be effective is known as acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders. We are currently working with Dr. Marco Cicardi, of the University of Milan, as he initiates a compassionate use program for DX-88 in this indication.

DX-88 for On-Pump Cardiac Surgery

        Industry publications report that there are an estimated one million procedures performed worldwide each year involving on-pump cardiac surgery. On-pump cardiac procedures, which are performed for patients who have narrowings or blockages of the coronary arteries, often involve use of a heart-lung machine commonly referred to as the "pump". In these procedures, the heart is stopped with medications, and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and to perform the bypass while the heart is stationary.

        The use of the pump during cardiac procedures elicits an adverse systemic inflammatory response. Many patients undergoing on-pump cardiac procedures experience significant intraoperative blood loss that requires transfusion. Plasma kallikrein has been implicated in the body's response to on-pump heart surgery as a major contributor to the significant blood loss seen in on-pump cardiac patients and to the pathologic inflammation that plays a role in the complications of on-pump cardiac procedures.

        In 2008, we entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. Under the terms of the license agreement, we received a $15 million upfront payment and an additional $2.5 million milestone payment in 2008. In addition, we are eligible to receive (i) up to $214 million in clinical, regulatory and sales-based milestone payments, and (ii) tiered royalties, ranging from the low teens to low twenties, based on sales of DX-88 by Cubist.

        Cubist has assumed responsibility for two studies of DX-88 (also known internally at Cubist as CB-500,929) within its licensed surgical indications. The first, known as CONSERVTM 1, was a dose ranging study evaluating 5, 25 and 75 milligram doses of DX-88 versus placebo in patients undergoing primary coronary artery bypass graft (CABG) surgery who are at a low risk of bleeding complications. The second trial, known as CONSERVTM 2, compared a single 75 milligram dose of DX-88 to tranexamic acid in patients at a higher risk of bleeding. In December 2009, enrollment in both CONSERV-1 and CONSERV-2 was closed after a statistically significant difference in mortality was observed by the Data Safety Monitoring Board between the DX-88 and control arms in CONSERV-2. No difference was observed in serious adverse events between the active and control arm in CONSERV-1 at the interim look. Cubist plans to conduct a full dataset review of safety and efficacy in the patients enrolled in both CONSERV-1 and CONSERV-2 and expects to be in a position to determine next steps for this program late in the second quarter of 2010.

DX-88 for Ophthalmic Indications

        We have entered into a license agreement with Fovea Pharmaceuticals SA, which was acquired by sanofi-aventis in 2009, for the development and commercialization of DX-88 for treatment of retinal diseases in the European Union. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which a Phase 1 trial was initiated in the third quarter of 2009. We retain all rights to commercialize DX-88 in this indication outside of the European Union. Under the license agreement, we do not receive milestone payments, but are entitled to receive tiered royalties, ranging from the high teens to mid twenties, based on sales of DX-88 by Fovea in the European Union. Conversely, if we elect to commercialize DX-88 in this indication outside of the European Union, Fovea will be entitled to receive royalties from us, ranging from the low to mid teens, based on our sales of DX-88 outside the European Union. The term of the agreement continues until the expiration of the licensed patents or, if later, the eleventh anniversary of the first commercial sale of DX-88 in an ophthalmic indication. The agreement may be terminated by Fovea on prior notice to us and by either party for cause.

Goals for DX-88 Development Programs

        Our goal for the ongoing development of DX-88 is to ensure that we and our various collaborators develop DX-88 in multiple indications and obtain marketing approval from the FDA and international regulatory agencies in such indications. Cash inflows from these programs, other than upfront and milestone payments, will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when cash inflows from these programs will commence, if ever.

OTHER DISCOVERY AND DEVELOPMENT PROGRAMS

Pipeline Programs

        Our phage display technology and expertise has allowed us to develop a pipeline of drug candidates in addition to DX-88. Of our existing pipeline candidates, the most advanced are DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications.

        Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with antiangiogenic therapies such as Avastin® and Nexavar®. In 2008, we entered into an agreement with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product, as well as a non-exclusive license to our proprietary antibody phage display technology. Under the terms of the DX-2240 license agreement, we received license fees and milestone payments of $23.2 million in 2008. In addition, we are eligible to receive (i) up to an aggregate of $233 million in additional license fees and milestone payments, which maximum aggregate payment assumes full development and commercial success of DX-2240, and (ii) tiered royalties, ranging from the mid-to-high single digits, based on sales of DX-2240 by sanofi-aventis. As exclusive licensee, sanofi-aventis will be responsible for the ongoing development and commercialization of DX-2240.

        Our DX-2400 antibody is a specific inhibitor of Matrix Metalloproteinase-14 (MMP-14), a protease expressed on tumor cells and tumor blood vessels. To date, small molecule approaches have failed to produce compounds that distinguish between closely related MMPs. In contrast, our technology has allowed us to identify a highly selective inhibitor of MMP-14 that does not inhibit other proteases that we have tested. In animal models, DX-2400 has been shown to significantly inhibit tumor progression and metastasis in a dose-dependent manner in breast, prostate and melanoma tumors. DX-2400 is currently in preclinical development within our development pipeline.

Co-Development Programs

        We collaborate with other biopharmaceutical companies to discover and jointly develop therapeutic leads. In our typical co-development collaborations, we use our phage display libraries to identify antibody, peptide and small protein compounds that bind to disease targets provided by our co-development collaborator. With our collaborator, we evaluate the leads that we generate during the research phase of our collaboration to determine if we wish to jointly develop and commercialize such leads as therapeutics. Our co-development collaborators currently include Athera Biotechnologies AB, Commonwealth Scientific and Industrial Research Organisation (CSIRO) and Syntonix Pharmaceuticals, Inc. a wholly owned subsidiary of Biogen Idec.

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

  •
  Library Licenses.  Under our library license program, we grant our licensees rights to use our proprietary phage display libraries in connection with their internal therapeutic development programs. We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets. The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term. Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. We have approximately 20 library licensees including Amgen, Aveo, Biogen Idec, Boehringer Ingelheim, CSL, ImClone Systems, Human Genome Sciences, Merck Serono, sanofi-aventis, Trubion, and Zymogenetics.

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

Cross-Licensed Technology

        The use of our antibody library involves technology that we have cross-licensed from other biotechnology companies, including Affimed Therapeutics AG, Affitech A/S, Biosite, Inc. (now owned by Inverness Medical Innovations), Cambridge Antibody Technology Limited or CAT (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly-owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ltd. Under the terms of our cross-license agreement with CAT, we are required to pay milestone and low single-digit royalty payments to CAT in connection with antibody products developed and commercialized by our licensees. These payments are passed through from our licensees. Under the agreement, we also granted CAT a worldwide license to use our antibody libraries to discover and develop antibody products. In consideration for this license, we will receive no milestone payments but are eligible to receive low single-digit royalty payments on antibody products developed by CAT or its licensees under the agreement. None of our other cross-license agreements contain financial obligations applicable to our LFRP licensees or collaborators.

LFRP Product Development

        Currently, 18 product candidates generated by our licensees or collaborators under the LFRP are in clinical trials, two of which are in Phase 3 clinical development, four are in Phase 2 clinical development and twelve are in Phase 1 clinical development. In addition, one product has received market approval from the FDA. Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development. We anticipate that we will receive milestones and royalties from our licensees and collaborators to the extent that these product candidates advance in development and are ultimately commercialized.

        We expect to continue to enter into licenses and collaborations that are designed to maximize the strategic value of our proprietary phage display technology. For example, in February 2009, we expanded our antibody funded research and library license agreement with Biogen Idec. Under the terms of the expanded agreement, we have guaranteed a minimum of ten additional product licenses to Biogen Idec. Additionally, we have granted Biogen Idec a non-exclusive license to our antibody libraries and we will conduct antibody discovery funded research over a three-year period. In exchange, we received a $5.0 million upfront fee, guaranteed research funding, and are eligible to receive $85 million in development and sales milestones, as well as low single-digit royalties based on sales for each antibody product commercialized by Biogen Idec using our technology.

Cowen Healthcare Financing

        In 2008, we entered into an agreement with Cowen Healthcare Royalty Partners (Cowen Healthcare) for a $50.0 million loan secured by our LFRP. This loan is the Tranche A loan. In March 2009, we amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million. We used $35.1 million from the proceeds of the Tranche A loan to pay off our remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty). The Tranche A and Tranche B loans (collectively, the Loan) have an outstanding balance at December 31, 2009 of $59.7 million.

        The Loan matures in August 2016. The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Loan may be prepaid without penalty, in whole or in part, beginning in August 2012. In connection with the Loan, we have entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated through our licensing of the intellectual property related to the LFRP. The security agreement does not apply to our internal drug development or to any of our co-development programs.

        Under the terms of the loan agreement, we are required to repay the Loan based on the annual net LFRP receipts. Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million. After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts. If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the

Loan. If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash. After five years, we must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively. In addition, under the terms of the Agreement, we are permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to amortize principal on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.

LFRP Strategy

        Recently, many large pharmaceutical companies have taken steps to acquire or exclusively license drug discovery technologies. As a result, discovery technologies with proven success such as phage display are becoming less accessible within the industry. We believe that this trend provides us with a more favorable position from which to leverage our technology and structure potential LFRP opportunities with greater strategic benefit. In evaluating future opportunities, we will consider the following criteria:

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

        Over the past several years, we have brought on-line high-throughput automated capacity, developed state-of-the-art antibody phage display libraries, and successfully implemented a strategy under which, as of today, we believe we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics, Affitech, Biosite, CAT, Domantis, Genentech and XOMA. As a result of these activities, we now have an industry-leading technology that allows us to identify fully human antibodies with high specificity and high affinity and to move product candidates rapidly into both in vitro testing and optimization.

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

        For KALBITOR as a treatment for HAE, our principal competitors include:

  •
  ViroPharma Inc.—In October 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. Cinryze was launched in December 2008. ViroPharma also submitted a supplemental Biologics License Application to the FDA for the use of Cinryze as a treatment for acute attacks of HAE, and on June 3, 2009, the FDA issued a complete response letter requesting that ViroPharma conduct an additional clinical study. In June 2009, FDA approved patient labeling for Cinryze to include self-administration for routine prophylaxis, once patients are properly trained by their healthcare provider.

  •
  CSL Behring—In October 2009, CSL Behring received FDA approval for its plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert was approved for treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert was launched in the US in January 2010. CSL Behring also completed Mutual Recognition Procedure in December 2008, allowing the sale of Berinert® P in more than 20 European countries. Berinert® P has been sold in a subset of European countries since 1985.

  •
  Jerini AG/Shire plc—Jerini AG received European Union market approval in July 2008 for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In April 2008, the FDA issued a Not Approvable letter for Firazyr. Firazyr has orphan drug designations from the FDA and in Europe. Jerini/Shire initiated a new Phase 3 United States trial in June 2009.

  •
  Pharming Group NV—Pharming filed for market approval from the European Medicines Agency (EMA) for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007 and March 2008, Pharming received negative opinions from the EMA. In September 2009, Pharming filed a new Marketing Authorization Application (MAA) with the EMA. In January 2010, the company reported that it has received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use and that at this stage, no major concerns have been raised. Pharming has also reported that a pre-BLA meeting with the FDA occurred in December 2009. Rhucin has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

        Other competitors for the treatment of HAE include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

        The principal competitors for DX-88 as a treatment for reducing blood loss in cardiac surgery procedures are manufacturers of aminocaproic acid. A number of other organizations, including Novo Nordisk A/S, Vanderbilt University and The Medicines Company, are developing other products for this indication.

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

        Our phage display technology is one of several technologies available to generate libraries of compounds that can be leveraged to discover new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex (a wholly-owned subsidiary of Bristol-Myers Squibb), Genmab A/S, and PDL Biopharma are leaders in these technologies. Further, other companies such as BioInvent International AB and XOMA Ltd. have access to phage display technology and compete with us by offering licenses and research services to pharmaceutical and biotechnology companies.

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

        Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications for basic phage display, known as the Ladner patents, include United States Patent Nos. 5,837,500, which expires June 29, 2010, 5,571,698, which expires June 29, 2010, 5,403,484, which expires April 4, 2012, 5,223,409, which expires June 29, 2010, 6,979,538, which expires June 29, 2010, 7,118,879, which expires June 29, 2010, 7,208,293, which expires June 29, 2010, and issued patents in Canada, Israel, and Japan, as well as pending patent applications in the United States and other countries. These basic phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

        With respect to specific aspects of our phage display libraries, patent rights claiming our currently licensed antibody phage display libraries and methods of making and using such libraries include issued patents in Australia and pending patent applications in the United States and other countries. These patent rights are expected to expire in 2021. Patent rights claiming our currently licensed peptide libraries include United States Patent No. 7,413,537, which expires November 29, 2012 and issued patents in Canada, Japan and Europe. We have filed suit in the United States District Court for the District of Columbia to obtain a patent term adjustment for United States Patent No. 7,413,537 based on an erroneous calculation of the patent's term by the United States Patent Office. This action, which is expected to be successful based on a recent ruling by the United States Court of Appeals for the Federal Circuit, could extend the patent's expiration date by 1,614 days to May 1, 2017.

        With respect to DX-88, our patent rights include United States Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, 6,333,402, which expires January 11, 2014, 7,064,107, which expires June 6, 2023, 7,153,829, which expires July 2, 2023, 7,166,576, which expires September 27, 2024, 7,235,530, which expires September 27, 2024, 7,276,480, which expires June 6, 2023 and European Patent No. 739355 which expires January 11, 2015, as well as issued patents in Australia, Canada and Japan, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for DX-88, and polynucleotide sequences encoding these peptides, as well as methods of using such peptides.

        For our other therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display.

        There are no legal challenges to our phage display patent rights or our other issued or pending patent rights in any major markets. However, we cannot assure that a challenge will not be brought in the future. We plan to protect our patent rights in a manner consistent with our product development and business strategies. If we bring legal action against an alleged infringer of any of our patents, we expect the alleged infringer to claim that our patent is invalid, not infringed, or not enforceable for one or more reasons, thus subjecting that patent to a judicial determination of infringement, validity and enforceability. In addition, in certain situations, an alleged infringer could seek a declaratory judgment of non-infringement, invalidity or unenforceability of one or more of our patents. We cannot be sure that we will have sufficient resources to enforce or defend our patents against any such challenges or that a challenge will not result in an adverse judgment against us or the loss of one or more of our patents. Uncertainties resulting from the initiation and continuation of any patent or related litigation, including those involving our patent rights, could have a material adverse effect on our ability to maintain and expand our licensing program and collaborations, and to compete in the marketplace.

        Our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in a proceeding in the European Patent Office. As a result, we are not able to prevent other parties from using certain aspects of our phage display technology in Europe.

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

        We are aware that other parties have patents and pending applications to various products and processes relating to phage display technology. Through licensing our phage display patent rights, we have secured a limited ability to practice under some of the third party patent rights relating to phage display technology. These rights are a result of our standard license agreement, which contains a covenant by the licensee that it will not sue us under the licensee's phage display improvement patents. In addition, we have sought and obtained affirmative rights of license or ownership under certain patent rights relating to phage display technology owned by other parties. For example, in addition to our amended license agreement with CAT, we have entered into licensing agreements with Affimed Therapeutics, Affitech, Biosite, Domantis and Genentech, Inc. under which we granted each of those companies rights to practice our phage display patents and in return received rights to practice under their phage display related patents. These types of agreements in which each party licenses technology to the other are referred to as cross-licensing agreements. We have also entered into a cross-licensing agreement with XOMA Ireland Limited under which we received a license to use XOMA's antibody expression technology to develop antibody products for ourselves and our collaborators. We also received a license from XOMA to produce antibodies. In exchange we agreed to pay XOMA a license fee and a royalty in connection with the sale of any of our antibody products. We also granted XOMA a license to our phage display patents and agreed to provide them with limited quantities of our antibody phage display libraries.

        Under the terms of our amended and restated license agreement with CAT, we were granted a worldwide license under their antibody phage display patents to discover and develop antibody products. In consideration for this license, CAT is eligible to receive milestone payments and low single-digit royalty payments in connection with antibody products developed and commercialized by us or our licensees under the agreement.

        Under the agreement, we also granted CAT a worldwide license to use our antibody libraries to discover and develop antibody products. In consideration for this license, we will receive no milestone payments but are eligible to receive a low single-digit royalty payments on antibody products developed by CAT or its licensees under the agreement.

GOVERNMENT REGULATION

        The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates, including KALBITOR, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. KALBITOR is regulated by the FDA as a biologic. Biologics require the submission of a Biologics License Application, or BLA, and approval by FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

        The steps required before a biologic may be approved for marketing in the United States generally include:

  •
  preclinical laboratory tests and animal tests;

  •
  submission to the FDA of an Investigational New Drug Application for human clinical testing, which must become effective before human clinical trials may commence;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

  •
  submission to the FDA of a BLA;

  •
  FDA pre-approval inspection of product manufacturers; and

  •
  FDA review and approval of BLA.

        Preclinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise.

        Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators. Each clinical study at each clinical site must be reviewed and approved by an independent institutional review board, prior to the recruitment of subjects.

        Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase 1 studies may be conducted in a limited number of patients, but are usually conducted in healthy volunteer subjects. The drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmaco-dynamics and pharmaco-kinetics.

        Phase 2 usually involves studies in a larger, but still limited patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible short-term adverse effects and safety risks.

        Phase 3 trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase 1, Phase 2 or Phase 3 testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If found complete, the FDA will "file" the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable. The FDA's established goals for the review of a BLA is six months for Priority applications and 10 months for Standard applications, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but an "action letter" that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices, or cGMP, compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA. Further post—marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

        The United States Congress and regulatory authorities, including the FDA, are considering whether an abbreviated approval process for so-called generic or "follow-on" biological products should be adopted. An abbreviated approval process is currently available under the Federal Food, Drug and Cosmetic Act for generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, but not for biological products approved under the Public Health Service Act through a BLA. Currently, an applicant for a generic version of a small molecule compound only has to reference in its application an approved product for which full clinical data demonstrating safety and effectiveness exist for the approved conditions of use; demonstrate that its product has the same active ingredients, dosage form, strength, route of administration and conditions of use and is absorbed in the body at the same rate and to the same extent as the referenced approved drug; include certifications to non-infringement of valid patents listed with the FDA for the referenced approved drug; and await the expiration of any non-patent exclusivity. Various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of biological products. It is unclear as to when, or if, any such proposals may be adopted but any such abbreviated approval process could have a material impact on our business as follow-on products may be significantly less costly to bring to market and may be priced significantly lower than our products would be.

        Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.

Orphan Drug Designation

        We have received orphan drug designation from the FDA for KALBITOR. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances.

Foreign Regulation

        In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

        For example, under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states.

Reimbursement

        Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States, and other third-party payers. These health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently KALBITOR may be subject to payer-driven restrictions.

        In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

        In furtherance of our efforts to facilitate access to KALBITOR in the United States, we have created the KALBITOR Access program, a treatment support service for patients with HAE and their healthcare providers. KALBITOR case managers provide education about HAE and KALBITOR and help facilitate solutions for reimbursement, coverage and treatment site coordination.

OUR BUSINESS STRATEGY

        Our strategic goal is to develop new biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. We intend to accomplish this goal through the following activities:

  •
  KALBITOR.  We will continue to focus our internal efforts on the commercialization of KALBITOR for treatment of acute attacks of HAE. We are commercializing KALBITOR on our own in the United States and intend to establish partnerships in other major markets.

  •
  DX-88 Franchise.  We plan to expand our development of DX-88 beyond HAE in other angioedema indications, including acquired and ACE inhibitor-induced angioedemas. In addition to the development in angioedema indications, ongoing development of DX-88 is being conducted by partners in other indications. We will continue to explore the therapeutic potential of DX-88 in other potential indications as well.

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

Employees

        As of February 1, 2010, we had 121 employees, including 21 with Ph.D.s and/or M.D.s. Approximately 54 of our employees are in research and development, and 67 in marketing, business development and administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

        We have incurred net losses since our inception in 1989, including net losses of $62.4 million, $66.5 million and $56.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $417.8 million. We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase.

        We have generated minimal revenue from product sales to date, and it is possible that we will never have significant product sales revenue. Currently, we generate most of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology. To become profitable, we, either alone or with our collaborators, must successfully develop, manufacture and market our current product candidates, including KALBITOR, and other products and continue to leverage our phage display technology to generate research funding and licensing revenue. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

We will need substantial additional capital in the future and may be unable to raise the capital that we will need to sustain our operations.

        We require significant capital to fund our operations to commercialize KALBITOR and to develop and commercialize other product candidates. Our future capital requirements will depend on many factors, including:

  •
  future sales levels of KALBITOR and other commercial products and the profitability of such sales, if any;

  •
  the timing and cost to develop, obtain regulatory approvals for and commercialize our pipeline products;

  •
  maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

  •
  the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing products;

  •
  our decision to manufacture, or have third parties manufacture, the materials used in KALBITOR and other pipeline products;

  •
  competing technological and market developments;

  •
  the progress of our drug discovery and development programs;

  •
  the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

  •
  the amount and timing of additional capital equipment purchases; and

  •
  the overall condition of the financial markets.

        We expect that existing cash, cash equivalents, and investments together with anticipated cash flow from existing product development, collaborations and license fees will be sufficient to support our current operations into 2011. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

        We may seek additional funding through collaborative arrangements, and public or private financings (including our existing equity line of credit), or other means. We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders and if we are unable to obtain funding on a timely basis, we may be required to curtail significantly our research, development or commercialization programs which could adversely affect our business prospects.

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

        Our revenues and operating results have fluctuated significantly on a quarter to quarter basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on:

  •
  the future sales of KALBITOR, if any, and related costs to commercialize the product;

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

We depend heavily on the success of our lead product, KALBITOR, which was approved in the United States for treatment of acute attacks of HAE in patients 16 years and older.

        Our ability to generate product sales will depend on commercial success of KALBITOR in the United States and whether physicians, patients and healthcare payers view KALBITOR as therapeutically effective relative to cost. We initiated the commercial launch of KALBITOR in the United States in February 2010.

        The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

  •
  the number of patients with HAE who are diagnosed with the disease and identified to us;

  •
  the number of patients with HAE that may be treated with KALBITOR;

  •
  HAE patient's ability to obtain and maintain sufficient coverage or reimbursement by third-party payers;

  •
  acceptance of KALBITOR in the medical community;

  •
  ability to effectively market and distribute KALBITOR in the United States;

  •
  the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

  •
  establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers.

        If we are unable to develop sales of KALBITOR in the United States and commercialize KALBITOR in additional countries or if we are significantly delayed or limited in doing so, our business prospects would be adversely affected.

Because the target patient population of KALBITOR for treatment of HAE is small and has not been definitively determined, we must be able to successfully identify HAE patients and achieve a significant market share in order to achieve or maintain profitability.

        The prevalence of HAE patients which has been estimated at approximately 1 in 10,000 to 1 in 50,000 people around the world, has not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying HAE patients and the number of HAE patients in the United States may turn out to be lower than expected or may not otherwise utilize treatment with KALBITOR, all of which would adversely affect our results of operations and business prospects.

If HAE patients are unable to obtain and maintain reimbursement for KALBITOR from government health administration authorities, private health insurers and other organizations, KALBITOR may be too costly for regular use and our ability to generate product sales would be harmed.

        We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount. KALBITOR is significantly more expensive than traditional drug treatments and most patients require some form of third party insurance coverage in order to afford its cost. Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or country specific governmental organizations, to defray the cost of KALBITOR. If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or determine to provide a lower level of coverage and reimbursement than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

        In addition to potential restrictions on insurance coverage, the amount of reimbursement for KALBITOR may also reduce our ability to profitably commercialize KALBITOR. In the United States and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.

        It is possible that we will never have significant KALBITOR sales revenue in order to achieve or sustain future profitability.

We may not be able to gain or maintain market acceptance among the medical community or patients for KALBITOR which would prevent us from achieving or maintaining profitability in the future.

        We cannot be certain that KALBITOR will gain or maintain market acceptance among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for KALBITOR in the United States, such approval does not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that KALBITOR is safe and therapeutically effective relative to cost. Medical doctors' willingness to prescribe, and patients' willingness to accept, KALBITOR depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of KALBITOR, publicity concerning our products or competing products, HAE patient's ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments. If KALBITOR fails to achieve market acceptance, we may not be able to market and sell it successfully, which would limit our ability to generate revenue and adversely affect our results of operations and business prospects.

If we fail to comply with continuing regulations, we could lose our approvals to market KALBITOR, and our business would be adversely affected.

        We cannot guarantee that we will be able to maintain our regulatory approval for KALBITOR in the United States. We and our future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other countries. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, adverse event reporting requirements, and export of biologics.

        As a condition of approval for marketing KALBITOR, the FDA or governmental authorities in other countries may require us to conduct additional clinical trials. For example, in connection with the approval of KALBITOR in the United States, we have agreed to initiate a Phase 4 clinical study to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. The FDA can propose to withdraw approval if new clinical data or information shows that KALBITOR is not safe for use or determines that such study is inadequate. We are required to report any serious and unexpected adverse experiences and certain quality problems with KALBITOR to the FDA and other health agencies. We, the FDA or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with KALBITOR, or its manufacturer may result in restrictions on KALBITOR, and the manufacturer or manufacturing facility, including withdrawal of KALBITOR from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed.

        Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities. Any third party we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities. Although we have established a corporate compliance program, we cannot guarantee that we are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

  •
  administrative and judicial sanctions, including warning letters;

  •
  fines and other civil penalties;

  •
  withdrawal of a previously granted approval;

  •
  interruption of production;

  •
  operating restrictions;

  •
  product recall or seizure; injunctions; and

  •
  criminal prosecution.

        The discovery of previously unknown problems with a product, including KALBITOR, or the facility used to produce the product could result in a regulatory authority imposing restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of KALBITOR from the market.

        If we do not maintain our regulatory approval for KALBITOR in the United States, our results of operations and business prospects will be materially harmed.

If the use of KALBITOR harms people, or is perceived to harm patients even when such harm is unrelated to KALBITOR, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

        The testing, manufacturing, marketing and sale of drugs for use in humans exposes us to product liability risks. Side effects and other problems from using KALBITOR could (1) lessen the frequency with which physicians decide to prescribe KALBITOR, (2) encourage physicians to stop prescribing KALBITOR to their patients who previously had been prescribed KALBITOR, (3) cause serious adverse events and give rise to product liability claims against us, and (4) result in our need to withdraw or recall KALBITOR from the marketplace. Some of these risks are unknown at this time.

        We have tested KALBITOR in only a small number of patients. As more patients begin to use KALBITOR, new risks and side effects may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Previously unknown risks and adverse effects of KALBITOR may also be discovered in connection with unapproved, or off-label, uses of KALBITOR. We do not promote, or in any way support or encourage the promotion of KALBITOR for off-label uses in violation of relevant law, but physicians are permitted to use products for off-label uses. In addition, we expect to study DX-88 in diseases other than HAE in controlled clinical settings, and expect independent investigators to do so as well. In the event of any new risks or adverse effects discovered as new patients are treated for HAE, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of KALBITOR, reformulate KALBITOR or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in the potential sales of KALBITOR, experience harm to our reputation and the reputation of KALBITOR in the marketplace or become subject to government investigations or lawsuits, including class actions. Any of these results could decrease or prevent any sales of KALBITOR or substantially increase the costs and expenses of commercializing and marketing KALBITOR.

        We may be sued by people who use KALBITOR, whether as a prescribed therapy, during a clinical trial, during an investigator initiated study, or otherwise. Any informed consents or waivers obtained from people who enroll in our trials or use KALBITOR may not protect us from liability or litigation. Our product liability insurance may not cover all potential types of liabilities or may not cover certain liabilities completely. Moreover, we may not be able to maintain our insurance on acceptable terms. In addition, negative publicity relating to the use of KALBITOR or a product candidate, or to a product liability claim, may make it more difficult, or impossible, for us to market and sell KALBITOR. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

        During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to KALBITOR. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market KALBITOR, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to KALBITOR, the investigation into the circumstance may be time consuming or may be inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals KALBITOR receives or maintains.

Although we obtained regulatory approval of KALBITOR for treatment of acute attacks of HAE in patients 16 years and older in the United States, we may be unable to obtain regulatory approval for KALBITOR in any other territory.

        Governments in countries outside the United States also regulate drugs distributed in such countries and facilities in such countries where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products. We may not receive regulatory approval for KALBITOR in countries other than the United States on a timely basis, if ever. Even if approval is granted in any such country, the approval may require limitations on the indicated uses for which the drug may be marketed. Failure to obtain regulatory approval for KALBITOR in territories outside the United States could have a material adverse affect on our business prospects.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize KALBITOR.

        We are marketing and selling KALBITOR ourselves in the United States, and have only limited experience with marketing, sales or distribution of drug products. If we are unable to adequately establish the capabilities to sell, market and distribute KALBITOR, either ourself or by entering into agreements with others, or to maintain such capabilities, we will not be able to successfully sell KALBITOR. In that event, we will not be able to generate significant product sales. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

        In the United States, we sell KALBITOR to ABSG which provides an exclusive distribution network for KALBITOR, including a call center to support its commercialization. ABSG in turn sells KALBITOR to health-care providers and hospitals. ABSG does not set or determine demand for KALBITOR. We expect our exclusive distribution arrangement with ABSG to continue for the foreseeable future. Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through ABSG. It is possible that ABSG could change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR. Although we have contractual remedies to mitigate these risks for the three-year term of the contract with ABSG and we also believe we can find alternative distributors on a relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor. A significant reduction in product sales to ABSG, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

        We have hired sales and marketing professionals for the commercialization of KALBITOR throughout the United States. Even with these sales and marketing personnel, we may not have the necessary size and experience of the sales and marketing force and the appropriate distribution capabilities necessary to successfully market and sell KALBITOR. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of KALBITOR. We cannot guarantee that we will be successful in commercializing KALBITOR and a failure to do so would adversely affect our business prospects.

If we market KALBITOR in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

        In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

        Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or "off-label" uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.

        Although physicians are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market KALBITOR for acute attacks of HAE in patients 16 years and older and provide promotional materials and training programs to physicians regarding the use of KALBITOR for this indication. Although we believe our marketing, promotional materials and training programs for physicians do not constitute off-label promotion of KALBITOR, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities constitute off-label promotion of KALBITOR, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

        The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors and because government scrutiny in this area is high, it is possible that some of our business activities could come under that scrutiny.

        In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, although we have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code) and the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

The FDA is requiring us to implement a Risk Evaluation and Mitigation Strategy (REMS) for KALBITOR. Additionally, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR or other future products or take other potentially limiting or costly actions if we or others identify side effects after the product is on the market.

        The FDA is requiring that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis. The REMS consists of a Medication Guide and a communication plan to healthcare providers.

        Regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals. For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR, if we or others identify side effects after KALBITOR is on the market. Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies and we intend to rely on third parties to produce commercial supplies of KALBITOR and any future approved product candidates. Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to develop, obtain regulatory approval for or commercialize our product candidates.

        We have relied upon a small number of third-party manufacturers for the manufacture of our product candidates for preclinical and clinical testing purposes and intend to continue to do so in the future. As a result, we depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates in a timely and effective manner and in accordance with government regulations. If these third party arrangements are not successful, it will adversely affect our ability to develop, obtain regulatory approval for or commercialize our product candidates.

        We have identified only a few facilities that are capable of producing material for preclinical and clinical studies and we cannot assure you that they will be able to supply sufficient clinical materials during the clinical development of our biopharmaceutical candidates. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

        In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers.

We are dependent on a single contract manufacturer to produce drug substance for DX-88, which may adversely affect our ability to commercialize KALBITOR and other potential DX-88 products.

        We currently rely on Avecia Biologics Limited (Avecia), which was recently acquired by Merck & Co., Inc. (Avecia), to produce the bulk drug substance used in the manufacture of KALBITOR and other potential DX-88 products. Our business, therefore, faces risks of difficulties with, and interruptions in, performance by Avecia, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential DX-88 products in the future. The failure of Avecia to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential DX-88 products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. If the operations of Avecia are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

        In addition, failure to comply with applicable good manufacturing practices and other governmental regulations and standards could be the basis for action by the FDA or corresponding foreign agency to withdraw approval for KALBITOR or any other product previously granted to us and for other regulatory action, including recall or seizure, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.

        We do not currently have a long-term supply commercial supply agreement with Avecia for the production of DX-88 drug substance. We are working to establish a long-term supply contract with Avecia or an alternative contract manufacturer. However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all. We believe that our current supply of the DX-88 drug substance used to manufacture KALBITOR will be sufficient to meet market demand for KALBITOR well into 2011, but these estimates are subject to changes in market conditions and other factors beyond our control. If we are unable to execute a long-term supply agreement or otherwise secure a dependable source for drug substance before our current inventory of DX-88 drug substance is exhausted, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential DX-88 products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

        Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. There is no guarantee that we will be able to resolve such issues, either quickly, or at all. In addition, our or our collaborators' failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

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

        We and our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA, as well as foreign countries, such as the EMEA in European countries, Canada and Australia. Currently, we are required in the United States and in foreign countries to obtain approval from those countries' regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other United States and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing and delay or withhold registration and marketing approval of our product candidates.

        Obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years, and if obtained is costly to maintain. With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the United States Government Accountability Office (GAO), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed.

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

Product liability and other claims arising in connection with the testing our product candidates in human clinical trials may reduce demand for our products or result in substantial damages.

        We face an inherent risk of product liability exposure related to KALBITOR and the testing our product candidates in human clinical trials.

        An individual may bring a product liability claim against us if KALBITOR or one of our product candidates causes, or merely appears to have caused, an injury. Moreover, in some of our clinical trials, we test our product candidates in indications where the onset of certain symptoms or "attacks" could be fatal. Although the protocols for these trials include emergency treatments in the event a patient appears to be suffering a potentially fatal incident, patient deaths may nonetheless occur. As a result, we may face additional liability if we are found or alleged to be responsible for any such deaths.

        These types of product liability claims may result in:

  •
  decreased demand for KALBITOR and other product candidates;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial volunteers;

  •
  related litigation costs; and

  •
  substantial monetary awards to plaintiffs.

        Although we currently maintain product liability insurance, we may not have sufficient insurance coverage, and we may not be able to obtain sufficient coverage at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products that we or our collaborators develop, including KALBITOR. If we are successfully sued for any injury caused by our products or processes, then our liability could exceed our product liability insurance coverage and our total assets.

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

        For KALBITOR as a treatment for HAE, our principal competitors include:

  •
  ViroPharma Inc.—In October 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. Cinryze was launched in December 2008. ViroPharma also submitted a supplemental Biologics License Application to the FDA for the use of Cinryze as a treatment for acute attacks of HAE, and on June 3, 2009, the FDA issued a complete response letter requesting that ViroPharma conduct an additional clinical study. In June 2009, FDA approved patient labeling for Cinryze to include self-administration for routine prophylaxis, once patients are properly trained by their healthcare provider.

  •
  CSL Behring—In October 2009, CSL Behring received FDA approval for its plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert was approved for treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert was launched in the US in January 2010. CSL Behring also completed Mutual Recognition Procedure in December 2008, allowing the sale of Berinert® P in more than 20 European countries. Berinert® P has been sold in a subset of European countries since 1985.

  •
  Jerini AG/Shire plc—Jerini AG received European Union market approval in July 2008 for its bradykinin receptor antagonist, known as Firazyr®, which is delivered by subcutaneous injection. In April 2008, the FDA issued a Not Approvable letter for Firazyr. Firazyr has orphan drug designations from the FDA and in Europe. Jerini/Shire initiated a new Phase 3 United States trial in June 2009.

  •
  Pharming Group NV—Pharming filed for market approval from the EMA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously. In December 2007 and March 2008, Pharming received negative opinions from the EMA. In September 2009, Pharming filed a new MAA with the EMA. In January 2010, the company reported that it has received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use and that at this stage, no major concerns have been raised. Pharming has also reported that a pre-BLA meeting with the FDA occurred in December 2009. Rhucin has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

        Other competitors include companies that market or are developing corticosteroid drugs or other anti-inflammatory compounds.

        The principal competitors for DX-88 as a treatment for reducing blood loss in cardiac surgery procedures, are manufacturers of aminocaproic acid, a drug used in this indication. A number of other organizations, including Novo Nordisk A/S, Pfizer Inc., Vanderbilt University and The Medicines Company, are developing other products for this indication.

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

        Our phage display technology is one of several technologies available to generate libraries of compounds that can be leveraged to discover new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex (a wholly-owned subsidiary of Bristol-Myers Squibb), Genmab A/S, and PDL Biopharma are leaders in these technologies. Further, other companies such as BioInvent International AB and XOMA Ltd. have access to phage display technology and compete with us by offering licenses and research services to pharmaceutical and biotechnology companies.

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

        Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated (now owned by Inverness Medical Innovations), CAT, Domantis Limited (a wholly-owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ireland Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from other third parties. In order for us to commercialize a process or product, we may need to license the patent or other rights of other parties. If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products. If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties, which would adversely affect us. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products and could require us to pay substantial monetary damages.

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

        In patent offices outside the United States, we may be forced to respond to third party challenges to our patents. For example, our first phage display patent in Europe, European Patent No. 436,597, known as the 597 Patent, was ultimately revoked in 2002 in proceedings in the European Patent Office. We are not able to prevent other parties from using certain aspects of our phage display technology in Europe.

        The issues relating to the validity, enforceability and possible infringement of our patents present complex factual and legal issues that we periodically reevaluate. Third parties have patent rights related to phage display, particularly in the area of antibodies. While we have gained access to key patents in the antibody area through our cross-licensing agreements with Affimed, Affitech, Biosite, Domantis, Genentech, XOMA and CAT, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product. In addition, we may choose to license patent rights from third parties. While we believe that we will be able to obtain any needed licenses, we cannot assure you that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all. If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses. If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products. Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights, it could have a material adverse effect on our business.

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

        We have a loan with Cowen Healthcare which has an aggregate principal balance of $59.7 million at December 31, 2009. The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016. In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP. We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2012. In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

  •
  the failure to exploit acquired technologies effectively or integrate successfully the acquired businesses;

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

        The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through February 20, 2010, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease space at 300 Technology Square in Cambridge, Massachusetts. This building serves as our corporate headquarters and research facility. In August 2009, we amended our lease to reduce our occupancy from approximately 91,000 square feet to 67,000 square feet. Of the 67,000 square feet that we currently lease, we sublease approximately 24,000 square feet to two tenants under separate sublease agreements, each of which will expire on October 31, 2011. Our lease will expire on February 29, 2012, although we have the option to extend our lease for two additional five-year terms. We had previously provided the lessor with a Letter of Credit and under the terms of the lease, as amended, the Letter of Credit balance was reduced to approximately $2.0 million in January 2010.

        Through our subsidiary, Dyax S.A., we had leased 10,000 square feet of laboratory and office space in Liege, Belgium. In connection with the closure of our Liege-based research facility during 2008, this facility was vacated and the lease was terminated in June 2009.

ITEM 3.    LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2009, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on The NASDAQ Global Market under the symbol DYAX. As of February 19, 2010, there were 78,125,483 shares of our common stock outstanding, which were held by approximately 172 common stockholders of record.

        The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$3.84	$1.80
Second Quarter	$2.57	$1.55
Third Quarter	$4.39	$2.13
Fourth Quarter	$4.69	$2.97

	High	Low
Fiscal year ended December 31, 2008
First Quarter	$4.93	$3.15
Second Quarter	$5.18	$3.05
Third Quarter	$5.35	$2.80
Fourth Quarter	$4.53	$1.94

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

        We provide equity compensation plan information in Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters". We are incorporating that information into this section by this reference.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 have been prepared from our audited financial statements included in this Form 10-K. The selected consolidated financial data at December 31, 2007, 2006 and 2005, and for the years ended December 31, 2006 and 2005 have been prepared from our audited financial statements not included in this Annual Report on Form 10-K.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Product development and license fee revenues	$21,643	$43,429	$26,096	$12,776	$19,859
Net research and development	46,587	68,077	57,010	37,537	26,688
Marketing, general and administrative expenses	25,843	22,663	15,740	14,658	12,784
Equity loss in joint venture (Dyax-Genzyme LLC)	—	—	3,831	10,352	11,952
Restructuring costs	2,331	4,631	—	—	—
Impairment of fixed assets	955	352	—	—	—

Total operating expenses	75,716	95,723	76,581	62,547	51,424

Loss from operations	(54,073)	(52,294)	(50,485)	(49,771)	(31,565)
Other (expense) income, net	(8,346)	(5,910)	(5,824)	(552)	621
Loss on extinguishment of debt	—	(8,264)	—	—	—

Net loss	$(62,419)	$(66,468)	$(56,309)	$(50,323)	$(30,944)

Basic and diluted net loss per share	$(0.90)	$(1.08)	$(1.06)	$(1.18)	$(0.87)

Shares used in computing basic and diluted net loss per share	69,151,841	61,626,095	53,072,993	42,532,466	35,455,782

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,386	$27,668	$29,356	$11,295	$8,640
Short-term investments	23,009	30,792	34,055	47,169	42,024
Long-term investments	—	—	—	1,992	—
Working capital	34,126	40,736	53,115	46,369	41,756
Total assets	64,801	75,075	83,615	88,173	75,917
Long-term obligations, less current portion	58,749	48,499	30,016	40,210	9,819
Accumulated deficit	(417,819)	(355,400)	(288,932)	(232,623)	(182,300)
Total stockholders' equity (deficit)	(38,602)	(20,044)	29,496	23,461	40,938

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. Our lead product DX-88 has recently been approved under the brand name KALBITOR (ecallantide) by the FDA for treatment of acute attacks of HAE in patients 16 years of age and older. We currently commercialize KALBITOR on our own in the United States and intend to seek approval and commercialize KALBITOR through partners for HAE and other angioedema indications in markets outside of the United States.

        In addition to its approved commercial use for HAE in the United States, we are also developing DX-88 through collaborations in other indications. These include use of DX-88 for the reduction of blood loss during surgery in collaboration with Cubist, and for treatment of retinal diseases in collaboration with Fovea, which was acquired by sanofi-aventis in 2009. We are also exploring use of DX-88 for treatment of ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; and acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders.

        Beyond DX-88, we have also developed a pipeline of promising drug candidates using our proprietary drug discovery technology, known as phage display. We use phage display to identify antibody, small protein and peptide compounds with potential for clinical development. This pipeline includes DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications. In 2008, we entered into an exclusive license agreement under which sanofi-aventis will be responsible for the continued development of DX-2240. DX-2400 is currently in preclinical development within our internal development pipeline.

        Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our LFRP, we have more than 70 ongoing license agreements. To date our licensees have advanced 19 product candidates into clinical trials including one product that has received market approval from the FDA.

        We incurred a net loss in 2009 and expect to continue to incur significant operating losses over the next few years. We have generated minimal revenue from product sales to date, and it is possible that we will never have significant product sales revenue. Currently, we generate most of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology. To become profitable, we, either alone or with our collaborators, must successfully market and sell KALBITOR and develop, manufacture and market our other product candidates, including DX-88 for indications besides HAE, and continue to leverage our phage display technology to generate research funding and licensing revenue. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

Clinical Development Programs

KALBITOR AND THE DX-88 FRANCHISE

        DX-88 is a compound that we developed using our phage display technology, which we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases, including HAE.

        HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway. HAE is caused by low or dysfunctional levels of C1-INH, a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood. It is estimated that HAE affects between 1 in 10,000 to 1 in 50,000 people around the world. Despite the fact that 85% of patients experience symptoms before age 20, 68% of patients are not diagnosed until after age 20, which makes it difficult to accurately determine the size of the HAE patient population. HAE patient association registries estimate there is an immediately addressable target population of approximately 6,500 patients in the United States.

KALBITOR

        In December 2009, DX-88 was approved by the FDA under the brand name KALBITOR (ecallantide) for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by Dyax, is the first subcutaneous HAE treatment approved in the United States.

        As part of product approval, we have established a REMS program to communicate the risk of anaphylaxis and the importance of distinguishing between hypersensitivity reaction and HAE attack symptoms. To communicate these risks, the REMS requires a Medication Guide be dispensed with each dose of KALBITOR and a "Dear Healthcare Professional" letter be provided to doctors identified as likely to prescribe KALBITOR and treat HAE patients. KALBITOR should only be administered by a healthcare professional with appropriate medical support to manage anaphylaxis and HAE.

        We have also initiated a Phase 4 observational study to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. The study is designed to identify predictive risk factors and develop effective screening tools to mitigate the risk of hypersensitivity and anaphylaxis. This 4-year study was initiated in February 2010.

DX-88 FRANCHISE

DX-88 for treatment of Other Angioedemas

        In addition to its approved commercial use, we are also developing DX-88 in other angioedema indications. Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati as they initiate an investigator sponsored study for drug-induced angioedema.

        Acquired angioedema is a condition associated with B-cell lymphoma and autoimmune disorders. We are currently working with Dr. Marco Cicardi, of the University of Milan, as he initiates a compassionate use program for DX-88 in this indication.

DX-88 for On-Pump Cardiac Surgery

        Industry publications report that there are an estimated one million procedures performed worldwide each year involving on-pump cardiac surgery. On-pump cardiac procedures, which are performed for patients who have narrowings or blockages of the coronary arteries, often involve use of a heart-lung machine commonly referred to as the "pump". In these procedures, the heart is stopped with medications, and the pump does the work of the heart and lungs during surgery. This allows the surgeon to position the heart as needed, to accurately identify the arteries and to perform the bypass while the heart is stationary.

        The use of the pump during cardiac procedures elicits an adverse systemic inflammatory response. Many patients undergoing on-pump cardiac procedures experience significant intraoperative blood loss that requires transfusion. Plasma kallikrein has been implicated in the body's response to on-pump heart surgery as a major contributor to the significant blood loss seen in on-pump cardiac patients and to the pathologic inflammation that plays a role in the complications of on-pump cardiac procedures.

        In 2008, we entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. Under the terms of the license agreement, we received a $15 million upfront payment and an additional $2.5 million milestone payment in 2008. In addition, we are eligible to receive (i) up to $214 million in clinical, regulatory and sales-based milestone payments, and (ii) tiered royalties, ranging from the low teens to low twenties, based on sales of DX-88 by Cubist.

        Cubist has assumed responsibility for two studies of DX-88 (also known internally at Cubist as CB-500,929) within its licensed surgical indications. The first, known as CONSERV-1, was a dose ranging study evaluating 5, 25 and 75 milligram doses of DX-88 versus placebo in patients undergoing primary CABG surgery who are at a low risk of bleeding complications. The second trial, known as CONSERV-2, compared a single 75 milligram dose of DX-88 to tranexamic acid in patients at a higher risk of bleeding. In December 2009, enrollment in both CONSERV-1 and CONSERV-2 was closed after a statistically significant difference in mortality was observed by the Data Safety Monitoring Board between the DX-88 and control arms in CONSERV-2. No difference was observed in serious adverse events between the active and control arm in CONSERV-1 at the interim look. Cubist plans to conduct a full dataset review of safety and efficacy in the patients enrolled in both CONSERV-1 and CONSERV-2 and expects to be in a position to determine next steps for this program late in the second quarter of 2010.

        During 2008, research and development expenses for this program totaled $3.9 million and we billed Cubist $1.7 million for reimbursement of services related to these expenses incurred in 2008. There were no costs incurred by us in 2009 and no future expenditures are expected to be incurred by us for this program.

DX-88 for Ophthalmic Indications

        We have entered into a license agreement with Fovea Pharmaceuticals SA, which was acquired by sanofi-aventis in 2009, for the development of DX-88 for treatment of retinal diseases in the European Union. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which a Phase 1 trial was initiated in the third quarter of 2009. We retain all rights to commercialize DX-88 in this indication outside of the European Union. Under the license agreement, we do not receive milestone payments, but are entitled to receive tiered royalties, ranging from the high teens to mid twenties, based on sales of DX-88 by Fovea in the European Union. Conversely, if we elect to commercialize DX-88 in this indication outside of the European Union, Fovea will be entitled to receive royalties from us, ranging from the low to mid teens, based on sales of DX-88 outside the European Union.

Goals for Clinical Development Programs

        Our goal for the ongoing development of DX-88 is to ensure that we and our various collaborators develop DX-88 in multiple indications and obtain marketing approval from the FDA and international regulatory agencies in such indications. Cash inflows from these programs, other than upfront and milestone payments from our collaborations will not commence until after marketing approvals are obtained, and then only if the product candidate finds acceptance in the marketplace as a treatment for its disease indication. Because of the many risks and uncertainties related to the completion of clinical trials, receipt of marketing approvals and acceptance in the marketplace, we cannot predict when cash inflows from these programs will commence, if ever.

Other Discovery and Development Programs

        Our phage display technology and expertise has allowed us to develop a pipeline of drug candidates in addition to DX-88. Of our existing pipeline candidates, the most advanced are DX-2240 and DX-2400, two fully human monoclonal antibodies with therapeutic potential in oncology indications.

        Our DX-2240 antibody has a novel mechanism of action that targets the Tie-1 receptor on tumor blood vessels. In preclinical animal models, DX-2240 has demonstrated activity against a broad range of solid tumor types. Data also indicates increased activity when combined with antiangiogenic therapies such as Avastin® and Nexavar®. In February 2008, we entered into agreements with sanofi-aventis, under which we granted sanofi-aventis exclusive worldwide rights to develop and commercialize DX-2240 as a therapeutic product, as well as a non-exclusive license to our proprietary antibody phage display technology. Under the terms of the DX-2240 license agreement, we received license fees and milestone payments of $23.2 million in 2008. In addition, we are eligible to receive (i) up to an aggregate of $233 million in additional license fees and milestone payments, which maximum aggregate payment assumes full development and commercial success of DX-2240, and (ii) tiered royalties, ranging from the mid-to-high single digits, based on sales of DX-2240 by sanofi-aventis. As exclusive licensee, sanofi-aventis will be responsible for the ongoing development and commercialization of DX-2240.

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

Results of Operations

        Revenues.    Substantially all our revenue has come from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from year to year due to the timing of the clinical activities of our collaborators and licensees. Our lead product DX-88 has recently been approved under the brand name KALBITOR by the FDA for treatment of acute attacks of HAE in patients 16 years of age and older. KALBITOR became commercially available in February 2010 and product sales are expected to commence during the first quarter of 2010.

        Total revenue for 2009 was $21.6 million, compared with $43.4 million in 2008 and $26.1 million in 2007. The decrease in revenue from 2008 to 2009 is primarily due to revenue recognized in 2008 of $23.2 million associated with our sanofi-aventis license agreement. Under this exclusive worldwide license, sanofi-aventis received rights for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product. There was no revenue recognized associated with this license in 2009. The 2009 decrease is partially offset by an increase of $1.1 million in revenue from our license agreement with Cubist, as well as an increase in patent and library license revenue, including milestones and royalties.

        The increase of $17.3 million in revenue from 2007 to 2008 reflects revenue of $23.2 million associated with our agreement with sanofi-aventis, $3.2 million from our agreement with Cubist, and an increase in patent and library license fees, primarily due to new agreements and milestones in 2008. These increases were partially offset by $15.0 million recognized in 2007 from a fully paid-up license agreement with Morphosys.

        Research and Development.    Our research and development expenses are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
KALBITOR costs included within research and development expenses	$17,429	$31,229	$25,858
DX-88 drug substance manufacturing costs	8,599	2,838	7,339
Other research and development expenses	20,559	34,010	30,813

Research and development expenses	46,587	68,077	64,010
Less research and development expenses reimbursed by former joint venture (Dyax-Genzyme LLC)	—	—	(7,000)

Net research and development expenses	46,587	68,077	57,010
Equity loss in former joint venture (Dyax-Genzyme LLC) separately classified within the consolidated statements of operations and comprehensive loss	—	—	3,831

Research and development expenses adjusted to include equity loss in former joint venture	$46,587	$68,077	$60,841

        Our research and development expenses arise primarily from compensation and related costs for personnel dedicated to research and development activities and for the fees paid and costs reimbursed to outside parties to conduct research, clinical trials and to manufacture drug material prior to FDA approval. While expenses we incur on the KALBITOR program for HAE are included in our research and development expenses, expenses through February 20, 2007 were reimbursed by the Dyax-Genzyme LLC joint venture and excluded from net research and development expenses. When we jointly funded the losses of that program with Genzyme, our equity loss in joint venture represented our share of all expenses for the development of KALBITOR through February 20, 2007 by Dyax-Genzyme LLC. Subsequent to the termination of the joint venture on February 20, 2007, there has been no reimbursement from Genzyme nor any equity loss in the joint venture. Our research and development expenses fluctuate year to year as they are dependent on the timing, size and scope of our development programs.

        Included in research and development costs are $26.0 million and $34.1 million in 2009 and 2008, respectively, for costs associated with KALBITOR and DX-88 inventory. The decrease in KALBITOR related development costs from 2008 to 2009 is primarily attributable to $7.4 million of decreased clinical costs for our EDEMA4 Phase 3 trial which was completed in 2008, as well as lower personnel expenses as a result of the workforce reduction in March 2009. These decreases were partially offset by a $5.8 million increase in costs to manufacture KALBITOR drug substance during 2009.

        Other research and development expenses decreased by approximately $13.5 million in 2009, primarily related to cost savings of approximately $7.7 million as a result of the workforce reduction in March 2009, and $2.0 million from the closure of our Liege, Belgium research facility in the second quarter of 2008. License expense and other external research and development costs also decreased during the 2009.

        Costs associated with KALBITOR increased from 2007 to 2008 primarily due to increased clinical costs for our EDEMA4 Phase 3 trial, as well as an increase in personnel expenses required to support the advancement of the HAE program, and were partially offset by a $4.5 million decrease in manufacturing costs related to the process validation campaign completed in 2007.

        Other research and development expenses increased by approximately $3.2 million from 2007 to 2008, excluding reimbursements by the joint venture and equity loss in joint venture. This increase was net of a $2.9 million decrease associated with the closure of our Liege operations in 2008. Third-party license fees associated with the LFRP and other licensing increased $4.5 million in 2008. Other development costs for preclinical candidates increased approximately $1.0 million in 2008 primarily due to an increase in personnel expenses.

        Marketing, General and Administrative.    Our general and administrative expenses consist primarily of the costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research and promotion activities and the reporting requirements of a public company. General and administrative expenses were $25.8 million in 2009 compared to $22.7 million in 2008 and $15.7 million in 2007. The higher general and administrative costs in 2009 were primarily due to an increase in infrastructure to support plans for commercialization of KALBITOR, which include the expansion of the sales and marketing department as well as other external marketing activities, and a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options in 2009. The increase from 2007 to 2008 was also primarily due to increased infrastructure to support plans for commercialization of KALBITOR.

        Restructuring and Impairment.    In March 2009, we implemented a workforce reduction to focus necessary resources on the commercialization of DX-88 and to support our long-term financial success. As a result, during the first quarter of 2009, we recorded one-time restructuring charges related to the workforce reduction of approximately $1.9 million.

        As a result of the decrease in necessary facility space following the workforce reduction in March 2009, we amended our facility lease during the third quarter of 2009 to reduce our leased space. As a result, a one-time charge of approximately $1.4 million was recorded of which, approximately $955,000 was recorded as a result of the write-down of leasehold improvements.

        In 2008, we incurred restructuring fees of $4.6 million and recorded an impairment charge related to fixed assets of $352,000 in connection with the closing of our Liege research facility.

        Loss on Extinguishment of Debt.    In 2008, we incurred a one-time loss on extinguishment of debt of $8.3 million related to fully paying off our debt with Paul Royalty.

        Interest Expense.    Interest expense was $10.1 million in 2009 compared to $7.8 million in 2008 and $9.1 million in 2007. The 2009 increase is primarily due to interest on the $15.0 million Tranche B loan from Cowen Healthcare which was received in March 2009. The decrease in 2008 compared to 2007 is primarily due to replacing our loan with Paul Royalty in August 2008 with a lower interest loan from Cowen Healthcare. Interest on the Paul Royalty agreement was calculated using the effective interest method based on our expected future payments to Paul Royalty. See Notes to Consolidated Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data" for additional information regarding these agreements.

        Interest and Other Income.    Interest income was $248,000, $1.5 million and $3.3 million in 2009, 2008 and 2007, respectively. The decrease from 2008 to 2009 was due to lower investment balances and significantly lower interest rates on our investments. The decrease from 2007 to 2008 was primarily due to significantly lower interest rates on our investments.

        In 1999, we received an €825,000 grant from the Walloon region of Belgium, which included specific criteria regarding employment and investment levels that needed to be met. In connection with the closure of our Liege, Belgium facility in 2008, we refunded approximately $162,000 of the grant. In October 2009, all remaining investment criteria were met. As a result, the residual grant balance of approximately $1.0 million was released from short-term liabilities on the consolidated balance sheet and recognized as Other Income in the Statement of Operations during the fourth quarter of 2009.

Liquidity and Capital Resources

	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents	$29,386	$27,668
Short-term investments	23,009	30,792

Total cash, cash equivalents and investments	$52,395	$58,460

        The following table summarizes our cash flow activity:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash used in operating activities	(54,227)	(20,488)	(40,217)
Net cash provided by investing activities	6,989	3,764	35,303
Net cash provided by financing activities	48,942	14,984	22,921
Effect of foreign currency translation on cash balances	14	52	54

Net increase (decrease) in cash and cash equivalents	$1,718	$(1,688)	$18,061

        We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt. Through December 31, 2009, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $335 million. We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP. In addition, we generate funds from product development and license fees. Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by United States Treasury obligations.

Operating Activities.

        In 2009, the principal use of cash in our operations was to fund our net loss which was $62.4 million. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $2.8 million, interest expense of $1.6 million, non-cash income of $1.5 million primarily due to the recognition of $1.0 million in income related to the Walloon grant, impairment of fixed assets totaling $1.0 million, and stock-based compensation expense of $5.3 million. In addition to non-cash charges, we also had a net change in other operating assets and liabilities which used cash of $895,000, including decreases in deferred revenue of $1.3 million and accounts payable and accrued expenses of $845,000 and an increase in other long-term liabilities of $595,000. These were offset by a decrease in accounts receivable of $2.0 million. The increase in cash used for operating activities in 2009 compared to 2008 was $33.7 million, primarily due to revenue deferred in 2008 and the debt extinguishment cost in 2008.

        In 2008, the principal use of cash in our operations was to fund our net loss which was $66.5 million. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $3.4 million, interest expense of $7.4 million and stock-based compensation expense of $4.5 million, and certain revenues, for which we received payment totaling $21.9 million, were deferred for financial reporting purposes in 2008. In addition, when we repaid the Paul Royalty loan, $8.3 million was recorded as loss on extinguishment of debt and that cash payment is reflected in financing activities. The decrease in cash used in operating activities was $19.7 million from 2008 to 2007, primarily due to the revenue deferred in 2008.

        For 2007, our net loss was $56.3 million, of which certain costs were non-cash charges such as depreciation and amortization of $2.6 million, interest expense of $8.2 million, stock-based compensation expense of $2.9 million, and equity on loss of joint venture of $3.8 million. The increase in cash used in operating activities was $9.1 million from 2007 to 2006, primarily due to a higher net loss.

Investing Activities.

        Our investing activities for 2009 consisted of investment maturities totaling of approximately $39.0 million, offset by purchases of additional securities of $31.5 million and the purchase of approximately $589,000 of fixed assets.

        Our investing activities for 2008 primarily consist of the timing of the maturity and purchase of our short-term investments and a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts. In addition, we purchased fixed assets totaling $1.4 million.

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

Financing Activities.

        Our financing activities for 2009 consisted of equity offerings providing net proceeds of $38.2 million from the sale of 14,780,570 shares of our common stock and net proceeds of $14.8 million from the Tranche B loan with Cowen Healthcare, which was an amendment to our existing loan agreement with Cowen Healthcare. This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in 2008. We also repaid long-term obligations, totaling $4.6 million, primarily principal payments to Cowen Healthcare on these loans.

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

        Our financing activities for 2007 primarily consist of the net proceeds of $41.3 million from an equity offering, and the repayment of long-term obligations of $19.6 million, which includes $7.2 million to pay off the Genzyme note, and payments to Paul Royalty.

        We have financed fixed asset purchases through capital leases and debt. Capital lease obligations are collateralized by the assets under lease.

        In conjunction with our collaboration agreement with Genzyme for the development of DX-88, Genzyme had loaned us $7.0 million pursuant to a senior secured promissory note. In 2007, we paid all the principal and accrued interest due under this note, and the $7.2 million letter of credit that secured the loan was released and the cash collateral was reclassified from restricted cash.

        In 2008, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (Azimuth) evidenced by a Common Stock Purchase Agreement which provides that Azimuth is committed to purchase up to $50.0 million of our common stock, or the number of shares which is one share less than twenty percent of the issued and outstanding shares of our common stock as of October 30, 2008 (which limitation is subject to automatic reduction in certain circumstances), over the 18-month term of the Purchase Agreement, which term was extended through January 7, 2011. In the second quarter of 2009, we made one draw of approximately $1.6 million under this agreement. As of December 31, 2009, $48.4 million of our common stock remains issuable pursuant to this agreement. From time to time during the term of the purchase agreement, and at our sole discretion, we may present Azimuth with draw down notices to purchase Dyax common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such drawn down, provided, however, Azimuth will not be required to purchase more than approximately $8.3 million of our common stock in any single draw down excluding shares under any call option, as described below. We are able to present Azimuth with up to 24 draw notices during the term of the purchase agreement, with a minimum of five trading days required between each draw down period. Unless otherwise agreed by us and Azimuth only one drawn is allowed in each draw down pricing period, with a minimum price of $2.00 per share.

        In 2008 and 2009, we completed several partnerships and financial transactions and we expect to continue to manage our cash requirements by completing additional partnerships, collaborations and strategic transactions. We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license agreements, future product sales of KALBITOR and proceeds available under our existing equity line of credit agreement arrangements will be sufficient to support our current operations into 2011. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

        We may seek additional funding through some combination of our existing equity line of credit agreement with Azimuth, collaborative arrangements and public or private equity or debt financings. We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders, if we need additional funds and are unable to obtain funding on a timely basis, we might need to curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue operations, which would adversely affect our business prospects.

        We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

        Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2009, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Note Payable(1)	$107,509	$9,465	$21,195	$65,432	$11,417
Capital leases	817	604	213	—	—
Leasehold improvement arrangements	894	413	481	—	—
Operating lease obligations(2)	6,359	2,682	3,634	43	—
Patent and product license obligations(3)	3,668	419	1,696	587	966
Obligations for research, development and manufacturing(4)	3,348	2,957	321	70	—

Total contractual obligations	$122,595	$16,540	$27,540	$66,132	$12,383

(1)
These amounts represent projected future principal and interest payments to Cowen Healthcare based on our current LFRP projections, which are subject to uncertainties based on the timing and amounts of the receipt of cash under the LFRP. See Notes to the Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data."

(2)
These amounts are net of contractually committed sublease income.

(3)
These amounts exclude any royalties and milestones that may become due in connection with the development or commercialization of our product candidates. Since the prospect of development and commercialization of any product candidate is uncertain, the timing and amount of any potential future royalties and other milestones are not currently calculable in any manner that would fairly present future obligations.

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

        Share-Based Compensation.    Effective January 1, 2006, we adopted the provisions of Accounting Standards Codification (ASC) 718, "Accounting for Stock-Based Compensation" which required us to recognize the expense related to the fair value of stock-based compensation awards in our consolidated statement of operations. ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. We use the Black-Scholes option pricing model. A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of our stock. The expected option term is derived from historical data on exercise behavior. The dividend yield is based on historical dividend payments. The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

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

        We enter into biopharmaceutical product development agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting.

        We recognize up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

        Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete its aggregate performance obligations.

        Whenever we determine that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance.

        If we cannot reasonable estimate the level of effort to complete our performance obligations under an arrangement, then revenue under the arrangement would be recognized on a straight-line basis over the period we expect to complete our performance obligations.

        Many of the our collaboration agreements entitle us to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in our revenue model. Milestones that involve substantial effort on our part and the achievement of which are not considered probable at the inception of the collaboration are considered "substantive milestones." Substantive milestones are included in our revenue model when achievement of the milestone is considered probable. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in our revenue model until the performance conditions are met.

        Royalty revenue is recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss.

        We generally license our patent rights covering phage display on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.

        Standard terms of the patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. Perpetual patent licenses are recognized immediately if we have no future obligations, the payments are upfront and the license is non-exclusive.

        Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. Milestone payments under these license arrangements are recognized when the milestone is achieved if we have no future obligations under the license. Product license payments are recognized as revenue when the license is issued if we have no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement.

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

Tax Loss Carryforwards

        As of December 31, 2009 and 2008, we had federal net operating loss (NOL) carryforwards of approximately $286.5 million and $243.1 million, respectively, which may be available to offset future federal income tax liabilities and which began to expire in 2010. We have recorded a deferred tax asset of approximately $1.8 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $1.8 million deferred tax asset will be recorded as a credit to additional paid-in capital when realized. As required by ASC 740, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards. Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $180.5 million has been established at December 31, 2009.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard which amends existing revenue recognition accounting pronouncements for Multiple-Deliverable Revenue Arrangements. This new standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item in circumstances when there is no other means to determine the fair value of that undelivered item. Multiple-deliverable revenue arrangement guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our financial results.

        Accounting Standards Update (ASU) No. 2009-16 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dyax Corp.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 2010

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,386	$27,668
Short-term investments	23,009	30,792
Accounts receivable, net of allowances for doubtful accounts of $25 and $42 at December 31, 2009 and 2008, respectively	2,723	4,692
Inventory	578	—
Other current assets	2,816	2,470

Total current assets	58,512	65,622
Fixed assets, net	3,508	6,137
Restricted cash	2,177	2,888
Other assets	604	428

Total assets	$64,801	$75,075

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,787	$12,069
Current portion of deferred revenue	10,345	10,700
Current portion of long-term obligations	890	1,134
Other current liabilities	1,364	983

Total current liabilities	24,386	24,886
Deferred revenue	19,785	20,686
Note payable	58,096	46,947
Long-term obligations	653	1,552
Deferred rent and other long-term liabilities	483	1,048

Total liabilities	103,403	95,119
Commitments and Contingencies (Notes 8, 11, 15)
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 78,074,052 and 63,040,420 shares issued and outstanding at December 31, 2009 and 2008, respectively	781	630
Additional paid-in capital	378,421	334,082
Accumulated deficit	(417,819)	(355,400)
Accumulated other comprehensive income	15	644

Total stockholders' deficit	(38,602)	(20,044)

Total liabilities and stockholders' deficit	$64,801	$75,075

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Product development and license fee revenues	$21,643	$43,429	$26,096
Research and development:
Research and development expenses	46,587	68,077	64,010
Less research and development expenses reimbursed by joint venture (Dyax-Genzyme LLC)	—	—	(7,000)

Net research and development	46,587	68,077	57,010
Marketing, general and administrative expenses	25,843	22,663	15,740
Equity loss in joint venture (Dyax-Genzyme LLC)	—	—	3,831
Restructuring costs	2,331	4,631	—
Impairment of fixed assets	955	352	—

Total operating expenses	75,716	95,723	76,581

Loss from operations	(54,073)	(52,294)	(50,485)
Other income (expense):
Interest and other income	1,736	1,843	3,258
Interest expense	(10,082)	(7,753)	(9,082)
Loss on extinguishment of debt	—	(8,264)	—

Total other income expense, net	(8,346)	(14,174)	(5,824)

Net loss	(62,419)	(66,468)	(56,309)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(492)	71	24
Unrealized gain (loss) on investments	(137)	45	99

Comprehensive loss	(63,048)	(66,352)	(56,186)

Basic and diluted net loss per share:
Net loss	$(0.90)	$(1.08)	$(1.06)

Shares used in computing basic and diluted net loss per share	69,151,841	61,626,095	53,072,993

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2009, 2008 and 2007

(In thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Par Value				Total
Balance at December 31, 2006	43,700,101	$437	$255,242	$(232,623)	$405	$23,461
Exercise of stock options	152,139	1	325	—	—	326
Issuance of common stock for employee stock purchase plan	99,938	1	247	—	—	248
Shares issued to purchase joint venture (Dyax-Genzyme LLC)	4,400,000	44	17,398	—	—	17,442
Sale of common stock, net of expenses of $191	12,075,000	121	41,211	—	—	41,332
Compensation expense associated with stock options	—	—	2,873	—	—	2,873
Unrealized gain on investments	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	24	24
Net loss	—	—	—	(56,309)	—	(56,309)

Balance at December 31, 2007	60,427,178	604	317,296	(288,932)	528	29,496
Exercise of stock options	505,269	5	1,173	—	—	1,178
Issuance of common stock for employee stock purchase plan	99,941	1	286	—	—	287
Sale of common stock	2,008,032	20	9,980	—	—	10,000
Compensation expense associated with stock options	—	—	4,494	—	—	4,494
Issuance of warrants	—	—	853	—	—	853
Unrealized gain on investments	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	71	71
Net loss	—	—	—	(66,468)	—	(66,468)

Balance at December 31, 2008	63,040,420	630	334,082	(355,400)	644	(20,044)
Exercise of stock options	153,125	2	302	—	—	304
Issuance of common stock for employee stock purchase plan	99,937	1	222	—	—	223
Sale of common stock	14,780,570	148	38,054	—	—	38,202
Compensation expense associated with stock options	—	—	5,284	—	—	5,284
Issuance of warrants	—	—	477	—	—	477
Unrealized gain on investments	—	—	—	—	(137)	(137)
Foreign currency translation	—	—	—	—	(492)	(492)
Net loss	—	—	—	(62,419)	—	(62,419)

Balance at December 31, 2009	78,074,052	$781	$378,421	$(417,819)	$15	$(38,602)

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(62,419)	$(66,468)	$(56,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premium/discount	142	50	(962)
Depreciation and amortization of fixed assets	2,230	2,812	3,012
Amortization of intangibles	419	516	526
Non-cash interest expense	1,634	7,386	8,210
Impairment of fixed assets	955	352	—
Gain on disposal of fixed assets	(42)	(350)	—
Compensation expenses associated with stock-based compensation plans	5,282	4,494	2,873
Equity loss in joint venture (Dyax-Genzyme LLC)	—	—	3,831
Extinguishment of debt	—	8,264	—
Provision for doubtful accounts	(42)	(13)	(25)
Non-cash other income	(1,491)	—	—
Other	—	—	285
Changes in operating assets and liabilities
Accounts receivable	2,011	(561)	(1,973)
Net amount due from joint venture (Dyax-Genzyme LLC)	—	—	461
Prepaid research and development and other assets	(141)	90	(762)
Inventory	(70)	—	—
Accounts payable and accrued expenses	(845)	1,203	789
Deferred revenue	(1,255)	21,879	(399)
Other long-term liabilities	(595)	(142)	226

Net cash used in operating activities	(54,227)	(20,488)	(40,217)

Cash flows from investing activities:
Purchase of investments	(31,501)	(41,732)	(63,153)
Proceeds from maturity of investments	39,005	44,990	79,320
Purchase of fixed assets	(589)	(1,439)	(1,065)
Proceeds from sale of fixed assets	74	350	—
Cash received in purchase of joint venture (Dyax-Genzyme LLC)	—	—	17,000
Restricted cash	—	1,595	7,038
Investment in joint venture (Dyax-Genzyme LLC)	—	—	(3,837)

Net cash provided by investing activities	6,989	3,764	35,303

Cash flows from financing activities:
Net proceeds from common stock offerings	38,202	10,000	41,332
Proceeds from note payable	14,820	49,600	—
Proceeds from long-term obligations, net of fees	—	1,103	663
Repayment of Paul Royalty on extinguishment of debt	—	(35,080)	—
Repayment of long-term obligations	(4,607)	(12,104)	(19,648)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	527	1,465	574

Net cash provided by financing activities	48,942	14,984	22,921
Effect of foreign currency translation on cash balances	14	52	54
Net increase (decrease) in cash and cash equivalents	1,718	(1,688)	18,061
Cash and cash equivalents at beginning of the period	27,668	29,356	11,295

Cash and cash equivalents at end of the period	$29,386	$27,668	$29,356

Supplemental disclosure of cash flow information:
Interest paid	$8,558	$3,595	$849

Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$—	$31	$432

Shares issued to purchase joint venture assets (Dyax-Genzyme LLC)	$—	$—	$17,442

Warrant issued in connection with note payable	$477	$853	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Business

        Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs, with an emphasis on inflammatory and oncology indications. The Company's lead product was approved in December, 2009 under the brand name KALBITOR (ecallantide) by the United States Food and Drug Administration (FDA) for treatment of acute attacks of hereditary angioedema in patients 16 years of age and older. Dyax uses its proprietary drug discovery technology, known as phage display, to identify antibody, small protein and peptide compounds for clinical development. This technology has provided an internal pipeline of promising drug candidates and numerous licenses and collaborators that generate revenues through funded research, license fees, milestone payments and royalties.

        The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks relating to preclinical and clinical trials and the regulatory approval process, dependence on collaborative arrangements, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the FDA and other governmental regulations and approval requirements.

        The Company expects that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing product development, collaborations and license fees, future product sales of KALBITOR and proceeds available under an existing equity line of credit agreement will be sufficient to support the Company's current operations into 2011. If the Company's cash requirements exceed its current expectations or if the Company generates less revenue than it expects, the Company will need additional funds. The Company may seek additional funding through its existing equity line of credit, collaborative arrangements, and public or private financings. However, the Company may not be able to obtain financing on acceptable terms or at all, and the Company may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company needs additional funds and it is unable to obtain funding on a timely basis, the Company may be required to significantly curtail its research, development or commercialization programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

2. Accounting Policies

        Basis of Consolidation:    The accompanying consolidated financial statements include the accounts of the Company, Dyax-Genzyme LLC and the Company's European research subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV). All inter-company accounts and transactions have been eliminated.

        Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates and assumptions in these financial statements include revenue recognition, useful lives with respect to long lived assets, valuation of stock options, accrued expenses and tax valuation reserves. Actual results could differ from those estimates.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        Concentration of Credit Risk:    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At December 31, 2009 and 2008, approximately 81% and 89% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by United States Treasury obligations, United States Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company also maintains balances in various operating accounts in excess of federally insured limits.

        The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide. Concentrations of credit risk with respect to trade receivable balances are limited due to the diverse number of customers comprising the Company's customer base. One customer accounted for approximately 64% of the Company's accounts receivable balance at December 31, 2009 and the majority of this balance was paid subsequent to year end. Two customers accounted for approximately 48% and 35% of the Company's accounts receivable balance at December 31, 2008.

        Cash and Cash Equivalents:    All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and United States Treasury funds.

        Investments:    Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year as of year end. The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2009, the Company's investments consisted of United States Treasury notes and bills with an amortized cost and estimated fair value of $23.0 million and had an unrealized gain of $15,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets. As of December 31, 2008, the Company's short-term investments consisted of United States Treasury notes and bills with an amortized cost of $30.6 million, an estimated fair value of $30.8 million and had an unrealized gain of $153,000 which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

        Inventories:    Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels, and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to product costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Included in the cost of inventory are employee stock-based compensation costs capitalized under ASC 718.

        Fixed Assets:    Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Laboratory and production equipment, and furniture and office equipment are depreciated over a three to seven year period. Leasehold

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

improvements are recorded at cost and are amortized over the lesser of the non-cancelable term of the related lease or their estimated useful lives. Leased equipment is amortized over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation and amortization are eliminated from the balance sheet and any resulting gains or losses are included in operations in the period of disposal.

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

        Revenue Recognition:    The Company enters into agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting.

        The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

        Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

        Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measure of performance.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement would be recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

        Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in the Company's revenue model. Milestones that involve substantial effort on the Company's part and the achievement of which are not considered probable at the inception of the collaboration are considered "substantive milestones." Substantive milestones are included in the Company's revenue model when achievement of the milestone is considered probable. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met.

        Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement. Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss.

        The Company generally licenses its patent rights covering phage display on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.

        Standard terms of the patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. Perpetual patent licenses are recognized immediately if the Company has no future obligations, the payments are upfront and the license is non-exclusive.

        Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Product license payments are recognized as revenue when the license is issued if the Company has no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

payments. Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

        Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

        Three different companies accounted for approximately 23%, 20% and 12% of product development and license fee revenue for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, two different companies accounted for 54% and 58%, respectively, of product development and license fee revenue.

        Guarantees:    The Company has determined that it is not a party to any agreements that fall within the scope of Guarantees of indebtedness in accordance with ASC 460, Guarantees. The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of December 31, 2009 and 2008.

        Investment in Joint Venture (Dyax—Genzyme LLC):    Prior to February 20, 2007, the Company had a collaboration agreement with Genzyme for the development and commercialization of DX-88 for hereditary angioedema (HAE). Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax—Genzyme LLC, through which they jointly owned the rights to DX-88 for treatment of HAE. Research and development expenses incurred by each party related to the HAE program were billed to and reimbursed by the LLC. The Company presented this reimbursement as a reduction in research and development expenses because it included funding that the Company provided to the LLC. Prior to termination of the LLC on February 20, 2007, the Company accounted for its interest in the LLC using the equity method of accounting.

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

        Income Taxes:    The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates. At December 31, 2009 and 2008, there were no unrecognized tax benefits.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.

        Translation of Foreign Currencies:    Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. Beginning July 1, 2009, all currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations. Prior to the closure of the Liege, Belgium facility, currency translation adjustments were made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets. The change is a result of the closure of the Liege, Belgium facility. For the years ending December 31, 2008 and 2007, the translation of foreign currencies generated gains of $71,000 and $24,000, respectively.

        Share-Based Compensation:    The Company's share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its employee stock purchase plan. The Company's share-based compensation expense is recorded in accordance with ASC 718.

        Net Loss Per Share:    The Company is required to present two net loss per share (EPS) amounts, basic and diluted. Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options or warrants are anti-dilutive for all periods presented and, therefore, are excluded from the calculation of diluted net loss per share. Stock options and warrants to purchase a total of 8,798,956, 8,708,609 and 7,011,450 shares were outstanding at December 31, 2009, 2008 and 2007, respectively.

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

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

        Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1, 2007	$8	$397	$405
Change for 2007	99	24	123

Balance at December 31, 2007	107	421	528
Change for 2008	45	71	116

Balance at December 31, 2008	152	492	644
Change for 2009	(137)	(492)	(629)

Balance at December 31, 2009	$15	$—	$15

        Business Segments:    The Company discloses business segments under ASC 280, Segment Reporting. The topic established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. Prior to the 2008 closing of the research facility in Liege, Belgium, the Company operated as one business segment in two geographic areas. Subsequent to the closing, the Company operates as one business segment with one geographic area.

        Recent Accounting Pronouncements:    In October 2009, the FASB issued a new accounting standard which amends existing revenue recognition accounting pronouncements for Multiple-Deliverable Revenue Arrangements. This new standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item in circumstances when there is no other means to determine the fair value of that undelivered item. Multiple-deliverable revenue arrangement guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial results.

        ASU No. 2009-16 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies (Continued)

entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

3. Fair Value Measurements

        Effective January 1, 2009, the Company adopted newly issued accounting standard for fair value measurements of all nonfinancial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting standard did not have an impact on the financial results of the Company.

        The following tables present information about the Company's financial assets that have been measured at fair value as of December 31, 2009 and 2008 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,638	$19,638	$—	$—
Marketable debt securities	23,009	23,009	—	—

Total	$42,647	$42,647	$—	$—

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,716	$20,716	$—	$—
Marketable debt securities	30,792	30,792	—	—

Total	$51,508	$51,508	$—	$—

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

        As of December 31, 2009 and 2008, the Company's short-term investments consisted of United States Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

4. Inventory

        On December 1, 2009, the Company received approval of KALBITOR by the FDA. Subsequent to approval, all costs associated with the manufacturing of KALBITOR were capitalized as inventory. As of December 31, 2009, the Company had a total of $578,000 of inventory, consisting of $472,000 of raw materials and $106,000 of work in process.

5. Strategic Collaborations

sanofi-aventis

        In 2008, the Company entered into two agreements with sanofi-aventis. The first was an exclusive worldwide license for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product (DX-2240 license). The second agreement, was a standard non-exclusive license to the Company's proprietary antibody phage display technology (sanofi-aventis phage display license). The Company evaluated the agreements and it was determined they should be treated as two separate agreements for the purpose of determining revenue recognition.

        Under the DX-2240 license, the Company is eligible to receive clinical and sales milestones and royalties based on commercial sales of DX-2240 and other antibodies developed by sanofi-aventis. As an exclusive licensee, sanofi-aventis will be responsible for the ongoing development, commercialization and consolidation of sales of DX-2240.

        The Company treated the DX-2240 license as a multiple deliverable arrangement and determined that the performance obligations under the DX-2240 agreement, including the DX-2240 license, transfer of DX-2240 inventory and know-how and the transfer of additional specified deliverables, represented a single unit of accounting.

        As a result of the DX-2240 license, the Company received approximately $23.2 million of cash, net of taxes, in 2008. The Company recognized revenue of $23.2 million associated with the DX-2240 license, when the final performance obligation was completed in the fourth quarter of 2008.

        The sanofi-aventis phage display license included a non-refundable signing fee, non-refundable maintenance fees, downstream development milestone payments and royalties on product sales. For certain other future antibody product candidates discovered by sanofi-aventis under the sanofi-aventis phage display license, the Company will retain co-development and profit sharing rights, while sanofi-aventis will maintain ultimate responsibility for development and commercialization, and will book sales worldwide.

        The Company treated the sanofi-aventis phage display license as a multiple deliverable arrangement and determined that the performance obligations under the agreement, including access to

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Strategic Collaborations (Continued)

the library, training and when and if available additional quantities of the antibody library and material updates, represented a single unit of accounting.

        Revenue for the sanofi-aventis phage display license is recognized over the performance period on a straight-line basis. During the year ended December 31, 2009 and 2008, the Company recognized $408,000 and $530,000, respectively, related to the sanofi-aventis phage display license.

Cubist Pharmaceuticals, Inc.

        In 2008, Dyax entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist has assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. The Company will be eligible to receive additional clinical, regulatory and sales-based milestone payments. The Company is also entitled to receive tiered, double-digit royalties based on sales of DX-88 by Cubist. The agreement also provides an option for the Company to retain certain United States co-promotion rights. The Company applied the provisions of multiple deliverable arrangements in accordance with ASC 605 to determine whether the performance obligations under this agreement, including development, participation in steering committees, and manufacturing services should be accounted for as a single unit or multiple units of accounting. At this time the scope and timing of future development of this program are the responsibility of Cubist and therefore, the Company can not reasonably estimate the level of effort required to fulfill its obligations under this collaboration. As a result, the Company is recognizing revenue under the Cubist collaboration on a straight-lined basis over the development period of DX-88 in the Cubist territory, which is currently estimated at five years.

        The Company received $17.5 million in license and milestone fees in 2008 as a result of the Cubist agreement. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial, known as Kalahari 1. These amounts, and any future reimbursements and milestones, are being recorded as revenue over the estimated development period of five years. The Company periodically reassesses the length of the estimated development period based upon the completed effort. As of December 31, 2009, the Company has deferred $13.8 million of revenue related to this agreement, which is recorded in deferred revenue on the accompanying consolidated balance sheets. The Company recognized revenue of $4.3 million and $3.2 million related to this agreement for the year ended December 31, 2009 and 2008, respectively.

MedImmune Limited

        Under the terms of an amended and restated cross-licensing agreement between the Company and MedImmune Limited (formerly Cambridge Antibody Technology, or CAT), MedImmune has granted the Company worldwide licenses for research and certain other purposes under all of MedImmune's antibody phage display patents (the MedImmune patents). The Company has also received options for licenses to develop therapeutic and diagnostic antibody products under the MedImmune patents. MedImmune will receive milestone and royalty payments in connection with antibody products advanced into clinical trials by the Company, its collaborators or its customers, which will be recorded as research and development expenses. MedImmune also has rights to share the Company's revenues

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Strategic Collaborations (Continued)

from certain other applications of antibody phage display technology. Under the agreement, the Company also granted CAT a worldwide license to use Dyax's antibody libraries to discover and develop antibody products. In consideration for this license, the Company receives no milestone payments but is eligible to receive a low single-digit royalty payment on antibody products developed by CAT or its licensees under the agreement.

6. Fixed Assets

        Fixed assets consist of the following:

	December 31,
	2009	2008
	(In thousands)
Laboratory equipment	$9,082	$9,471
Furniture and office equipment	1,093	1,225
Software and computers	4,115	3,971
Leasehold improvements	6,844	10,460

Total	21,134	25,127
Less: accumulated depreciation and amortization	(17,626)	(18,990)

	$3,508	$6,137

        There were $1.9 million and $3.1 million of assets under capital leases, which included laboratory and office equipment, with related accumulated amortization of $1.1 million and $1.4 million, at December 31, 2009 and 2008, respectively. Amortization of assets under capital leases is included in depreciation and amortization of fixed assets on the consolidated statements of cash flow.

7. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)
Accounts payable	$686	$1,325
Accrued employee compensation and related taxes	4,296	4,914
Accrued external research and development and contract manufacturing	2,431	3,529
Accrued license fees	2,047	73
Other accrued liabilities	2,327	2,228

	$11,787	$12,069

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Long-term Obligations

        Long-term obligations and note payable consists of the following:

	December 31,
	2009	2008
	(In thousands)
Note payable	$58,096	$46,947
Obligations under capital lease arrangements	760	1,603
Obligation under leasehold improvement arrangements	783	1,083

Total	59,639	49,633
Less: current portion	(890)	(1,134)

Long-term obligations	$58,749	$48,499

        Minimum future payments under the Company's long-term obligations and note payable as of December 31, 2009 are as follows:

(In thousands)
2010	$10,482
2011	10,544
2012	11,345
2013	23,802
2014	41,630
Thereafter	11,417

Total future minimum payments	109,220
Less: amount representing interest	(47,962)

Present value of future minimum payments	61,258
Less: current portion	(890)
Less: unamortized portion of discount and warrant	(1,619)

Long-term obligations and note payable	$58,749

Note Payable:

        In 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's phage display Licensing and Funded Research Program (LFRP). This loan is the Tranche A loan. In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million. The Company used $35.1 million from the proceeds of the Tranche A loan to pay off its remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty).

        The Tranche A and Tranche B loans (collectively, the Loan) mature in August 2016. The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Loan may be prepaid without penalty, in whole or in part, beginning in August 2012. In connection with the Loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Long-term Obligations (Continued)

property related to the LFRP, and the revenues generated by the Company through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs.

        Under the terms of the loan agreements, the Company is required to repay the Loan based on the annual net LFRP receipts. Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million. After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts. If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the Loan. If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively. In addition, under the terms of the Agreement, we are permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Loan including any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.

        In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at a 50% premium over the 30-day average closing price. The warrant has an eight-year term and is exercisable beginning on August 5, 2009. The Company estimated the relative fair value of the warrant to be $853,000, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero. In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at a 25% premium over the 45-day average closing price. The warrant expires in August 2016 and is exercisable beginning on March 27, 2010. The Company has estimated the relative fair value of the warrant to be $477,000, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero. The relative fair values of the warrants are recorded in additional paid-in capital on the Company's consolidated balance sheets.

        The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet. The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare's legal fees in conjunction with the Loan. Each of these amounts is being accreted over the life of the note. During years ended December 31, 2009 and 2008, the Company recorded $226,000 and $64,000, respectively, of accretion associated with the debt discount and the warrants, $9.7 million and $3.3 million, respectively, in interest expense, and made payments to Cowen totaling $11.7 million and $5.1 million, respectively. During the years ended December 31, 2009 and 2008, $3.4 million and $1.9 million, respectively, was allocated to the reduction of the principal balance. As of December 31, 2009, there was $1.4 million of accrued interest payable in relation to this loan which is recorded on the Company's consolidated balance sheet. The Loan principal balance at December 31, 2009 and 2008 was $59.7 million and $48.1 million, respectively. The amount recorded on the Company's consolidated balance sheets at

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Long-term Obligations (Continued)

December 31, 2009 and 2008, which is net of accrued interest payable and the unamortized portions of the discount and warrants, is $58.1 million and $46.9 million, respectively. The estimated fair value of the note payable was $53.4 million at December 31, 2009.

Obligations under royalty interest assignment agreement with Paul Royalty:

        In 2006, the Company entered into a Royalty Interest Assignment Agreement with Paul Royalty Fund Holdings II, LP, under which it received an upfront payment of $30 million. In exchange for this payment, the Company assigned Paul Royalty a portion of milestones, royalties and other license fees to be received by it under the LFRP through 2017. This agreement was extinguished in 2008 using proceeds from the Cowen Healthcare note payable, at which time all Paul Royalty rights to LFRP receipts were terminated.

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

        In 2008, the Company paid off this loan with a $35.1 million cash payment, of which $27.0 million was allocated to the principal amount, and $8.1 million was recorded as loss on extinguishment of debt on the Company's consolidated statements of operations and comprehensive loss.

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

Obligations under capital lease arrangements:

        Between 2001 and 2006 the Company signed capital lease and debt agreements for the purchase of qualified fixed assets and leasehold improvements. Interest pursuant to these agreements ranges between 0% and 11.18%. Principal and interest are payable ratably over 24 months to 60 months. Capital lease obligations are collateralized by the assets under lease. During the year ended December 31, 2009, no equipment was sold and leased back from lenders. During each of the years ended December 31, 2008 and 2007, the Company sold to and leased back from the lenders $1.1 million of leasehold improvements, laboratory, production and office equipment. As of December 31, 2009 and 2008, there was $760,000 and $1.6 million (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations, including current portion of long-term obligations, on the Company's consolidated balance sheets.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Long-term Obligations (Continued)

Obligation under leasehold improvement arrangements:

        In 2001, the Company entered into an agreement to initially lease laboratory and office space in Cambridge, Massachusetts. Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements. The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012. As of December 31, 2009, and 2008, there was $783,000 and $1.1 million outstanding under the loan, which is included in long-term obligations, including current portion of long-term obligations, on the Company's consolidated balance sheets.

Operating Leases

        The Company leases space in Cambridge, Massachusetts which serves as its corporate headquarters and research facility. As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002. The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term. The lease will expire on February 29, 2012, and the Company has the option to extend for two additional five-year terms.

        In August 2009, the Company amended its lease to reduce its occupied space from approximately 91,000 square feet to 67,000 square feet. Under terms of the amended sublease agreement, the Letter of Credit in the amount of $2.7 million as of December 31, 2009, was further reduced to $2.0 million in January 2010. The cash collateral is included in restricted cash on the consolidated balance sheets.

        Of the 67,000 square feet that the Company currently leases, it subleases approximately 24,000 square feet to two tenants under separate sublease agreements, each of which will expire on October 31, 2011.

        Through Dyax S.A., the Company had leased 10,000 square feet of laboratory and office space in Liege, Belgium. In connection with the closure of the Liege-based research facility during 2008, this facility has been vacated and the lease was terminated in June 2009.

        Gross minimum future lease payments under the Company's non-cancelable operating leases as of December 31, 2009 are as follows:

(In thousands)
2010	$4,125
2011	4,125
2012	712
2013	43
2014	—
Thereafter	—

Total	$9,005

        Rent expense for the years ended December 31, 2009, 2008, and 2007 was approximately $5.1 million, $6.2 million and $5.3 million, respectively. Rent expense for December 31, 2009, 2008 and 2007 is reflected as net of sublease payments of $1.5 million, $1.5 million and $261,000 respectively.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Restructuring and Impairment Charges

        In March 2009, the Company eliminated positions from various departments to focus necessary resources on the commercialization of its lead product candidate, DX-88. As a result of the restructuring, during the three months ended March 31, 2009, the Company recorded one-time charges of approximately $1.9 million, which includes severance related charges of approximately $1.6 million, outplacement costs of approximately $107,000, stock compensation expense of $237,000 for amendments to the exercise and vesting schedules to certain options and other exit costs of $26,000. All amounts were paid as of December 31, 2009.

        As a result of the decrease in necessary facility space following the workforce reduction, the Company amended its facility lease during the third quarter of 2009 to reduce the leased space, and a one-time charge of approximately $1.4 million was recorded, of which approximately $955,000 was a result of the write-down of leasehold improvements. This charge is net of $355,000 of amortization of deferred rent. During 2009, $750,000 related to this restructuring charge was paid. There was no residual balance to be paid as of December 31, 2009.

        During 2008, a charge of approximately $4.6 million was recorded in connection with the closure of the Company's Liege, Belgium research facility. This amount included severance related charges of approximately $3.6 million, contract termination costs of approximately $688,000 and other exit costs of $362,000. These restructuring charges were fully paid as of December 31, 2008. In addition, during 2008, a non-cash charge of approximately $352,000 was recorded for the impairment of fixed assets in connection with the closure of the research facility.

        In 1999, the Company received an €825,000 grant from the Walloon region of Belgium, which included specific criteria regarding employment and investment levels that needed to be met. Pursuant to the closure of the Liege, Belgium facility in 2008, the Company refunded approximately $162,000 of the grant. In October 2009, all investment criteria were met. As a result, the residual balance of approximately $1.0 million was released from short-term liabilities on the consolidated balance sheet and recognized as Other Income in the Statement of Operations.

10. Stockholders' Deficit

        Preferred Stock:    As of December 31, 2009 and 2008, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 undesignated and 50,000 shares of previously undesignated preferred stock designated as Series A Junior Participating Preferred Stock.

        Common Stock:    In 2007, the Company issued and sold an aggregate of 12,075,000 shares of its common stock in an underwritten public offering at a price of $3.67 per share including 1,575,000 shares issued when the underwriters exercised their over-allotment option at the public offering price. The aggregate net proceeds to the Company were approximately $41.3 million after deducting underwriting discounts and commissions and offering expenses.

        In 2008, the Company entered into an agreement whereby Dompé Farmaceutici S.p.A. (Dompé) purchased 2,008,032 shares of Dyax common stock in a private placement at $4.98 per share, which represented a 57% premium over the closing price and a total investment of $10.0 million.

        In 2008, the Company entered into a Common Stock Purchase Agreement with Azimuth Opportunity, Ltd. (Azimuth) which allows the Company to issue and sell up to an aggregate amount of $50 million in common stock with a minimum price of $2.00 per share, less the agreed upon discount

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Deficit (Continued)

which ranges from 4.05% to 6.25% based on the Company's stock price. The term of this agreement extends through January 7, 2011. In April 2009, pursuant to a single draw down notice, the Company issued 740,965 shares of its common stock to Azimuth and received net proceeds of approximately $1.6 million. As of December 31, 2009, $48.4 million of the Company's common stock remains issuable pursuant to this agreement, if, at the Company's sole discretion, it presents draw down notices.

        In June 2009, the Company issued an aggregate of 8,539,605 shares of its common stock in an underwritten public offering at a price of $2.02 per share. The aggregate net proceeds to the Company were approximately $16.1 million after deducting underwriting fees and offering expenses.

        In October 2009, the Company issued 5,500,000 shares of its common stock in an underwritten public offering. The aggregate net proceeds to the Company were approximately $20.5 million, after deducting underwriting fees and offering expenses.

Stock-Based Compensation Expense

        The Company measures compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company's current estimates.

        The following table reflects stock compensation expense recorded during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Compensation expense related to:
Equity incentive plan	$5,136	$4,369	$2,771
Employee stock purchase plan	146	125	102

	$5,282	$4,494	$2,873

Stock-based compensation expense charged to:
Research and development expenses	$1,768	$2,512	$1,638

General and administrative expenses	$3,277	$1,982	$1,235

Restructuring charges	$237	$—	$—

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Deficit (Continued)

Valuation Assumptions for Stock Options

        For the years ended December 31, 2009, 2008 and 2007, 2,305,655, 2,578,000, and 1,950,505 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected Option Term (in years)	5.5–6	6	6
Risk-free interest rate	2.20%–2.99%	2.70%–3.47%	3.94%–4.7	5
Expected dividend yield	0	0	0
Volatility factor	77%–79%	74%–78%	80%–84%

Valuation Assumptions for Employee Stock Purchase Plans

        The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.03%–0.33%	0.42%–1.99%	3.56%–4.91%
Expected dividend yield	0	0	0
Volatility factor	74%–150%	57%–114%	54%–96%

        Expected volatilities are based on historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise and cancellation patterns; and the risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Equity Incentive Plan

        The Company's 1995 Equity Incentive Plan (the "Plan"), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At December 31, 2009, a total of 6,422,818 shares were available for future grants under the Plan.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Deficit (Continued)

Stock Option Activity

        The following table summarizes stock option activity for the year ended December 31, 2009:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	8,458,609	$5.28	7.12
Granted at fair market value	2,305,655	2.62
Exercised	(153,125)	1.98
Forfeited	(1,003,304)	3.58
Expired	(1,308,879)	6.41

Outstanding as of December 31, 2009	8,298,956	4.63	6.92	$2,497

Exercisable as of December 31, 2009	5,329,155	$5.36	5.95	$1,225

Vested and unvested expected to vest as of December 31, 2009	7,887,443	$4.70	0.39	$2,297

        The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's common stock closing price of $3.39 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date. The total number of in-the-money options exercisable as of December 31, 2009 was 1,446,600.

        The weighted average grant date fair value of options, as determined under ASC 718, granted during the years ended December 31, 2009, 2008 and 2007 was $1.81, $4.06 and $3.00 per share, respectively. The total intrinsic value of options exercised during years ended December 31, 2009, 2008 and 2007 was approximately $196,000, $972,000, and $294,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2009, 2008 and 2007 was approximately $179,000, $184,000, and $113,000, respectively.

        As of December 31, 2009 future compensation cost related to non-vested stock options is approximately $8.7 million and will be recognized over an estimated weighted average period of approximately 1.28 years.

        The following table summarizes unvested stock option activity for the year ended December 31, 2009:

Non-vested Number of Options
Unvested balance at December 31, 2008	3,553,070
Granted at fair market value	2,305,655
Vested	(1,885,620)
Forfeited	(1,003,304)

Unvested balance at December 31, 2009	2,969,801

        The total fair value of shares vested during the year ended December 31, 2009 was $3.9 million.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Deficit (Continued)

        The Company settles employee stock option exercises with newly issued shares of common stock.

Employee Stock Purchase Plan

        The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan"), as amended, allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under this plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment. The compensation expense in connection with the plan for the years ended December 31, 2009, 2008 and 2007 was approximately $146,000, $125,000 and $102,000, respectively. There were 99,937 and 99,941 shares purchased under the employee stock purchase plan during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, a total of 694,014 shares were reserved and available for issuance under this plan.

11. Employee Savings and Retirement Plans

        The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. Employees are 100% vested in company matching contributions which have been 50% of employee contributions up to 6% of eligible pay. For the years ended December 31, 2009, 2008 and 2007, the Company's matching contributions amounted to $401,000, $423,000 and $385,000, respectively.

12. Income Taxes

        Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

        The provision for income taxes for continuing operations was at rates different from the United States federal statutory income tax rate for the following reasons:

	2009	2008	2007
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	(2.63)%	4.18%	4.83%
Research and development tax credits	6.94%	2.69%	4.52%
Other	(1.28)%	(2.71)%	0.09%
True up and expiring NOLs and research credits	24.10%	(5.99)%	(6.84)%
Valuation allowance	(61.13)%	(32.17)%	(36.60)%

Effective income tax rate	—%	—%	—%

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The principal components of the Company's deferred tax assets and liabilities at December 31, 2009 and 2008, respectively are as follows:

	2009	2008	2007
	(in Thousands)
Deferred Tax Asset:
Allowance for doubtful accounts	$10	$17	$22
Depreciation and amortization	1,634	2,352	2,091
Accrued expenses	49	164	101
Other	100	89	(165)
Stock based compensation	2,294	1,229	2,068
Deferred revenue	11,438	12,027	3,393
Research credit carryforwards	58,335	33,304	29,753
Net operating loss carryforwards	106,653	93,398	83,800

Total gross deferred tax asset	180,513	142,580	121,063
Valuation allowance	(180,513)	(142,580)	(121,063)

Net deferred tax asset	$—	$—	$—

        As of December 31, 2009 and 2008, the Company had federal net operating loss (NOL) of $286.5 million and $243.1 million, respectively, available to reduce future taxable income, which expires at various times beginning in 2010 through 2029. The Company also has federal research and experimentation credit carryforwards of approximately $54.3 million and $29.5 million as of December 31 2009 and 2008, respectively, available to reduce future tax liabilities, which will expire at various dates beginning in 2012 through 2029. The Company has state net operating loss carryforwards of approximately $175.0 million and $171.2 million as of December 31, 2009 and 2008, respectively, available to reduce state future taxable income, which expires at various dates beginning in 2010 through 2014. The Company also has state research and development and investment tax credit carryforwards of approximately $6.2 million and $5.8 million as of December 31, 2009 and 2008, respectively, available to reduce future tax liabilities, which expire at various dates beginning in 2011 through 2024.

        The Company has recorded a deferred tax asset of approximately $1.8 million and $1.9 million at December 31, 2009 and 2008, reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from this $1.8 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

        The Company adopted stock-based compensation accounting application in accordance with ASC 714 effective on January 1, 2006. This change in method of accounting required an adjustment during 2006 to the Company's additional-paid-in-capital for the excess or shortfall of estimated future tax benefits of option exercises compared to the estimated future tax benefits recorded on the Company's financial statements due to this accounting method change. The change in accounting method did not require a change in the additional-paid-in-capital. All future tax benefits associated with option exercises will be recorded directly to additional paid in capital in accordance with ASC 714.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $180.5 million and $142.6 million has been established at December 31, 2009 and 2008, respectively.

        The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of December 31, 2009, the Company had no unrecognized tax benefits.

        The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax position.

        Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, and ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more that 50 percentage points over a three-year period. Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company's formation due to the significant complexity and cost associated with the study and that there could be additional changes in control in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

        In addition to uncertainties surrounding the use of NOL carryforwards in a change of control, the Company has identified orphan drug and research and development credits as material components of its deferred tax asset. The uncertainties in these components arise from judgments in the allocation of costs utilized to calculate these credits. The Company has not conducted studies to analyze these credits to substantiate the amounts due to the significant complexity and cost associated with such study. Any limitation may result in expiration of a portion of the NOL or tax credits carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

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

        The tax years 1995 through 2009 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination by in any jurisdictions for any tax years.

13. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions

        Prior to February 20, 2007, the Company had a collaboration agreement with Genzyme for the development and commercialization of KALBITOR. Under this collaboration, the Company and Genzyme formed a joint venture, known as Dyax-Genzyme LLC, through which they jointly owned the rights to KALBITOR. Dyax and Genzyme were each responsible for approximately 50% of ongoing costs incurred in connection with the development and commercialization of KALBITOR and each would have been entitled to receive approximately 50% of any profits realized as a result. In addition, the Company was entitled to receive potential milestone payments from Genzyme in connection with the development of KALBITOR.

        On February 20, 2007, the Company and Genzyme reached a mutual agreement to terminate this collaboration. Pursuant to the termination agreement, Genzyme made a $17.0 million cash payment to the Dyax-Genzyme LLC. Furthermore, Genzyme assigned to Dyax all of its interests in the LLC, thereby transferring all the rights to the LLC's assets to Dyax, including the $17.0 million cash payment. As a result Dyax now owns all of the rights to DX-88 worldwide including the right to develop and commercialize KALBITOR. In exchange, Dyax issued to Genzyme 4.4 million shares of its common stock. Dyax's acquisition of Genzyme's 49.99% portion of the LLC was accounted for as a purchase of assets. Genzyme also agreed to provide transition services for a period following the termination of the agreements. In 2007, the transitional service fees totaled $1.1 million. There were no transitional service fees in 2009 or 2008 and no future transitional service fees are expected to be incurred.

        Before termination of the collaboration, research and development expenses incurred by each party related to the joint venture were billed to and reimbursed by Dyax-Genzyme LLC. The Company and Genzyme were each required to fund 50% of the monthly expenses of Dyax-Genzyme LLC. The Company accounted for its interest in Dyax-Genzyme LLC using the equity method of accounting. Under this method, the reimbursement of expenses to Dyax was recorded as a reduction to research and development expenses because it included funding that the Company provided to Dyax-Genzyme LLC. Dyax's 50.01% share of Dyax-Genzyme LLC loss was recorded as an Equity Loss in Joint Venture (Dyax-Genzyme LLC) in the consolidated statements of operations and comprehensive loss. Subsequent to the termination of the LLC and acquisition of 100% of its assets by Dyax, the LLC investment and related accounts have been consolidated in the Company's financial statements.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Investment in Joint Venture (Dyax-Genzyme LLC) and Other Related Party Transactions (Continued)

        Summary financial information for Dyax-Genzyme LLC for the year ended December 31, 2007 is as follows:

Year ended December 31, 2007
Research and development	$7,461
Selling and marketing	162
General and administrative	38

Net loss	$7,661

        The Company's Chairman, who is also its former President and Chief Executive Officer, was an outside director of Genzyme Corporation until May 2007.

        At December 31, 2009 and 2008, Genzyme owned approximately 4.3% and 7.9%, respectively, of the Company's common stock outstanding.

        During 2004, the Company signed a library license agreement with Genzyme consistent with its standard license terms. The Company received a $1.3 million upfront payment from Genzyme and recorded license revenue of $75,000 and $225,000 for the years ended December 31, 2009 and 2008, respectively, in connection with the technology access fees on this agreement. As of December 31, 2009 and 2008, there were no outstanding accounts receivable due from Genzyme related to the library license agreement.

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

15. Litigation

        As of December 31, 2009, the Company was not engaged in any active court proceedings. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events

        Material subsequent events up to filing date of this Form 10-K have been considered for disclosure.

17. Unaudited Quarterly Operating Results

        The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$5,979	$4,818	$4,508	$6,338
Loss from operations	$(23,057)	$(11,767)	$(9,860)	$(9,389)
Net loss	$(24,891)	$(14,419)	$(12,193)	$(10,916)
Shares used in computing basic and diluted net loss per share	63,089,821	63,679,410	72,485,047	77,759,647
Basic and diluted net loss per share:	$(0.39)	$(0.23)	$(0.17)	$(0.14)

Year ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$2,643	$3,831	$5,490	$31,465
Income (loss) from operations	$(20,024)	$(23,515)	$(16,766)	$8,011
Net (loss) income	$(21,335)	$(24,912)	$(26,639)	$6,418
Shares used in computing basic net (loss) income per share	60,504,620	60,562,606	62,439,236	62,974,171
Shares used in computing diluted net (loss) income per share	60,504,620	60,562,606	62,439,236	63,210,448
Basic and diluted net (loss) income per share:	$(0.35)	$(0.41)	$(0.43)	$0.10

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

        In connection with the preparation of this Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009. These conclusions were communicated to the Audit Committee.

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

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2009 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company's Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders (the 2010 Proxy Statement).

        We have adopted a Code of Business Conduct and Ethics (the code of ethics) that applies to all of our directors, officers and employees. The code of ethics is available on our website at www.dyax.com. In addition, if we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver as required by applicable law.

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2010 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2010 Proxy Statement.

        The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	8,798,956		$4.60	6,422,818
Equity compensation plans not approved by security holders:	—		—	694,014
Totals:	8,798,956	(2)	$4.60	7,116,832	(3)

(1)
Consists of the Amended and Restated 1995 Equity Incentive Plan, as amended, and the 1998 Employee Stock Purchase Plan, as amended.

(2)
Does not include the purchase of 49,972 shares on January 1, 2010 for purchase rights which accrued from July 1 through December 31, 2009. Additionally excluded are purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is June 30, 2010.

(3)
Includes 50,000 shares issuable under the 1998 Employee Stock Purchase Plan, of which 49,972 shares were purchased on January 1, 2010 for purchase rights which accrued from July 1, 2009 through December 31, 2009, and up to 50,000, which are issuable in connection with the current offering period which ends on June 30, 2010. The remaining shares consist of 594,042 under the 1995 Amended and Restated Equity Incentive Plan. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" and "Corporate Governance—Board and Committee Matters" in the 2010 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Corporate Governance—Board and Committee Matters" and "Audit Committee Report—Audit Fees" in the 2010 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.    FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.     FINANCIAL STATEMENTS SCHEDULE

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 2009, 2008 and 2007
(In thousands)

		Additions
	Balance at Beginning of Period	Charge to Expenses	Charge to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
2009	$42	$(42)	$25	$—	$25
2008	$55	$14	$—	$27	$42
2007	$80	$25	$—	$50	$55

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Deferred Tax Asset Valuation Allowance:
2009	$142,580	$48,191	$10,258	$180,513
2008	$121,063	$25,039	$3,522	$142,580
2007	$100,458	$23,709	$3,104	$121,063

3.     EXHIBITS—

        The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)   EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
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
4.3
Form of Warrant issued to Cowen Healthcare Royalty Partners, L.P. on August 5, 2008 and March 18, 2009. Filed as an exhibit to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
10.1(a)	Amended and Restated 1995 Equity Incentive Plan. Filed herewith.
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
10.2	1998 Employee Stock Purchase Plan, as amended on March 25, 2009. Filed herewith.
10.3*
Form of Change of Control Agreement between the Company and Clive R. Wood, Ph.D. and Ivana Magovcevic-Liebisch, Ph.D., J.D. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2003 and incorporated herein by reference.

Exhibit No.	Description
10.4*	Employment Letter Agreement, dated as of September 1, 1999, between George Migausky and the Company. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
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
10.10*
Retirement Agreement and General Release between the Company and Stephen S. Galliker dates as of July 16, 2008. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
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
10.14†
Fourth Amendment to Lease dated August 25, 2009 by and between the Company and ARE-Tech Square, LLC. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2009 and incorporated herein by reference.
10.15†
Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006. Filed as Exhibit 10.20(b) to the Company's Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2007 and incorporated herein by reference.

Exhibit No.	Description
10.16(a)†	Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of January 6, 2003. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2003 and incorporated herein by reference.
10.16(b)†
Second Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of September 18, 2003. Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on December 29, 2003 and incorporated herein by reference.
10.16(c)†
Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of July 30, 2007. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2007 and incorporated herein by reference.
10.17†
Product License Agreement between sanofi-aventis and the Company dated as of February 11, 2008. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2008 and incorporated herein by reference.
10.18†
License and Collaboration Agreement between Cubist Pharmaceuticals, Inc. and the Company dated as of April 23, 2008. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2008 and incorporated herein by reference.
10.19†	License Agreement between Fovea Pharmaceuticals SA and the Company dated as of February 10, 2009. Filed herewith.
10.20†	Distribution Agreement by and between US Bioservices Corporation dated as of November 19, 2009. Filed herewith.
10.21†	Distribution Agreement by and between ASD Specialty Healthcare Inc. dated as of November 19, 2009. Filed herewith.
10.22†	Distribution Agreement by and between Integrated Commercialization Solutions, Inc. dated as of November 19, 2009. Filed herewith.
10.23
Securities Sale Agreement between Dompé Farmaceutici S.p.A. and the Company dated as of July 14, 2008. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.
10.24
Common Stock Purchase Agreement between Azimuth Opportunity Ltd. and the Company dated as of October 30, 2008. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on October 30, 2008 and incorporated herein by reference.
10.25†
Amended and Restated Loan Agreement by and between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of March 18, 2009. Filed as Exhibit 10.1 to the Company's Amendment No. 1 to the Quarterly Report on Form 10-Q/A (File No. 000-24537) for the quarter ended June 30, 2009 and incorporated herein by reference.

Exhibit No.	Description
10.26†	Termination Agreement by and between the Company and Genzyme Corporation dated February 20, 2007. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended March 31, 2007 and incorporated herein by reference.
10.27	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company's Form 8-K (File No. 000-24537) filed on May 23, 2006.
10.28*
Summary of Executive Compensation for Named Executive Officers. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 17, 2009 and incorporated herein by reference.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this twelfth day of March, 2010.

DYAX CORP.
By:	/s/ GUSTAV A. CHRISTENSEN Gustav A. Christensen Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUSTAV A. CHRISTENSEN Gustav Christensen	President and Chief Executive Officer, and (Principal Executive Officer) and Director	March 12, 2010
/s/ GEORGE MIGAUSKY George Migausky	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
/s/ HENRY E. BLAIR Henry E. Blair	Chairman of the Board of Directors	March 12, 2010
/s/ CONSTANTINE E. ANAGNOSTOPOULOS Constantine E. Anagnostopoulos	Director	March 12, 2010
/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 12, 2010
/s/ JAMES W. FORDYCE James W. Fordyce	Director	March 12, 2010
/s/ THOMAS L. KEMPNER Thomas L. Kempner	Director	March 12, 2010
/s/ HENRY R. LEWIS Henry R. Lewis	Director	March 12, 2010
/s/ DAVID J. MCLACHLAN David J. McLachlan	Director	March 12, 2010
/s/ MARY ANN GRAY Mary Ann Gray	Director	March 12, 2010