Form 10-Q
period 2010-03-31
DYAX CORP
filed 2010-05-03
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer   ☐     Accelerated filer     ☒  Non-accelerated filer      ☐     Smaller reporting company      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 21, 2010:  97,688,210

DYAX CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54,624	$29,386
Short-term investments	34,028	23,009
Accounts receivable, net	1,298	2,723
Inventory	894	578
Other current assets	2,187	2,816
Total current assets	93,031	58,512
Fixed assets, net	3,051	3,508
Restricted cash	2,188	2,177
Other assets	544	604
Total assets	$98,814	$64,801
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$7,564	$11,787
Current portion of deferred revenue	5,762	10,345
Current portion of long-term obligations	850	890
Other current liabilities	325	1,364
Total current liabilities	14,501	24,386
Deferred revenue	10,039	19,785
Note payable	58,157	58,096
Long-term obligations	461	653
Deferred rent and other long-term liabilities	429	483
Total liabilities	83,587	103,403
Commitments and contingencies (Notes 6 and 10)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 95,138,210 and 78,074,052 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	951	781
Additional paid-in capital	431,126	378,421
Accumulated deficit	(416,865)	(417,819)
Accumulated other comprehensive income	15	15
Total stockholders' equity (deficit)	15,227	(38,602)
Total liabilities and stockholders' equity (deficit)	$98,814	$64,801

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share data)
Revenues:

Product sales, net	$1,243	$—
Development and license fee revenues	18,805	5,979
Total revenues, net	20,048	5,979

Costs and expenses:

Cost of product sales	36	—
Research and development expenses	7,769	19,271
Selling, general and administrative expenses	8,579	7,829
Restructuring costs	—	1,936
Total costs and expenses	16,384	29,036
Income (loss) from operations	3,664	(23,057)

Other income (expense):
Interest income	27	113
Interest and other expenses	(2,737)	(1,947)
Total other expense, net	(2,710)	(1,834)
Net income (loss)	954	(24,891)

Other comprehensive loss:

Foreign currency translation adjustments	—	(48)
Unrealized loss on investments	—	(84)
Comprehensive income (loss)	$954	$(25,023)

Basic and diluted net income (loss) per share	$0.01	$(0.39)
Shares used in computing basic net income (loss) per share	78,315,589	63,089,821
Shares used in computing diluted net income (loss) per share	79,690,854	63,089,821

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$954	$(24,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(4)	72
Depreciation and amortization of fixed assets	402	627
Amortization of intangibles	1	126
Non-cash interest expense	386	333
Compensation expenses associated with stock-based compensation plans	942	2,572
(Gain) loss on disposal of fixed assets	66	(4)
Provision for doubtful accounts	—	108
Changes in operating assets and liabilities:
Accounts receivable	1,425	3,435
Prepaid research and development and other current assets	(82)	47
Inventory	(287)	—
Accounts payable and accrued expenses	(5,650)	(2,238)
Accrued restructuring	—	1,699
Deferred revenue	(14,329)	1,547
Other long-term liabilities and assets	69	(100)
Net cash used in operating activities	(16,107)	(16,667)
Cash flows from investing activities:
Purchase of fixed assets	(49)	(372)
Purchase of investments	(15,014)
Proceeds from maturity of investments	4,000	15,500
Proceeds from sale of fixed assets	15	6
Restricted cash	700	—
Net cash (used in) provided by investing activities	(10,348)	15,134
Cash flows from financing activities:
Net proceeds from common stock offerings	51,797	—
Proceeds from note payable	—	14,820
Repayment of long-term obligations	(233)	(4,015)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	129	141
Net cash provided by financing activities	51,693	10,946
Effect of foreign currency translation on cash balances	—	(42)
Net increase decrease in cash and cash equivalents	25,238	9,371
Cash and cash equivalents at beginning of the period	29,386	27,668
Cash and cash equivalents at end of the period	$54,624	$37,039
Supplemental disclosure of non-cash investing and financing activities:
Warrant issued in connection with note payable	$—	$477

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. The Company began commercializing KALBITOR® for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  KALBITOR was discovered using Dyax’s proprietary drug discovery technology, known as phage display.  This technology is also used to identify other antibody, small protein and peptide compounds for clinical development and has provided the Company an internal pipeline of drug candidates and numerous licenses and collaborations that generate revenues through funded research, license fees, milestone payments and royalties.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, risks relating to preclinical and clinical trials, the regulatory approval process, dependence on collaborative arrangements, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other governmental regulations and approval requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with instructions to the Quarterly Report on Form 10-Q.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The accompanying December 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's European subsidiaries Dyax S.A. and Dyax BV (formerly known as TargetQuest BV).  All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  The significant estimates and assumptions in these financial statements include revenue recognition, product sales allowances, useful lives with respect to long lived assets, valuation of stock options, accrued expenses and tax valuation reserves.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At March 31, 2010 and December 31, 2009, approximately 96% and 81% of the Company's cash, cash equivalents, short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its exclusive distributor.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of March 31, 2010, four customers accounted for 29%, 15%, 15% and 13% of the accounts receivable balance.  One customer accounted for approximately 64% of the Company's accounts receivable balance as of December 31, 2009.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year when purchased.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of March 31, 2010, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $84.7 million and an unrealized gain of $15,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2009, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $23.0 million and had an unrealized gain of $15,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels, and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Charges for inventory write-downs are not reversed if it is later determined that the product is saleable. Included in the cost of inventory are employee stock-based compensation costs capitalized under Accounting Standards Codification (ASC) 718.

Fixed Assets

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Guarantees

The Company has determined that it is not a party to any agreements that fall within the scope of Guarantees of indebtedness in accordance with ASC 460, Guarantees.  The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of March 31, 2010 and December 31, 2009.

Revenue Recognition

The Company’s principal sources of revenue are product sales of KALBITOR, license fees, funding for research and development, and milestones and royalties derived from collaboration and license agreements.  In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectibility of the resulting receivable is reasonably assured and the Company has no further performance obligations.

Product Sales and Allowances

Product Sales.  All product sales are generated from the sale of KALBITOR.  The Company sells KALBITOR to ASD Specialty Healthcare Inc. (ASD), its exclusive wholesale distributor and US Bioservices Corporation (US Bio), its exclusive specialty pharmacy, both of which are wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG).  Product sales are recorded upon delivery to ASD and US Bio. These sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade prompt pay discounts, government rebates, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

The Company maintains a service contract with its specialty pharmacy US Bio for patient service initiatives. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor's product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price. Consideration should be characterized as a cost incurred if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated. The Company has established that the services are at fair value and a separate and identifiable benefit related to these services and accordingly, has classified them as selling, general and administrative expense.

Prompt Payment Discounts.  The Company offers a prompt payment discount to its customer ABSG.  Since the Company expects ASBG will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  The Company estimates reductions to product sales for Medicaid and Veterans’ Administration (VA) programs, as well as with respect to certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on market research data related to payer mix, actual sales data and historical experience for similar products sold by others.  These allowances will be adjusted each period based on actual experience.

Medicaid rebate reserves relate to the Company’s estimated obligations to states under the established reimbursement arrangements of each applicable state.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Rebate amounts are generally determined at the time of claim by the state, and the Company will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at a price lower than the list price charged to the Company’s distributor.  The distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Chargeback amounts for PHS are generally determined at the time of resale to the qualified healthcare provider from the distributor, and the Company will generally issue credits for such amounts after receiving notification from the distributor.

Reserve estimates are evaluated quarterly and may require adjustments to better align our estimates with actual results.  Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.  If actual future results vary from our estimates, the Company may need to adjust our previous estimates, which would affect our earnings in the period of the adjustment.

Product Returns.  Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company does not provide its customers with a general right of product return. It permits returns if the product is damaged or defective when received by its customers or if the product has expired.  The Company estimates product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

Development and License Fee Revenue

Collaboration Agreements.  The Company enters into agreements with collaborative partners for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting.

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

Patent Licenses.  The Company generally licenses its patent rights covering phage display on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.

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

Library Licenses.  Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Product license payments are recognized as revenue when the license is issued if the Company has no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Cost of Product Sales

Cost of product sales include costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were previously expensed as research and development and accordingly the majority of the costs of KALBITOR sold during the quarter ended March 31, 2010 are not included in the cost of product sales during this period.

Research and Development

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates. At March 31, 2010 and December 31, 2009, there were no unrecognized tax benefits.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. Beginning July 1, 2009, all currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations. Prior to the closure of the Liege, Belgium facility, currency translation adjustments were made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets. The change is a result of the closure of the Liege, Belgium facility. For the three months ending March 31, 2009, the translation of foreign currencies generated a loss of $48,000.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its employee stock purchase plan.  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company is required to present two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Employee Stock Purchase Plan (the Purchase Plan) are anti-dilutive for the period ended March 31, 2009 and, therefore, are excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income (loss), basic and diluted	$954	$(24,891)
Shares used in calculating basic net income (loss) per share	78,315,589	63,089,821
Effect of dilutive securities:
Options to purchase shares of common stock	1,323,617	—
Warrants to purchase shares of common stock	50,695	—
The Purchase Plan rights to purchase shares of common stock	953	—
Shares used in calculating diluted net income (loss) per share	79,690,854	63,089,821

Net income (loss) per share, basic	$0.01	$(0.39)
Net income (loss) per share, diluted	$0.01	$(0.39)

Stock options and warrants to purchase a total of 10,445,273 and 9,849,179 shares of common stock were outstanding at March 31, 2010 and 2009, respectively.

Comprehensive Income (Loss)

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies, that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In October 2009, the FASB issued a new accounting standard which amends existing revenue recognition accounting pronouncements for Multiple-Deliverable Revenue Arrangements. This new standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item in circumstances when there is no other means to determine the fair value of that undelivered item. Multiple-deliverable revenue arrangement guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Dyax means no later than January 1, 2011. While the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations, this standard may have an impact in the event that future transactions are completed or existing collaborations are materially modified.

3. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of March 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in millions)	March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$50,661	$50,661	$—	$—
Marketable debt securities	34,028	34,028	—	—
Total	$84,689	$84,689	$—	$—

Description (in millions)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,638	$19,638	$—	$—
Marketable debt securities	23,009	23,009	—	—
Total	$42,647	$42,647	$—	$—

As of March 31, 2010 and December 31, 2009, the Company's short-term investments consisted of U.S. Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

4. INVENTORY

On December 1, 2009, the Company received approval of KALBITOR by the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were previously expensed, and therefore were not capitalized as inventory.  Subsequent to approval, all costs associated with the manufacturing of KALBITOR were capitalized.  Inventory consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw Materials	$481	$472
Work in Progress	178	106
Finished Goods	235	—
Total	$894	$578

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Accounts payable	$1,061	$686
Accrued employee compensation and related taxes	1,880	4,296
Accrued external research and development and contract manufacturing	2,113	2,431
Accrued license fees	527	2,047
Other accrued liabilities	1,983	2,327
Total	$7,564	$11,787

6. NOTE PAYABLE

In 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's phage display Licensing and Funded Research Program (LFRP). This loan is now known as the Tranche A loan.  In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million. The Company used $35.1 million from the proceeds of the Tranche A loan to pay off its remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP.

The Tranche A and Tranche B loans (collectively, the Loan) mature in August 2016. The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Loan may be prepaid without penalty, in whole or in part, beginning in August 2012. In connection with the Loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs.

Under the terms of the loan agreement, the Company is required to repay the Loan based on the annual net LFRP receipts. Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million. After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts. If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the Loan. If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively. In addition, under the terms of the Agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.

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

The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet. The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan. Each of these amounts is being accreted over the life of the note. During the three months ended March 31, 2010 and 2009, the Company recorded $61,000 and $42,000, respectively, of accretion associated with the debt discount and the warrants, $2.6 million and $1.9 million, respectively, in interest expense, and made payments to Cowen totaling $2.3 million and $5.3 million, respectively. During the three months ended March 31, 2009, $3.4 million was allocated to the reduction of the principal balance. As of March 31, 2010, there was $325,000 of accrued interest payable in relation to this loan which is recorded on the Company’s consolidated balance sheet. The Loan principal balance at March 31, 2010, and December 31, 2009 was $59.7 million. The amount recorded on the Company's consolidated balance sheets at March 31, 2010 and December 31, 2009, which is net of accrued interest payable and the unamortized portions of the discount and warrants, is $58.2 million and $58.1 million, respectively. The estimated fair value of the note payable was $52.1 million at March 31, 2010.

In April 2010, Dyax sold its rights to royalties and other payments related to the commercialization of Xyntha® by Wyeth (Pfizer), a licensee under the Company's LFRP, to an investment fund managed by Paul Capital Healthcare, which constituted a permitted sale under the Company’s agreement with Cowen Healthcare. Under the terms of this sale, Dyax received an upfront cash payment of $10.0 million and will be eligible to receive milestone payments totaling up to $2.0 million based on Xyntha sales in 2010 and 2011. A portion of the upfront cash payment was applied to the Company’s loan agreement with Cowen Healthcare including $1.9 million in principal, $804,000 in interest and $488,000 in fees, and, net of these payments, Dyax received net proceeds of approximately $6.8 million.

7. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

In March, 2010, the Company issued 17,000,000 shares of its common stock in an underwritten public offering.  The net proceeds to the Company were approximately $51.8 million, after deducting underwriting fees and offering expenses.  In connection with this offering, on April 5, 2010, the underwriters exercised in full their over-allotment option to purchase an additional 2,550,000 shares of common stock for additional net proceeds to the Company of $7.8 million.

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At March 31, 2010, a total of 4,762,315 shares were available for future grants under the Plan.

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan), as amended, allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense in connection with the Plan for the three months ended March 31, 2010 and 2009 was approximately $26,000 and $51,000, respectively. There were 49,972 and 49,960 shares purchased under the Plan during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, a total of 644,042 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Compensation expense related to:
Equity incentive plan	$916	$2,521
Employee stock purchase plan	26	51
	$942	$2,572

Stock-based compensation expense charged to:
Research and development expenses	$343	$644

Selling, general and administrative expenses	$599	$1,691

Restructuring charges	$—	$237

During the three months ended March 31, 2010, approximately $8,000 of stock-based compensation was capitalized as inventory.  This amount is excluded from the chart above.  During the three months ended March 31, 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 of stock-based compensation expense recorded in relation to restructuring activities.

8. COLLABORATION – CUBIST PHARMACEUTICALS INC.

In 2008, the Company entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. The Company received $17.5 million in license and milestone fees in 2008 as a result of the Cubist agreement. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial, known as Kalahari 1.  The Company also received $139,000 for drug product supply in 2009.

On March 31, 2010, Cubist announced its plan to stop investing in the clinical development of DX-88 as a therapy to reduce blood loss during surgery and its intention to terminate the 2008 agreement with the Company.  Based upon Cubist’s decision to end clinical development of this program, $13.8 million of deferred revenue has been recognized as revenue in the quarter ended March 31, 2010 as the development period had ended.  During the three months ended March 31, 2009, the Company recognized $1.1 million related to this agreement.

9. RESTRUCTURING AND IMPAIRMENT CHARGES

In March 2009, the Company eliminated positions from various departments to focus necessary resources on the commercialization of its lead product candidate, DX-88.  As a result of the restructuring, during the three months ended March 31, 2009, the Company recorded a one-time charge of approximately $1.9 million, which includes severance related charges of approximately $1.6 million, outplacement costs of approximately $107,000, stock compensation expense of $237,000 for amendments to the exercise and vesting schedules to certain options and other exit costs of $26,000.  All amounts were paid during 2009.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2009 reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not “more likely than not” that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $180.5 million was established at December 31, 2009.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of March 31, 2010, the Company had no unrecognized tax benefits.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this item and elsewhere in this report contains forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements.  These risks and uncertainties include those described in Part II, Item 1a – Risk Factors.

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. We began commercializing KALBITOR for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  We currently commercialize KALBITOR on our own in the United States and intend to seek approval and commercialize KALBITOR through partners for HAE and other angioedema indications in markets outside of the United States.

In addition to its approved commercial use for HAE in the United States, we are also developing DX-88 through a collaboration with Fovea, which was acquired by sanofi-aventis in 2009, for treatment of retinal diseases. We are also exploring use of DX-88 for treatment of ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; and acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders.

Beyond DX-88, we have also developed a pipeline of drug candidates using our proprietary drug discovery technology, known as phage display. We use phage display to identify antibody, small protein and peptide compounds with potential for clinical development.

Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our LFRP, we have more than 70 ongoing license agreements. Currently, our licensees have 17 product candidates in clinical trials.  Furthermore, our technology has been used in connection with the manufacturing of one approved product, Xyntha®.

We have incurred net losses on an annual basis since our inception.  We have generated minimal revenue from product sales to date, and it is possible that we will never have significant product sales revenue. Currently, we generate most of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology. To become profitable, we, either alone or with our collaborators, must successfully market and sell KALBITOR and develop, manufacture and market our other product candidates, including DX-88 for indications besides HAE, and continue to leverage our phage display technology to generate research funding and licensing revenue. It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

Our net income during the quarter ended March 31, 2010 was primarily due to the recognition of previously deferred revenue under the Cubist license and we do not expect to realize net income in subsequent quarters of 2010.

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

KALBITOR

In December 2009, DX-88 was approved by the FDA under the brand name KALBITOR (ecallantide) for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by us, is the first subcutaneous HAE treatment approved in the United States.

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

Sales and Marketing

We have established a commercial organization to support sales of KALBITOR in the United States. We believe that a field-based team of approximately 25 professionals, consisting of sales representatives, medical science liaisons and corporate account directors, is appropriate to effectively market KALBITOR in the United States, where patients are treated primarily by a limited number of specialty physicians, consisting mainly of allergists and immunologists.

Distribution

In 2009, we entered into separate agreements with three wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) to establish an exclusive distribution network for KALBITOR and to provide comprehensive call center services to support its commercialization. The ABSG agreements consist of:

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

KALBITOR AccessSM

In furtherance of our efforts to facilitate access to KALBITOR in the United States, we have created the KALBITOR Access program, designed as a one-stop point of contact for information about KALBITOR, that offers treatment support service for patients with HAE and their healthcare providers. KALBITOR case managers provide comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

Manufacturing

In connection with the commercial launch of KALBITOR in the United States, we have established a commercial supply chain, consisting of single-source third party suppliers to manufacture, test and distribute this product. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, the DX-88 drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Avecia Biologics Limited, which was recently acquired by Merck & Co., Inc. (Avecia). As a result of previously completed manufacturing activities conducted at Avecia, we have significant inventories of DX-88 drug substance, which we believe are sufficient to supply all ongoing studies relating to DX-88 and KALBITOR, and to meet the anticipated market demand for KALBITOR well into 2011. Under existing arrangements with Avecia, they have agreed to conduct additional manufacturing campaigns, as necessary to supplement existing inventory. Additionally, we are in the process of evaluating alternative arrangements for long-term commercial supply of DX-88 drug substance.

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

KALBITOR Outside of the United States

In markets outside of the United States, we intend to seek approval and commercialize KALBITOR for HAE and other angioedema indications in conjunction with one or more partners. If KALBITOR is approved in territories outside of the United States, we intend to enter into license or collaboration agreements with partners that have established distribution systems and direct sales forces in such territories.

For the European Union, our current plan is to submit a marketing authorization application with the European Medicines Agency (EMA) during the first half of 2010, seeking approval for the commercialization of KALBITOR for HAE.

DX-88 FRANCHISE

DX-88 for treatment of Other Angioedemas.    In addition to its approved commercial use, we are also developing DX-88 in other angioedema indications. Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati as they initiate an investigator sponsored study for drug-induced angioedema.

Acquired angioedema is a condition associated with B-cell lymphoma and autoimmune disorders. We are currently working with Dr. Marco Cicardi, of the University of Milan, as he initiates a compassionate use program for DX-88 in this indication.

DX-88 for On-Pump Cardiac Surgery.  In 2008, we entered into an exclusive license and collaboration agreement with Cubist for the development and commercialization in North America and Europe of the intravenous formulation of DX-88 for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with DX-88 in the licensed indications in the Cubist territory. Under the terms of the license agreement, we received a $15 million upfront payment and an additional $2.5 million milestone payment in 2008.

On March 31, 2010, Cubist announced its plan to stop investing in the clinical development of DX-88 as a therapy to reduce blood loss during surgery and its intention to terminate the 2008 agreement and return all rights to us.  Cubist is expected to complete the data analysis of their clinical trials and provide that information to us.  There have been no costs incurred by us on this indication since 2008, and no future expenditures are expected to be incurred by us for this program.

Based upon Cubist decision to terminate this program, $13.8 million previously received from Cubist, for which revenue recognition was being deferred over the estimated five year development period, has been recognized as revenue in the quarter ended March 31, 2010.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenue.   Total revenue for the three months ended March 31, 2010 (the 2010 Quarter) was $20.0 million, compared with $6.0 million for the three months ended March 31, 2009 (the 2009 Quarter).

Product Sales.  We began commercializing KALBITOR for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  We sell KALBITOR to ABSG which functions as our exclusive distributor and recognize revenue when title and risk of loss have passed to ABSG, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, product returns and other applicable allowances.  For the 2010 Quarter, product sales of KALBITOR were $1.2 million, net of product discounts and allowances of $69,000.

Development and License Fees.  We also derive revenue from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $18.8 million in the 2010 Quarter and $6.0 million in the 2009 Quarter, an increase of $12.8 million.  The increase was due to $13.8 million of previously deferred revenue associated with the Cubist license that was fully recognized during the 2010 Quarter based upon Cubist’s announcement to end its DX-88 development program.  During the 2009 Quarter, $1.1 million of revenue was recognized associated with the Cubist license.

Cost of Product Sales. We incurred $36,000 of costs associated with product sales during the 2010 Quarter.  Costs associated with the manufacture of KALBITOR prior to regulatory approval were previously expensed, and therefore are not included in the cost of product sales during this quarter.  The supply of KALBITOR produced prior to regulatory approval is expected to meet anticipated commercial needs well into 2011.  Once such inventory has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of the inventory.

Research and Development.  Our research and development expenses are summarized as follows):

	Three Months Ended March 31,
	2010	2009
	(In thousands)
KALBITOR development costs	$3,630	$5,655
DX-88 drug substance manufacturing costs	137	5,636
Other research and development expenses	4,002	7,980
Research and development expenses	$7,769	$19,271

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval.  The decrease in costs from the 2009 Quarter to the 2010 Quarter is primarily due to a $5.5 million decrease in manufacturing, as well as lower personnel expenses resulting from our workforce reduction in the 2009 Quarter.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR for 2010, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. Selling, general and administrative expenses for the 2010 and 2009 Quarters were $8.6 million and $7.8 million, respectively.  Costs increased by $2.5 million during the 2010 Quarter due to additional infrastructure to support the commercialization of KALBITOR, including the expansion of sales and marketing personnel, offset by a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options in the 2009 Quarter.

Restructuring and Impairment.  In March 2009, we implemented a workforce reduction to focus its resources on the commercialization of DX-88 (KALBITOR) and to support our long-term financial success.  As a result, during the 2009 Quarter, we recorded one-time restructuring charges related to the workforce reduction of approximately $1.9 million.

Interest Expense.  Interest expense was $2.7 million in the 2010 Quarter compared to $1.9 million in 2009.  The 2010 increase was primarily due to interest on the $15.0 million Tranche B loan from Cowen Healthcare for which proceeds were received in March 2009.

Liquidity and Capital Resources

	March 31, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$54,624	$29,386
Short-term investments	34,028	23,009
Total cash, cash equivalents and investments	$88,652	$52,395

The following table summarizes our cash flow activity for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(16,107)	$(16,667)
Net cash (used in) provided by investing activities	(10,348)	15,134
Net cash provided by financing activities	51,693	10,946
Effect of foreign currency translation on cash balances	—	(42)
Net increase in cash and cash equivalents	$25,238	$9,371

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through March 31, 2010, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $387 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities

Net cash used in operating activities for the 2010 Quarter was $16.1 million. While our operations resulted in net income of $954,000, we recognized $14.3 million in non-cash revenues which were previously deferred for financial reporting purposes, including the recognition of $13.8 million of revenue associated with the Cubist license.  In addition, we incurred certain non-cash operating charges, such as stock-based compensation expense of $942,000 and depreciation and amortization of $399,000.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $4.5 million, which included a decrease of $5.7 million in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable of $1.4 million.

Operating activities for the 2009 Quarter consisted primarily of our net loss which was $24.9 million. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $825,000, stock-based compensation expense of $2.6 million and accrued restructuring costs of $1.7 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $2.8 million including certain revenues, for which we received payments of approximately $1.5 million that were treated as deferred revenue for financial reporting purposes in the 2009 Quarter.

Investing Activities

Our investing activities for the 2010 Quarter primarily consisted of timing of the maturity and purchase of investments, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Our investing activities for the 2009 Quarter primarily consisted of the timing of the maturity and purchase of our short-term investments and a $372,000 purchase of equipment.

Financing Activities

Our financing activities for the 2010 Quarter consist of net proceeds of $51.8 million from the March 2010 sale of 17,000,000 shares of our common stock.  Subsequent to March 31, 2010, we received an additional $7.8 million in net proceeds from the sale of 2,550,000 shares of common stock, which represents the exercise of the underwriter’s over-allotment option from our March 2010 offering.

Our financing activities for the 2009 Quarter consisted of net proceeds of $14.8 million from the Tranche B loan with Cowen Healthcare, and a $4.0 million repayment of long-term obligations, primarily principal payments to Cowen Healthcare.  In March 2009, we amended our existing loan with Cowen Healthcare to receive an additional loan of $15 million.  This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in August 2008.  The Tranche B loan, which matures in August 2016, bears interest at an annual rate of 21.50%, payable quarterly, resulting in a blended interest rate of 17.38% per annum for both the Tranche A and Tranche B loans under the amended loan agreement.

We may seek additional funding through our collaborative arrangements and public or private financings.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2009, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2009, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets.  Other than noted below, there have been no material changes to our critical accounting policies from the information provided in our 2009 Annual Report on Form 10-K.

Changes in Critical Accounting Policies

As a result of the February 2010 commercial launch of KALBITOR, we have updated our critical accounting policies to include our product sales recognition and related sales allowances policies.  We believe that our judgment and assumptions with respect to these significant accounting policies are critical to the accounting estimates used in the preparation of our consolidating financial statements.

Product Sales.  Revenue from product sales is recognized when all four of the following criteria are met: (1) we have persuasive evidence an arrangement exits, (2) the price is fixed or determinable, (3) the product has been shipped and title and risk of loss have passed to the customer and (4) collection is reasonably assured.  Our return policy includes provisions for returns of its product when it has expired or was damaged in shipment.  Product sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, product returns and other applicable allowances.

Product Sales Allowances.  We establish reserves for trade prompt pay discounts, government rebates, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

We maintain a service contract with its specialty pharmacy for customer service initiatives. It has established the fair value of these services and classified them as selling, general and administrative expense.

Prompt Payment Discounts.  We offer a prompt payment discount to our customer ABSG.  Since we expect ABSG will take advantage of this discount, we accrue 100% of the prompt payment discount, based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect the actual experience.

Government Rebates and Chargebacks.  We estimate reductions to product sales for Medicaid and Veterans’ Administration (VA) programs, as well as with respect to certain other qualifying federal and state government programs.  We estimate the amount of these reductions based on market research data related to payer mix, actual sales data and historical experience for similar products sold by others.

Medicaid rebate reserves relate to our estimated obligations to states under established reimbursement arrangements.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Rebate amounts are generally determined at the time of claim by the state, and we will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at a price lower than the list price charged to our distributor.  The distributor will charge us for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the distributor, and we will generally issue credits for such amounts after receiving notification from the distributor.

Product Returns.  Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  We do not provide customers with a general right of product return. We permit returns if the product is damaged or defective when received by the customer or if the product has expired.  We estimate product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the three months ended March 31, 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

Prompt pay discounts	$26
Government rebates and chargebacks	33
Returns	10
Total product sales allowances	$69

Total gross product sales	$1,312
Total product sales, net	$1,243

Total product sales allowances as a percent of gross product sales	5%

If product sales allowances as a percentage of total gross product sales increase up to 10%, this change would not have a material impact on our results of operations or cash flows at this time.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2010, we had cash, cash equivalents and investments of approximately $88.7 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2010, we had $61.0 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1a – RISK FACTORS

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about:

• our commercialization of KALBITOR (ecallantide), including revenues and cost of product sales;

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

We have incurred net losses on an annual basis since our inception.  As of March 31, 2010 we had an accumulated deficit of approximately $416.9 million.  We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase.

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

We may need substantial additional capital in the future and may be unable to raise the capital that we will need to sustain our operations.

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

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE that may be treated with KALBITOR;

•	HAE patient’s ability to obtain and maintain sufficient coverage or reimbursement by third-party payers;

•	acceptance of KALBITOR in the medical community;

•	ability to effectively market and distribute KALBITOR in the United States;

•	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers.

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

We cannot be certain that KALBITOR will gain or maintain market acceptance among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for KALBITOR in the United States, such approval does not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that KALBITOR is safe and therapeutically effective relative to cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, KALBITOR depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of KALBITOR, publicity concerning our products or competing products, HAE patient’s ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments. If KALBITOR fails to achieve market acceptance, we may not be able to market and sell it successfully, which would limit our ability to generate revenue and adversely affect our results of operations and business prospects.

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

We have tested KALBITOR in only a small number of patients.  As more patients begin to use KALBITOR, new risks and side effects may be discovered, and risks previously viewed as inconsequential could be determined to be significant.  Previously unknown risks and adverse effects of KALBITOR may also be discovered in connection with unapproved, or off-label, uses of KALBITOR.  We do not promote, or in any way support or encourage the promotion of KALBITOR for off-label uses in violation of relevant law, but physicians are permitted to use products for off-label uses.  In addition, we expect to study DX-88 in diseases other than HAE in controlled clinical settings, and expect independent investigators to do so as well.  In the event of any new risks or adverse effects discovered as new patients are treated for HAE, regulatory authorities may revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of KALBITOR, reformulate KALBITOR or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities.  We may also experience a significant drop in the potential sales of KALBITOR, experience harm to our reputation and the reputation of KALBITOR in the marketplace or become subject to government investigations or lawsuits, including class actions.  Any of these results could decrease or prevent any sales of KALBITOR or substantially increase the costs and expenses of commercializing and marketing KALBITOR.

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

We are marketing and selling KALBITOR ourselves in the United States, and have only limited experience with marketing, sales or distribution of drug products. If we are unable to adequately establish the capabilities to sell, market and distribute KALBITOR, either ourselves or by entering into agreements with others, or to maintain such capabilities, we will not be able to successfully sell KALBITOR.  In that event, we will not be able to generate significant product sales.  We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

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

We have hired sales and marketing professionals for the commercialization of KALBITOR throughout the United States.  Even with these sales and marketing personnel, we may not have the necessary size and experience of the sales and marketing force and the appropriate distribution capabilities necessary to successfully market and sell KALBITOR.  Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming.  Our expenses associated with building up and maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of KALBITOR.  We cannot guarantee that we will be successful in commercializing KALBITOR and a failure to do so would adversely affect our business prospects .

If we market KALBITOR in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.  Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or “off-label” uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors and because government scrutiny in this area is high, it is possible that some of our business activities could come under that scrutiny.

In recent years, several states and localities, including California, the District of Columbia, Maine, Massachusetts, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, although we have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code) and the Office of Inspector General’s (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

Regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR, if we or others identify side effects after KALBITOR is on the market.  Changes in KALBITOR’s approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

•
ViroPharma Inc.— In October 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously.  Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA.  In June 2009, FDA approved patient labeling for Cinryze to include self-administration for routine prophylaxis, once patients are properly trained by their healthcare provider. In March 2010, ViroPharma initiated a Phase 2 clinical trial of Cinryze for the treatment of acute HAE attacks in children under the age of 12. The company also announced plans for a Phase 2 trial evaluating subcutaneous administration of Cinryze. ViroPharma also announced in March 2010 that it had filed an EU Marketing Authorisation Application for the use of its C1 inhibitor for acute treatment and prophylaxis against HAE.

•
CSL Behring— In October 2009, CSL Behring received FDA approval for its plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously.  Berinert was approved for treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA.  Berinert was launched in the United States in January 2010.  CSL Behring also completed Mutual Recognition Procedure in December 2008, allowing the sale of Berinert® P in more than 20 European countries. Berinert® P has been sold in a subset of European countries since 1985. Additionally, CSL Behring is also conducting a clinical trial evaluating subcutaneous administration of Berinert.

•
Jerini AG/Shire plc—Jerini AG received European Union market approval in July 2008 for its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is delivered by subcutaneous injection.  In April 2008, the FDA issued a Not Approvable letter for icatibant.  Icatibant has orphan drug designations from the FDA and in Europe.  In June 2009, Jerini/Shire initiated a new Phase 3 United States trial of icatibant for acute HAE attacks. A study evaluating the safety of self-administered icatibant is ongoing in the EU.

•
Pharming Group NV— Pharming filed for market approval from the EMA for its recombinant C1-esterase inhibitor, known as Rhucin®, which is delivered intravenously.  In December 2007 and March 2008, Pharming received negative opinions from the EMA.  In September 2009, Pharming filed a new MAA with the EMA.  In January 2010, the company reported that it  received the Day 120 List of Questions from the Committee for Medicinal Products for Human Use and that at this stage, no major concerns were  raised.  A response to the List of Questions was filed in March 2010.  Pharming has also reported that a pre-BLA meeting with the FDA occurred in December 2009.  Pharming’s recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $59.7 million at March 31, 2010.  The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016.  In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

As a result of the security interest granted to Cowen Healthcare, we are restricted in our ability to sell our rights to part or all of those assets, or take certain other actions, without first obtaining permission from Cowen.  This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

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

       The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through March 31, 2010, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

10.1
2010 base salaries and target bonuses for Dyax’s named executive officers. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 17, 2010 and incorporated herein by reference.

10.2
Amendment No. 1 to Common Stock Purchase Agreement between Dyax Corp. and Azimuth Opportunity, Ltd. dated February 16, 2010.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 17, 2010 and incorporated herein by reference.

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

DYAX CORP.

Date: May 3, 2010
/s/ George Migausky
George Migausky Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

10.1
2010 base salaries and target bonuses for Dyax’s named executive officers. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 17, 2010 and incorporated herein by reference.

10.2
Amendment No. 1 to Common Stock Purchase Agreement between Dyax Corp. and Azimuth Opportunity, Ltd. dated February 16, 2010.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on February 17, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.