Form 10-Q
period 2010-06-30
DYAX CORP
filed 2010-08-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer      ☐     Accelerated filer      ☒  Non-accelerated filer      ☐     Smaller reporting company      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 23, 2010:  98,400,476

DYAX CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,736	$29,386
Short-term investments	48,637	23,009
Accounts receivable, net	4,305	2,723
Inventory	1,103	578
Other current assets	2,485	2,816
Total current assets	102,266	58,512
Fixed assets, net	2,710	3,508
Restricted cash	2,188	2,177
Other assets	517	604
Total assets	$107,681	$64,801
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$10,060	$11,787
Current portion of deferred revenue	6,716	10,345
Current portion of long-term obligations	809	890
Other current liabilities	978	1,364
Total current liabilities	18,563	24,386
Deferred revenue	11,801	19,785
Note payable	56,283	58,096
Long-term obligations	263	653
Deferred rent and other long-term liabilities	365	483
Total liabilities	87,275	103,403
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 98,350,514 and 78,074,052 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	984	781
Additional paid-in capital	441,499	378,421
Accumulated deficit	(422,126)	(417,819)
Accumulated other comprehensive income	49	15
Total stockholders' equity (deficit)	20,406	(38,602)
Total liabilities and stockholders' equity (deficit)	$107,681	$64,801

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$1,931	$—	$3,174	$—
Development and license fee revenues	13,211	4,818	32,016	10,797
Total revenues	15,142	4,818	35,190	10,797

Costs and expenses:
Cost of product sales	92	—	128	—
Research and development expenses	8,034	11,421	15,803	30,692
Selling, general and administrative expenses	8,372	5,164	16,951	12,993
Restructuring costs	—	—	—	1,936
Total costs and expenses	16,498	16,585	32,882	45,621
Income (loss) from operations	(1,356)	(11,767)	2,308	(34,824)

Other income (expense):
Interest income	48	66	75	179
Interest and other expenses	(3,953)	(2,718)	(6,690)	(4,665)
Total other expense	(3,905)	(2,652)	(6,615)	(4,486)
Net loss	(5,261)	(14,419)	(4,307)	(39,310)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(132)	—	(180)
Unrealized gain (loss) on investments	34	(49)	34	(133)
Comprehensive loss	$(5,227)	$(14,600)	$(4,273)	$(39,623)

Basic and diluted net loss per share	$(0.05)	$(0.23)	$(0.05)	$(0.62)
Shares used in computing basic and diluted net loss per share	97,568,409	63,679,410	87,995,184	63,386,244

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,307)	$(39,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	(3)	125
Depreciation and amortization of fixed assets	771	1,229
Amortization of intangibles	1	251
Non-cash interest expense	1,100	1,687
Compensation expenses associated with stock-based compensation plans	1,964	3,550
(Gain) loss on disposal of fixed assets	51	(4)
Provision for doubtful accounts	(15)	10
Changes in operating assets and liabilities:
Accounts receivable	(1,567)	2,349
Prepaid research and development and other current assets	(380)	908
Inventory	(461)	—
Accounts payable and accrued expenses	(3,219)	(1,400)
Accrued restructuring	—	15
Deferred revenue	(11,613)	303
Other long-term liabilities and assets	97	(255)
Net cash used in operating activities	(17,581)	(30,542)
Cash flows from investing activities:
Purchase of fixed assets	(101)	(397)
Purchase of investments	(36,590)	(11,017)
Proceeds from maturity of investments	11,000	23,500
Proceeds from sale of fixed assets	29	6
Restricted cash	700	—
Net cash (used in) provided by investing activities	(24,962)	12,092
Cash flows from financing activities:
Net proceeds from common stock offerings	61,133	17,610
Proceeds from note payable	—	14,820
Repayment of long-term obligations	(2,407)	(4,329)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	167	191
Net cash provided by financing activities	58,893	28,292
Effect of foreign currency translation on cash balances	—	49
Net increase decrease in cash and cash equivalents	16,350	9,891
Cash and cash equivalents at beginning of the period	29,386	27,668
Cash and cash equivalents at end of the period	$45,736	$37,559
Supplemental disclosure of non-cash investing and financing activities:
Warrant issued in connection with note payable	$—	$477

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. The Company began commercializing KALBITOR® (ecallantide) for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  KALBITOR was discovered using Dyax’s proprietary drug discovery technology, known as phage display.  This technology is also used to identify other antibody, small protein and peptide compounds for clinical development and has provided the Company an internal pipeline of drug candidates and numerous licenses and collaborations that generate revenues through funded research, license fees, milestone payments and royalties.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

 Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's European subsidiaries Dyax S.A. and Dyax BV.  All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At June 30, 2010 and December 31, 2009, approximately 97% and 81% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of U.S. government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its exclusive distributor.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of June 30, 2010, three customers accounted for 58%, 14% and 12% of the accounts receivable balance all of which were collected subsequent to the quarter end.  One customer accounted for approximately 64% of the Company's accounts receivable balance as of December 31, 2009, which was received in the first quarter of 2010.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year when purchased.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2010, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $48.6 million and an unrealized gain of $49,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2009, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $23.0 million and had an unrealized gain of $15,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. Included in the cost of inventory are employee stock-based compensation costs capitalized under Accounting Standards Codification (ASC) 718.

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

Guarantees

The Company has determined that it is not a party to any agreements that fall within the scope of Guarantees of indebtedness in accordance with ASC 460, Guarantees.  The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of June 30, 2010 and December 31, 2009.

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

Product Sales and Allowances

Product Sales.  All product sales are generated from the sale of KALBITOR to ASD Specialty Healthcare Inc. (ASD), the Company’s exclusive wholesale distributor and US Bioservices Corporation (US Bio), its exclusive specialty pharmacy, both of which are wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG).  Product sales are recorded upon delivery to ASD and US Bio.  These sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, the patient financial assistance program, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

The Company maintains a service contract with its specialty pharmacy US Bio for patient service initiatives. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that the services are at fair value and represent a separate and identifiable benefit related to these services and accordingly, has classified them as selling, general and administrative expense.

Prompt Payment Discounts.  The Company offers a prompt payment discount to its customers ASD and US Bio.  Since the Company expects their customers will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  The Company estimates reductions to product sales for Medicaid and Veterans’ Administration (VA) programs, as well as with respect to certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on market research data related to payer mix, actual sales data and historical experience for similar products sold by others.  These allowances are adjusted each period based on actual experience.

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

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at a price lower than the list price charged to the Company’s distributor.  The distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Chargeback amounts for Public Health Service are generally determined at the time of resale to the qualified healthcare provider from the distributor, and the Company will generally issue credits for such amounts after receiving notification from the distributor.

The Company offers a financial assistance program, which involves the use of a patient voucher, for qualified KALBITOR patients in order to aid a patient’s access to KALBITOR.  The Company estimates its liability from this voucher program based on actual redemption rates.

Although allowances and accruals are recorded at the time of product sale, certain rebates are typically paid out, on average, up to six months or longer after the sale.  Reserve estimates are evaluated quarterly and if necessary, adjusted to reflect actual results.  Any such adjustments will be reflected in the Company’s operating results in the period of the adjustment.

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

The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value and the fair value of the undelivered performance obligations, typically including research and/or steering committee services, can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations are accounted for separately once the obligations are fulfilled. If the license is considered to either not have stand-alone value or have stand-alone value but the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

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

Standard terms of the patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. Perpetual patent licenses are recognized immediately if the Company has no future obligations and the payments are upfront.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly the majority of the costs of KALBITOR sold during the three and six months ended June 30, 2010 are not included in cost of product sales.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates. At June 30, 2010 and December 31, 2009, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. Beginning July 1, 2009, all currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations. Prior to the closure of the Liege, Belgium facility, currency translation adjustments were made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets. The change is a result of the closure of the Liege, Belgium facility. For the three and six months ending June 30, 2010, the translation of foreign currencies generated a loss of $54,000 and $94,000, respectively.  For the three and six months ending June 30, 2009, the translation of foreign currencies generated a loss of $132,000 and $180,000, respectively.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its Employee Stock Purchase Plan (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted, in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended June 30, 2010 and 2009, and therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 10,368,180 and 9,689,142 shares of common stock were outstanding at June 30, 2010 and 2009, respectively.

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

Business Segments

The Company discloses business segments under ASC 280, Segment Reporting.   The statement established standards for reporting information about operating segments and disclosures about products and services, geographic areas and major customers.  The Company operates as one business segment with one geographic area.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In October 2009, the FASB issued a new accounting standard which amends existing revenue recognition accounting pronouncements for Multiple-Deliverable Revenue Arrangements.  This new standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item in circumstances when there is no other means to determine the fair value of that undelivered item. Multiple-deliverable revenue arrangement guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is no later than January 1, 2011.  While the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations, this standard may have an impact in the event that future transactions are completed or existing collaborations are materially modified.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance a company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for the Company is no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

3. SIGNIFICANT TRANSACTIONS

Sigma-Tau

In June 2010, the Company entered into a strategic partnership agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous DX-88 (ecallantide) for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, Middle East and Russia (the Territories).  The Company retains its rights to DX-88 in all other territories.

Under the terms of the agreement, Sigma-Tau made a $2.5 million upfront payment, which was received in July 2010.  In addition, Sigma-Tau purchased 636,132 shares of the Company’s common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.  The Company is also eligible to receive over $100 million in development and sales milestones related to DX-88 and royalties equal to 41% of net sales of product, as adjusted for product costs.  Sigma-Tau will pay costs associated with regulatory approval and commercialization in the licensed territories.  In addition, the Company and Sigma-Tau will share equally the costs for all development activities for optional future indications developed in partnership with Sigma-Tau.

The Company applied the provisions of multiple deliverable arrangements in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the technology license and development, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.   The first unit of accounting includes the technology license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  The Company has the ability to estimate the scope and timing of their involvement in the future development of this program as the Company’s obligations under the development period are clearly defined and therefore are recognizing revenue related to the first unit of accounting utilizing a proportional performance model based on the actual effort performed in proportion to the total estimated level of effort.   Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.  The second unit of accounting relates to manufacturing services under which manufacturing revenue will be recognized as manufacturing services are completed during commercialization of DX-88 in the Territories.

The $2.5 million upfront payment, $922,000 in premium equity which represented the difference between the purchase price and the closing price of the common stock on the date of the stock purchase by Sigma-Tau and estimated reimbursements related to the development services, are being recorded as revenue under the proportional performance method.  As future substantive milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract’s entire performance period, starting with the contract’s commencement. A portion of the milestone payment, equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.

The Company recognized revenue of approximately $51,000 related to this agreement for the three and six months ending June 30, 2010.  As of June 30, 2010, the Company has deferred $3.4 million of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sale of Xyntha Royalty Rights

During the three months ended June 30, 2010, the Company sold its rights to royalties and other payments related to the commercialization of the product Xyntha, which was developed by one of the Company’s licensees under the LFRP.  Under the terms of this sale, the Company received an upfront cash payment of $9.8 million and is eligible to receive milestone payments of up to $2.0 million based on 2010 and 2011 product sales.  A portion of the upfront cash payment was required to be applied to the Company’s loan with Cowen Healthcare (see Note 7 – Note Payable), including a $1.9 million principal reduction and interest expense of $1.3 million.  The Company evaluated the guidelines of ASC 470-10 “Sale of Future Revenues” and has determined that it has no substantive future obligations under the arrangement.  During the three months ended June 30, 2010, the full amount of the $9.8 million upfront payment was recognized as revenue.

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

On March 31, 2010, Cubist announced its plan to stop investing in the clinical development of DX-88 as a therapy to reduce blood loss during surgery and its intention to terminate the 2008 agreement with the Company.  Based upon Cubist’s decision to end clinical development of this program, $13.8 million of deferred revenue was recognized as revenue in first quarter of 2010 as the development period had ended.  During the three and six months ended June 30, 2009, the Company recognized revenue of $1.1 million and $2.1 million, respectively, related to this agreement.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of June 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$42,560	$42,560	$—	$—
Marketable debt securities	48,637	48,637	—	—
Total	$91,197	$91,197	$—	$—

Description (in thousands)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,638	$19,638	$—	$—
Marketable debt securities	23,009	23,009	—	—
Total	$42,647	$42,647	$—	$—

As of June 30, 2010 and December 31, 2009, the Company's investments consisted of U.S. Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

In December 2009, the Company received marketing approval of KALBITOR by the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory, which consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw Materials	$646	$472
Work in Progress	237	106
Finished Goods	220	—
Total	$1,103	$578

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Accounts payable	$2,075	$686
Accrued employee compensation and related taxes	3,295	4,296
Accrued external research and development and contract manufacturing	2,724	2,431
Accrued license fees	355	2,047
Other accrued liabilities	1,611	2,327
Total	$10,060	$11,787

7. NOTE PAYABLE

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

Under the terms of the loan agreement, the Company is required to repay the Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years from the date of funding of each loan the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.

In addition, under the terms of the loan agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.  During the three months ended June 30, 2010, the Company sold its rights to royalties and other payments related to the commercialization of a product developed by one of the Company’s licensees under the LFRP for $9.8 million (see Note 3, Significant Transactions - Sale of Xyntha Royalty Rights).

In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at a 50% premium over the 30-day average closing price ending on August 4, 2008.  The warrant expires in August 2016 and became exercisable on August 5, 2009.  The Company has estimated the relative fair value of the warrant to be $853,000, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at a 25% premium over the 45-day average closing price ending on March 17, 2009.  The warrant expires in August 2016 and became exercisable on March 27, 2010. The Company has estimated the relative fair value of the warrant to be $477,000, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.

The following table reflects the activity on the Loan for financial reporting purposes for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Beginning balance	$58,157	$57,913	$58,096	$46,880
Accretion on warrants and discount	61	61	122	103
Loan activity:
Tranche B (net proceeds)	—	—	—	14,343
Interest expense	2,511	2,594	5,106	4,494
Payments applied to principal	(1,935)	—	(1,935)	(3,352)
Payments applied to interest	(1,533)	(1,302)	(4,128)	(3,202)
Accrued interest payable	(978)	(1,292)	(978)	(1,292)
Ending book balance	$56,283	$57,974	$56,283	$57,974

The Loan principal balance at June 30, 2010, and December 31, 2009 was $57.8 million and $59.7 million, respectively.  The estimated fair value of the note payable was $46.6 million at June 30, 2010.

8. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

 In June 2010, the Company issued 636,132 shares of its common stock for an aggregate purchase price of $2.5 million in connection with a strategic partnership transaction (see Note 3, Significant Transactions - Sigma Tau).

In March 2010, the Company issued 17,000,000 shares of its common stock in an underwritten public offering.  In connection with this offering, in April 2010, the underwriters exercised in full their over-allotment option to purchase an additional 2,550,000 shares of common stock.  Net proceeds to the Company were approximately $59.6 million, after deducting underwriting fees and offering expenses.

In June 2009, the Company issued an aggregate of 8,539,605 shares of its common stock in an underwritten public offering at a price of $2.02 per share.  The aggregate net proceeds to the Company were approximately $16.1 million after deducting underwriting fees and offering expenses.

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At June 30, 2010, a total of 4,813,236 shares were available for future grants under the Plan.

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan), as amended, allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense in connection with the Plan for the three and six months ended June 30, 2010 was approximately $5,000 and $31,000, respectively, and $21,000 and $72,000, respectively for the three and six months ended June 30, 2009. There were 49,972 and 49,960 shares purchased under the Plan during the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, a total of 644,042 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Compensation expense related to:
Equity incentive plan	$1,017	$956	$1,933	$3,478
Employee stock purchase plan	5	21	31	72
	$1,022	$977	$1,964	$3,550

Stock-based compensation expense charged to:
Research and development expenses	$376	$471	$719	$1,116

General and administrative expenses	$646	$506	$1,245	$2,197

Restructuring charges	$—	$—	$—	$237

Stock-based compensation of $17,000 was capitalized into inventory for the six months ended June 30, 2010.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.  During the six months ended June 30, 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 of stock-based compensation expense recorded in relation to restructuring activities.

9. INCOME TAXES

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

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of June 30, 2010, the Company had no unrecognized tax benefits.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. We began commercializing KALBITOR for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  We commercialize KALBITOR on our own in the United States and intend to seek approval and commercialize KALBITOR through partners for HAE and other angioedema indications in markets outside of the United States.

In June 2010, we entered into a collaboration agreement with Sigma-Tau to develop and commercialize subcutaneous DX-88 for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, Middle East and Russia.

We have also licensed DX-88 for development through a collaboration with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for treatment of retinal diseases. We are also exploring use of DX-88 for treatment of ACE inhibitor-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to ACE inhibitors; and acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders.

Beyond DX-88, we have also developed a pipeline of drug candidates using our proprietary drug discovery technology, known as phage display. We use phage display to identify antibody, small protein and peptide compounds with potential for clinical development.

Although we use our phage display technology primarily to advance our own internal development activities, we also leverage it through licenses and collaborations designed to generate revenues and provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies. Through our LFRP, we have more than 70 ongoing license agreements. Currently, our licensees have 17 product candidates in clinical trials and our technology has been used in connection with the manufacturing of one approved product.

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

We have also initiated a Phase 4 observational study which will be conducted with 200 HAE patients to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. The study is designed to identify predictive risk factors and develop effective screening tools to mitigate the risk of hypersensitivity and anaphylaxis. This 4-year study was initiated in February 2010.

U.S. Sales and Marketing

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

Distribution

In 2009, we entered into separate agreements with three wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) to establish an exclusive distribution network for KALBITOR and to provide comprehensive call center services to support its commercialization. The ABSG agreements consist of:

• an agreement with US Bioservices Corporation (US Bio), under which US Bio serves as our exclusive specialty pharmacy for KALBITOR in the United States, and will also manage the KALBITOR Access program for patients and healthcare providers seeking information and access to KALBITOR;

• an agreement with ASD Specialty Healthcare Inc. (ASD), under which ASD serves as our exclusive wholesale distributor for KALBITOR to treating hospitals in the United States; and

• an agreement with Integrated Commercialization Solutions, Inc. (ICS), under which ICS provides warehousing, inventory management and other logistical services in connection with the distribution of KALBITOR throughout the United States.

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

To date, the DX-88 drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Avecia Biologics Limited, a subsidiary of Merck & Co., Inc. (Avecia). As a result of previously completed manufacturing activities conducted at Avecia, we have significant inventories of DX-88 drug substance, which we believe are sufficient to supply all ongoing studies relating to DX-88 and KALBITOR, and to meet the anticipated market demand for KALBITOR well into 2011. Under existing arrangements with Avecia, they have agreed to conduct additional manufacturing campaigns, as necessary to supplement existing inventory. Additionally, we are in the process of evaluating alternative arrangements for long-term commercial supply of DX-88 drug substance.

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

KALBITOR Outside of the United States

In markets outside of the United States, we intend to seek approval and commercialize KALBITOR for HAE and other angioedema indications in conjunction with multiple partners by entering into license or collaboration agreements with companies that have established distribution systems and direct sales forces in such territories.

In June 2010, we entered into a strategic partnership agreement with a subsidiary of the pharmaceutical company Sigma-Tau to develop and commercialize subcutaneous DX-88 for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, Middle East and Russia.  We retained our rights to DX-88 in all other territories.  Under the terms of the agreement, Sigma-Tau made a $2.5 million upfront payment to us and also purchased 636,132 shares of our common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.  We will also be eligible to receive over $100 million in development and sales milestones related to DX-88 and royalties equal to 41% of net sales of product.  Sigma-Tau will pay the costs associated with regulatory approval and commercialization in the licensed territories.  In addition, we and Sigma-Tau will share equally the costs for all development activities for future indications developed in partnership with Sigma-Tau.

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for DX-88 for the treatment of HAE.   In July 2010, the EMA completed its validation process for the MAA for potential approval to market DX-88 (ecallantide) in the European Union (EU).  The completion of this validation process signifies that the formal scientific review of the MAA has begun.  We anticipate that the MAA will be transferred from us to Sigma-Tau prior to any approval decision.  If approved, DX-88 will receive marketing authorization in 27 EU member states.

DX-88 FRANCHISE

DX-88 for treatment of Other Angioedemas.    In addition to its approved commercial use, we are also developing DX-88 in other angioedema indications. Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, DX-88 has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati on an investigator sponsored study for drug-induced angioedema.  We also plan to initiate a Dyax-sponsored Phase 2 clinical study for this indication by early 2011.

We are also exploring with FDA, the use of DX-88 for acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders, as well as for pediatric use in HAE in an “expanded access” setting.

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

DX-88 for Ophthalmic Indications.    We have entered into a license agreement with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis in 2009, for the development of DX-88 for treatment of retinal diseases in the EU. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which a Phase 1 trial was initiated in the third quarter of 2009.  We retain all rights to commercialize DX-88 in this indication outside of the EU. Under the license agreement, we do not receive milestone payments, but are entitled to receive tiered royalties, ranging from the high teens to mid twenties, based on sales of DX-88 by Fovea in the EU.  If we elect to commercialize DX-88 in this indication outside of the EU, Fovea will be entitled to receive royalties from us, ranging from the low to mid teens, based on our sales of DX-88 outside the EU. The term of the agreement continues until the expiration of the licensed patents or, if later, the eleventh anniversary of the first commercial sale of DX-88 in an ophthalmic indication. The agreement may be terminated by Fovea on prior notice to us and by either party for cause.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenues.   Total revenues for the three months ended June 30, 2010 (the 2010 Quarter) was $15.1 million, compared with $4.8 million for the three months ended June 30, 2009 (the 2009 Quarter).

Product Sales.  We began commercializing KALBITOR for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010.  We sell KALBITOR to ABSG, which functions as our exclusive distributor, and we recognize revenue when title and risk of loss have passed to ABSG, typically delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2010 Quarter, product sales of KALBITOR were $1.9 million, net of product discounts and allowances of $104,000.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $13.2 million in the 2010 Quarter and $4.8 million in the 2009 Quarter.  The 2010 increase was due to $9.8 million in revenue recognized under the sale of rights to royalties and other payments related to the product Xyntha, which was developed by one of our licensees under the LFRP.  The increase is offset by $1.1 million of revenue recognized in the 2009 Quarter associated with the Cubist license, for which there was no revenue in the 2010 Quarter, based upon Cubist’s announcement to end its DX-88 development program in the first quarter of 2010.

Cost of Product Sales. We incurred $92,000 of costs associated with product sales during the 2010 Quarter.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during this quarter.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs well into 2011.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended June 30,
	2010	2009
	(In thousands)
KALBITOR development costs	$4,702	$4,698
DX-88 drug substance manufacturing costs	—	2,547
Other research and development expenses	3,332	4,176
Research and development expenses	$8,034	$11,421

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval.  The decrease in costs in the 2010 Quarter is due to a $2.5 million decrease in manufacturing costs, as well as a $627,000 decrease in occupancy costs.  Costs incurred in research and development may increase in future periods as our development programs advance.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR in 2010 and costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. Selling, general and administrative expenses for the 2010 and 2009 Quarters were $8.4 million and $5.2 million, respectively.  Costs increased during the 2010 Quarter due to additional infrastructure to support the commercialization of KALBITOR, including the expansion of sales and marketing personnel.  This includes increases of $1.6 million in internal sales and marketing expenses and $1.3 million in external sales and marketing expenses.  Selling, general and administrative expenses may increase in future periods as the commercialization of KALBITOR expands.

Interest Expense.  Interest expense was $3.9 million in the 2010 Quarter compared to $2.7 million in 2009.  The 2010 increase is primarily due to additional interest expense of approximately $1.3 million for payments due under the Cowen Healthcare loan in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Six Months Ended June 30, 2010 and 2009

Revenues.   Total revenues for the six months ended June 30, 2010 (the 2010 Period) was $35.2 million, compared with $10.8 million for the six months ended June 30, 2009 (the 2009 Period).

Product Sales.  We began commercializing KALBITOR for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010.  We sell KALBITOR to ABSG, which functions as our exclusive distributor, and we recognize revenue when title and risk of loss have passed to ABSG, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2010 Period, product sales of KALBITOR were $3.2 million, net of product discounts and allowances of $173,000.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $32.0 million in the 2010 Period and $10.8 million in the 2009 Period, an increase of $21.2 million.  The 2010 increase was due to $9.8 million in revenue recognized under the sale of rights to royalties and other payments related to the product Xyntha, which was developed by one of our licensees under the LFRP and $13.8 million of previously deferred revenue associated with the Cubist license that was fully recognized during the 2010 Period based upon Cubist’s announcement to end its DX-88 development program.  During the 2009 Period, $2.1 million of revenue was recognized associated with the Cubist license.

Cost of Product Sales. We incurred $128,000 of costs associated with product sales during the 2010 Period.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during this period.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs well into 2011.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows):

	Six Months Ended June 30,
	2010	2009
	(In thousands)
KALBITOR development costs	$8,469	$10,353
DX-88 drug substance manufacturing costs	—	8,182
Other research and development expenses	7,334	12,157
Research and development expenses	$15,803	$30,692

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research and development activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval.  The decrease in costs from the 2009 Period to the 2010 Period is primarily due to an $8.0 million decrease in manufacturing costs and $4.9 million in lower personnel expenses resulting from our workforce reduction in the 2009 Period.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR in 2010, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees, market research, promotion activities and the reporting requirements of a public company. Selling, general and administrative expenses for the 2010 and 2009 Periods were $17.0 million and $13.0 million, respectively.  Costs increased $4.0 million during the 2010 Period due to additional infrastructure to support the commercialization of KALBITOR, including the expansion of sales and marketing personnel.  This includes increases of $3.1 million in internal sales and marketing expenses and $1.3 million in external sales and marketing expenses.  These increases are offset by a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options in the 2009 Period.

Restructuring and Impairment.  In March 2009, we implemented a workforce reduction to focus our resources on the commercialization of KALBITOR and to support our long-term financial success.  As a result, during the 2009 Period, we recorded one-time restructuring charges related to the workforce reduction of approximately $1.9 million.

Interest Expense.  Interest expense was $6.6 million in the 2010 Period compared to $4.7 million in 2009.  The 2010 increase is primarily due to additional interest expense of approximately $1.3 million for payments due under the Cowen Healthcare loan in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Liquidity and Capital Resources

	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$45,736	$29,386
Short-term investments	48,637	23,009
Total cash, cash equivalents and investments	$94,373	$52,395

The following table summarizes our cash flow activity for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(17,581)	$(30,542)
Net cash (used in) provided by investing activities	(24,962)	12,092
Net cash provided by financing activities	58,893	28,292
Effect of foreign currency translation on cash balances	—	49
Net increase in cash and cash equivalents	$16,350	$9,891

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through June 30, 2010, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product development and license fees and product sales.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $4.3 million during the six months ended June 30, 2010.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $769,000, and stock-based compensation expense of $2.0 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $17.1 million, including a decrease in accounts payable and accrued expenses of $3.2 million, an increase in accounts receivable of $1.6 million, and a decrease in deferred revenue of $11.6 million.  The change in deferred revenue is primarily due to the recognition of $13.8 million of revenue associated with the Cubist license.

For 2009, our net loss was $39.3 million, of which certain costs were non-cash charges, such as depreciation and amortization costs of $1.6 million, and stock-based compensation expense of $3.6 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $1.9 million, including a decrease in accounts receivable of $2.3 million, offset by a decrease in accounts payable and accrued expenses of $1.4 million.

Investing Activities

Our investing activities for the six months ended June 30, 2010 primarily consisted of timing of the maturity and purchase of investments, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Our investing activities for the six months ended June 30, 2009, consisted of timing of the maturity and purchase of investments, and the purchase of approximately $397,000 of fixed assets.

Financing Activities

Our financing activities for the six months ended June 30, 2010 consisted of net proceeds of $61.1 million from the sale of 20,186,132 shares of our common stock, as well as repayments of long-term debt totaling $2.4 million, including $1.9 million to Cowen Healthcare.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2009, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended June 30, 2010.

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

Product Sales.  Revenue from product sales is recognized when all four of the following criteria are met: (1) we have persuasive evidence an arrangement exists, (2) the price is fixed or determinable, (3) the product has been shipped and title and risk of loss have passed to the customer and (4) collection is reasonably assured.  Our return policy includes provisions for returns of our product when it has expired or was damaged in shipment.  Product sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.

Product Sales Allowances.  We establish reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and an increase in accrued expenses.

We maintain a service contract with our specialty pharmacy for customer service initiatives. We have established the fair value of these services and have classified them as selling, general and administrative expense.

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

We offer a financial assistance program, which involves the use of a patient voucher, for qualified KALBITOR patients in order to aid a patient’s access to KALBITOR.  We estimate our liability from this voucher program based on actual redemption rates.

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

During the three and six months ended June 30, 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010

Total gross product sales	$2,035	$3,347

Prompt pay and other discounts	$64	$90
Government rebates and chargebacks	40	73
Returns	-	10
Total product sales allowances	$104	$173

Total product sales, net	$1,931	$3,174

Total product sales allowances as a percent of gross product sales	6%	6%

If product sales allowances as a percentage of total gross product sales increase up to 10%, this change would not have a material impact on our results of operations or cash flows at this time.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2010, we had cash, cash equivalents and investments of approximately $94.4 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2010, we had $58.9 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. – RISK FACTORS

Forward-looking statements

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements about:

• our commercialization of KALBITOR, including revenues and cost of product sales;

• plans to seek market approval for KALBITOR in the EU and other markets outside the United States;

• plans and anticipated timing for pursuing additional indications and uses for DX-88;

• plans to enter into additional collaborative and licensing arrangements for DX-88 and for other compounds in development;

• estimates of potential markets for our products and product candidates;

• the sufficiency of our cash, cash equivalents and short-term investments; and

• expected future operating results.

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

We have incurred net losses on an annual basis since our inception.  As of June 30, 2010, we had an accumulated deficit of approximately $422.1 million.  We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase.

We have generated minimal revenue from product sales to date, and it is possible that we will never have significant product sales revenue.  Currently, we generate most of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology.  To become profitable, we, alone or with our collaborators, must either successfully commercialize KALBITOR or develop and commercialize our other product candidates or continue to leverage our phage display technology to generate significant research funding and licensing revenue.  It is possible that we will never have significant product sales revenue or receive significant royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

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

Our revenues and operating results have fluctuated significantly on a quarter to quarter basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

•	the future sales of KALBITOR, if any, and related costs to commercialize the product;

•	the cost and timing of our increased research and development, manufacturing and commercialization activities;

•	the establishment of new collaborative and licensing arrangements;

•	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize our product candidates;

•	the timing, receipt and amount of payments, if any, from current and prospective collaborators, including the completion of certain milestones; and

•	revenue recognition and other accepted accounting policies.

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

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE that may be treated with KALBITOR;

•	HAE patients’ ability to obtain and maintain sufficient coverage or reimbursement by third-party payers;

•	acceptance of KALBITOR in the medical community;

•	ability to effectively market and distribute KALBITOR in the United States;

•	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers.

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

We currently rely on by Avecia Biologics Limited, a subsidiary of Merck & Co., Inc. (Avecia), to produce the bulk drug substance used in the manufacture of KALBITOR and other potential DX-88 products. Our business, therefore, faces risks of difficulties with, and interruptions in, performance by Avecia, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential DX-88 products in the future. The failure of Avecia to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential DX-88 products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. If the operations of Avecia are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We do not currently have a long-term commercial supply agreement with Avecia for the production of DX-88 drug substance. We are working to establish a long-term supply contract with Avecia or an alternative contract manufacturer. However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all. We believe that our current supply of the DX-88 drug substance used to manufacture KALBITOR will be sufficient to meet market demand for KALBITOR well into 2011, but these estimates are subject to changes in market conditions and other factors beyond our control. If we are unable to execute a long-term supply agreement or otherwise secure a dependable source for drug substance before our current inventory of DX-88 drug substance is exhausted, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential DX-88 products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

•
ViroPharma Inc.— In 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. In June 2009, FDA approved patient labeling for Cinryze to include self-administration for routine prophylaxis, once patients are properly trained by their healthcare provider. In March 2010, ViroPharma initiated a Phase 2 clinical trial of Cinryze for the treatment of acute HAE attacks in children under the age of 12. The company also announced plans for a Phase 2 trial evaluating subcutaneous administration of Cinryze and that it had filed an EU Marketing Authorisation Application for the use of its C1 inhibitor for acute treatment and prophylaxis against HAE.

•
Jerini AG/Shire plc—Jerini AG received EU market approval in July 2008 for its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is delivered by subcutaneous injection. In April 2008, the FDA issued a Not Approvable letter for icatibant. Icatibant has orphan drug designations from the FDA and in Europe. In June 2009, Jerini/Shire initiated a new Phase 3 United States trial of icatibant for acute HAE attacks. A study evaluating the safety of self-administered icatibant is ongoing in the EU.

•
Pharming Group NV— In September 2009, Pharming filed for market approval from the EMA for its recombinant C1-esterase inhibitor, known as Ruconest (previously Rhucin®) which is delivered intravenously. In June 2010, Pharming announced that it received a positive opinion from the CHMP committee. The company has also reported that a pre-BLA meeting with the FDA occurred in December 2009. Pharming’s recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $57.8 million at June 30, 2010. The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016. In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP. We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2012. In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through June 30, 2010, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

10.1†	Royalty Interest Purchase Agreement between the Company and KGH Domestic III, LP dated April 16, 2010. Filed herewith.

10.2†	Joint Development and License Agreement between the Company and Defiante Farmaceutica S.A. dated June 18, 2010. Filed herewith.

10.3	Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

Date: August 2, 2010
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

10.1†	Royalty Interest Purchase Agreement between the Company and KGH Domestic III, LP dated April 16, 2010. Filed herewith.

10.2†	Joint Development and License Agreement between the Company and Defiante Farmaceutica S.A. dated June 18, 2010. Filed herewith.

10.3	Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†
This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.