Form 10-Q/A
period 2010-06-30
DYAX CORP
filed 2010-11-02
CIK 907562

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

YES        ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 23, 2010: 98,400,476.

EXPLANTORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 of Dyax Corp (the “Company”), which was filed with the Securities and Exchange Commission on August 2, 2010 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of filing a corrected Exhibit 10.1.  Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

Part II – OTHER INFORMATION

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

Date: November 2, 2010
/s/ George Migausky
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)