Form 10-Q
period 2010-09-30
DYAX CORP
filed 2010-11-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 22, 2010:  98,506,451

DYAX CORP.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,792	$29,386
Short-term investments	54,718	23,009
Accounts receivable, net	1,771	2,723
Inventory	1,426	578
Other current assets	2,971	2,816
Total current assets	93,678	58,512
Fixed assets, net	2,401	3,508
Restricted cash	2,188	2,177
Other assets	434	604
Total assets	$98,701	$64,801
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$9,038	$11,787
Current portion of deferred revenue	7,556	10,345
Current portion of long-term obligations	699	890
Other current liabilities	961	1,364
Total current liabilities	18,254	24,386
Deferred revenue	13,132	19,785
Note payable	56,345	58,096
Long-term obligations	167	653
Deferred rent and other long-term liabilities	300	483
Total liabilities	88,198	103,403
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 98,500,976 and 78,074,052 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	985	781
Additional paid-in capital	442,815	378,421
Accumulated deficit	(433,380)	(417,819)
Accumulated other comprehensive income	83	15
Total stockholders' equity (deficit)	10,503	(38,602)
Total liabilities and stockholders' equity (deficit)	$98,701	$64,801

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share data)
Revenues:

Product sales, net	$2,622	$—	$5,796	$—
Development and license fee revenues	4,329	4,508	36,345	15,305
Total revenues	6,951	4,508	42,141	15,305

Costs and expenses:

Cost of product sales	119	—	247	—
Research and development expenses	7,940	7,095	23,743	37,787
Selling, general and administrative expenses	7,668	5,923	24,619	18,916
Restructuring costs	—	395	—	2,331
Impairment of fixed assets	—	955	—	955
Total costs and expenses	15,727	14,368	48,609	59,989
Loss from operations	(8,776)	(9,860)	(6,468)	(44,684)

Other income (expense):
Interest income	62	379	137	558
Interest and other expenses	(2,540)	(2,712)	(9,230)	(7,377)
Total other expense	(2,478)	(2,333)	(9,093)	(6,819)
Net loss	(11,254)	(12,193)	(15,561)	(51,503)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	(311)	—	(491)
Unrealized gain (loss) on investments	(1)	(1)	33	(134)
Comprehensive loss	$(11,255)	$(12,505)	$(15,528)	$(52,128)

Basic and diluted net loss per share	$(0.11)	$(0.17)	$(0.17)	$(0.78)
Shares used in computing basic and diluted net loss per share	98,401,835	72,485,047	91,502,187	66,452,507

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,561)	$(51,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	26	139
Depreciation and amortization of fixed assets	1,132	1,770
Amortization of intangibles	2	377
Impairment of fixed assets	—	955
Non-cash interest expense	1,145	1,290
Compensation expenses associated with stock-based compensation plans	2,935	4,407
(Gain) loss on disposal of fixed assets	51	(33)
Provision for doubtful accounts	15	—
Non-cash other income	—	(337)
Changes in operating assets and liabilities:
Accounts receivable	937	3,617
Prepaid research and development and other current assets	(622)	106
Inventory	(752)	—
Accounts payable and accrued expenses	(4,307)	(4,785)
Deferred revenue	(9,442)	(944)
Other long-term liabilities and assets	179	(257)
Net cash used in operating activities	(24,262)	(45,198)
Cash flows from investing activities:
Purchase of fixed assets	(176)	(450)
Purchase of investments	(53,667)	(26,511)
Proceeds from maturity of investments	21,999	30,506
Proceeds from sale of fixed assets	29	51
Restricted cash	700	—
Net cash (used in) provided by investing activities	(31,115)	3,596
Cash flows from financing activities:
Net proceeds from common stock offerings	61,133	17,852
Proceeds from note payable	—	14,820
Repayment of long-term obligations	(2,613)	(4,588)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	263	407
Net cash provided by financing activities	58,783	28,491
Effect of foreign currency translation on cash balances	—	29
Net increase (decrease) in cash and cash equivalents	3,406	(13,082)
Cash and cash equivalents at beginning of the period	29,386	27,668
Cash and cash equivalents at end of the period	$32,792	$14,586
Supplemental disclosure of non-cash investing and financing activities:
Warrant issued in connection with note payable	$—	$477

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

KALBITOR was discovered using Dyax’s proprietary drug discovery technology, known as phage display.  This technology is also used to identify other antibody, small protein and peptide compounds with therapeutic potential and has provided the Company an internal pipeline of drug candidates and numerous licenses and collaborations that generate revenues through funded research, license fees, milestone payments and royalties.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At September 30, 2010 and December 31, 2009, approximately 93% and 81% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its exclusive distributor.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of September 30, 2010, two customers accounted for 71% and 14% of the accounts receivable balance.  One customer accounted for approximately 64% of the Company's accounts receivable balance as of December 31, 2009, which was collected in the first quarter of 2010.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year when purchased.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2010, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost of $54.6 million, an estimated fair value of $54.7 million and an unrealized gain of $83,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2009, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $23.0 million and had an unrealized gain of $15,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

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

Guarantees

The Company has determined that it is not a party to any agreements that fall within the scope of Guarantees of indebtedness in accordance with ASC 460, Guarantees.  The Company generally does not provide indemnification with respect to the license of its phage display technology. The Company does generally provide indemnifications for claims of third parties that arise out of activities that the Company performs under its collaboration, product development and cross-licensing activities. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions in some instances may be unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to any indemnification obligations under its license agreements. As a result, the Company believes the estimated fair value of these obligations is minimal. The Company has no liabilities recorded for any of its indemnification obligations recorded as of September 30, 2010 and December 31, 2009.

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

Product Sales and Allowances

Product Sales.  All product sales are generated from the sale of KALBITOR to ASD Specialty Healthcare Inc. (ASD), the Company’s exclusive wholesale distributor, and US Bioservices Corporation (US Bio), its exclusive specialty pharmacy, both of which are wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG).  Product sales are recorded upon delivery to ASD and US Bio.  These sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.

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

The Company maintains a service contract with US Bio for patient service initiatives. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that the services are at fair value and represent a separate and identifiable benefit related to these services and, accordingly, has classified them as selling, general and administrative expense.

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

Medicaid rebate reserves relate to the Company’s estimated obligations to states under the established reimbursement arrangements of each applicable state.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and the Company will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent the Company’s estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at a price lower than the list price charged to the Company’s distributor.  The distributor will charge the Company for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts for Public Health Service are determined at the time of resale to the qualified healthcare provider from the distributor, and the Company will generally issue credits for such amounts after receiving notification from the distributor.

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

Development and License Fee Revenues

Collaboration Agreements.  The Company enters into collaboration agreements with other companies for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, the majority of the costs of KALBITOR sold during the three and nine months ended September 30, 2010 are not included in cost of product sales.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates. At September 30, 2010 and December 31, 2009, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. Beginning July 1, 2009, all currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations. Prior to the closure of the Company’s Liege, Belgium facility, currency translation adjustments were made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets. The change is a result of the closure of that facility. For the three and nine months ending September 30, 2010, the translation of foreign currencies generated a gain of $61,000 and a loss of $33,000, respectively.  For the three and nine months ending September 30, 2009, the translation of foreign currencies generated a gain of $26,000 and a loss of $154,000, respectively.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its Employee Stock Purchase Plan (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted, in accordance with ASC 260.  Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended September 30, 2010 and 2009, and therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 9,932,997 and 9,136,208 shares of common stock were outstanding at September 30, 2010 and 2009, respectively.

Comprehensive Loss

The Company accounts for comprehensive loss under ASC 220, Comprehensive Income, which established standards for reporting and displaying comprehensive loss and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements.

Business Segments

The Company discloses business segments under ASC 280, Segment Reporting.   The statement established standards for reporting information about operating segments and disclosures about products and services, geographic areas and major customers.  The Company operates as one business segment within one geographic area.

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

3. SIGNIFICANT TRANSACTIONS

CMIC

On September 28, 2010, the Company entered into an agreement with CMIC Co., Ltd, (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan.

Under the terms of the agreement, the Company received a $4.0 million upfront payment.  The Company is also eligible to receive up to $102 million in development and sales milestones for ecallantide in HAE and other angioedema indications and royalties of 20%-24% of net product sales. CMIC is solely responsible for all costs associated with development, regulatory activities, and commercialization of ecallantide for all angioedema indications in Japan. CMIC will purchase drug product from the Company on a cost-plus basis for clinical and commercial supply.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the technology license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.   The first unit of accounting includes the technology license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  The Company has the ability to estimate the scope and timing of their involvement in the future development of this program as the Company’s obligations under the development period are clearly defined and therefore are recognizing revenue related to the first unit of accounting over this period of performance.  For the three and nine months ending September 30, 2010, no revenue was recognized related this agreement.   As of September 30, 2010, the Company has deferred the full amount of the upfront received related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sigma-Tau

In June 2010, the Company entered into a strategic partnership agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide (formerly referred to by Dyax as DX-88) for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.

Under the terms of the agreement, Sigma-Tau made a $2.5 million upfront payment, which was received in July 2010.  In addition, Sigma-Tau purchased 636,132 shares of the Company’s common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.  The Company is also eligible to receive over $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.  Sigma-Tau will pay costs associated with regulatory approval and commercialization in the licensed territories.  In addition, the Company and Sigma-Tau will share equally the costs for all development activities for optional future indications developed in partnership with Sigma-Tau.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the technology license and development, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.   The first unit of accounting includes the technology license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  The Company has the ability to estimate the scope and timing of their involvement in the future development of this program as the Company’s obligations under the development period are clearly defined and therefore are recognizing revenue related to the first unit of accounting utilizing a proportional performance model based on the actual effort performed in proportion to the total estimated level of effort.   Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.  The second unit of accounting relates to manufacturing services under which manufacturing revenue will be recognized as manufacturing services are completed during commercialization of ecallantide in the licensed territories.

The $2.5 million upfront payment, $922,000 in equity which represented the difference between the purchase price and the closing price of the common stock on the date of the stock purchase by Sigma-Tau and estimated reimbursements related to the development services, are being recorded as revenue under the proportional performance method.  As future substantive milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract’s entire performance period, starting with the contract’s commencement. A portion of the milestone payment, equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.

The Company recognized revenue of approximately $498,000 and $549,000 related to this agreement for the three and nine months ending September 30, 2010, respectively.  As of September 30, 2010, the Company has deferred $2.9 million of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sale of Xyntha Royalty Rights

In April 2010, the Company sold its rights to royalties and other payments related to the commercialization of the product Xyntha®, which was developed by one of the Company’s licensees under the Company’s phage display Licensing and Funded Research Program (LFRP).  Under the terms of this sale, the Company received an upfront cash payment of $9.8 million and is eligible to receive milestone payments of up to $2.0 million based on 2010 and 2011 product sales.  A portion of the upfront cash payment was required to be applied to the Company’s loan with Cowen Healthcare (see Note 7 – Note Payable), including a $1.9 million principal reduction and interest expense of $1.3 million.  The Company evaluated the guidelines of ASC 470-10 “Sale of Future Revenues” and has determined that it has no substantive future obligations under the arrangement.  The full amount of the $9.8 million upfront payment was recognized as revenue during the nine months ended September 30, 2010.

Cubist Pharmaceuticals Inc.

In 2008, the Company entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with ecallantide in the licensed indications in the Cubist territory. The Company received $17.5 million in license and milestone fees in 2008 as a result of the Cubist agreement. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial, known as Kalahari 1.  The Company also received $139,000 for drug product supply in 2009.

On March 31, 2010, Cubist announced its plan to stop investing in the clinical development of ecallantide as a therapy to reduce blood loss during surgery and its intention to terminate the 2008 agreement with the Company.  Based upon Cubist’s decision to end clinical development of this program, $13.8 million of deferred revenue was recognized as revenue during the nine months ended September 30, 2010, as the development period had ended.  During the three and nine months ended September 30, 2009, the Company recognized revenue of $1.1 million and $3.2 million, respectively, related to this agreement.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of September 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27,044	$27,044	$—	$—
Marketable debt securities	54,718	54,718	—	—
Total	$81,762	$81,762	$—	$—

Description (in thousands)	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,638	$19,638	$—	$—
Marketable debt securities	23,009	23,009	—	—
Total	$42,647	$42,647	$—	$—

As of September 30, 2010 and December 31, 2009, the Company's investments consisted of U.S. Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory, which consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw Materials	$767	$472
Work in Progress	387	106
Finished Goods	272	—
Total	$1,426	$578

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Accounts payable	$1,140	$686
Accrued employee compensation and related taxes	3,335	4,296
Accrued external research and development and contract manufacturing	2,509	2,431
Accrued license fees	20	2,047
Other accrued liabilities	2,034	2,327
Total	$9,038	$11,787

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

In addition, under the terms of the loan agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.  In April 2010, the Company sold its rights to royalties and other payments related to the commercialization of a product developed by one of the Company’s licensees under the LFRP for $9.8 million (see Note 3, Significant Transactions - Sale of Xyntha Royalty Rights).

In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.50 per share.  The warrant expires in August 2016 and became exercisable on August 5, 2009.  The Company has estimated the relative fair value of the warrant to be $853,000, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share.  The warrant expires in August 2016 and became exercisable on March 27, 2010. The Company has estimated the relative fair value of the warrant to be $477,000, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.

The following table reflects the activity on the Loan for financial reporting purposes for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$56,283	$57,975	$58,096	$46,947
Relative fair value of warrant in connection with Tranche B	—	—	—	(477)
Accretion on warrants and discount	62	62	184	165
Loan activity:
Tranche B (net proceeds)	—	—	—	14,820
Interest expense	2,511	2,595	7,617	7,022
Payments applied to principal	—	—	(1,935)	(3,352)
Payments applied to interest	(1,550)	(1,763)	(6,656)	(6,256)
Accrued interest payable	(961)	(834)	(961)	(834)
Ending balance	$56,345	$58,035	$56,345	$58,035

The Loan principal balance at September 30, 2010, and December 31, 2009 was $57.8 million and $59.7 million, respectively.  The estimated fair value of the note payable was $52.9 million at September 30, 2010.

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

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At September 30, 2010, a total of 5,147,919 shares were available for future grants under the Plan.

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan), as amended, allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense in connection with the Plan was approximately $15,000 and $46,000 for the three and nine months ended September 30, 2010, respectively, and $42,000 and $114,000, for the three and nine months ended September 30, 2009, respectively. There were 49,962 and 49,977 shares purchased under the Plan during the three months ended September 30, 2010 and 2009, respectively and 99,934 and 99,937 shares purchased under the Plan during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, a total of 594,080 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation expense related to:
Equity incentive plan	$963	$816	$2,896	$4,294
Employee stock purchase plan	16	41	47	113
	$979	$857	$2,943	$4,407

Stock-based compensation expense charged to:
Research and development expenses	$356	$308	$1,074	$1,424

General and administrative expenses	$623	$549	$1,869	$2,746

Restructuring charges	$—	$—	$—	$237

Stock-based compensation of $8,000 and $25,000 was capitalized into inventory for the three and nine months ended September 30, 2010, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.  During the nine months ended September 30, 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 of stock-based compensation expense recorded in relation to restructuring activities.

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

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of September 30, 2010, the Company had no unrecognized tax benefits.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

•	the potential benefits and commercial potential of KALBITOR for its approved indication and any additional indications;

•	our commercialization of KALBITOR, including revenues and cost of product sales;

•	the potential for market approval for KALBITOR in the EU, Japan and other markets outside the United States;

•	plans and anticipated timing for pursuing additional indications and uses for ecallantide;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	estimates of potential markets for our products and product candidates;

•	the sufficiency of our cash, cash equivalents and short-term investments; and

•	expected future operating results.

Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use the words or phrases of expectation or uncertainty like "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. We began commercializing KALBITOR (ecallantide) for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  We commercialize KALBITOR on our own in the United States and intend to seek approval and commercialize KALBITOR through partners for HAE and other angioedema indications in markets outside of the United States.

During 2010, we entered into three agreements to develop and commercialize subcutaneous ecallantide (formerly referred to by Dyax as DX-88) for the treatment of HAE and other therapeutic indications in territories outside of the United States.  These include:

•
A Joint Development and License Agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau), to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout for Europe, North Africa, the Middle East and Russia

•	A Product Development and License Agreement with CMIC Co., Ltd. to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan
•	A Supply, Distribution and Licensing Agreement with Neopharm Scientific, Ltd. to obtain regulatory approval and commercialize ecallantide for HAE and other angioedema indications in Israel

We have also licensed ecallantide for development through a collaboration with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for treatment of retinal diseases. We are exploring the use of ecallantide for treatment of drug-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors.

Beyond ecallantide, we have also developed a pipeline of drug candidates using our proprietary drug discovery technology, known as phage display. We use phage display to identify antibody, small protein and peptide compounds with potential for clinical development.

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

KALBITOR AND THE ECALLANTIDE FRANCHISE

Ecallantide is a compound that we developed using our phage display technology, which we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, is believed to be a key component responsible for the regulation of the inflammation and coagulation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory and autoimmune diseases, including HAE.

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

KALBITOR

In December 2009, ecallantide was approved by the FDA under the brand name KALBITOR (ecallantide) for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by us, is the first subcutaneous HAE treatment approved in the United States.

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

United States Sales and Marketing

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

To date, the ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by MSD Biologics (UK) Limited (formerly known as Avecia Biologics Limited), a subsidiary of Merck & Co., Inc. (MSD). As a result of previously completed manufacturing activities conducted at MSD, we have significant inventories of ecallantide drug substance, which we believe are sufficient to supply all ongoing studies relating to ecallantide and KALBITOR, and to meet the anticipated market demand for KALBITOR through 2011. Under existing arrangements with MSD, they have agreed to conduct additional manufacturing campaigns, as necessary to supplement existing inventory. Additionally, we are in the process of evaluating alternative arrangements for long-term commercial supply of ecallantide drug substance.

Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Steir at its facilities in Spokane, Washington under a commercial supply agreement. This process, known in the industry as the "fill and finish" process, is not unique to KALBITOR and alternative manufacturers are readily available in the event that we elect, or are required, to relocate the "fill and finish" process.

Ecallantide Outside of the United States

In markets outside of the United States, we intend to seek approval and commercialize ecallantide for HAE and other angioedema indications in conjunction with multiple partners by entering into license or collaboration agreements with companies that have established distribution systems and direct sales forces in such territories.

In June 2010, we entered into a strategic partnership agreement with Sigma-Tau to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  We retained our rights to ecallantide in all other territories.  Under the terms of the agreement, Sigma-Tau made a $2.5 million upfront payment to us and also purchased 636,132 shares of our common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.  We will also be eligible to receive over $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product.  Sigma-Tau will pay the costs associated with regulatory approval and commercialization in the licensed territories.  In addition, we and Sigma-Tau will share equally the costs for all development activities for future indications developed in partnership with Sigma-Tau.

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE.   In July 2010, the EMA completed its validation process for the MAA for potential approval to market ecallantide in the European Union (EU).  We recently received the Day 120 consolidated list of questions from the EMA.  These questions are within our expectations.  We are working with our partner, Sigma-Tau on the response to the questions and anticipate an EMA decision by year end 2011.  We also anticipate that the MAA will be transferred from us to Sigma-Tau prior to any approval decision.  If approved, KALBITOR will receive marketing authorization in 27 EU member states.

In September 2010, we entered in an agreement with CMIC Co., Ltd (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan. Under the terms of the agreement, we received a $4.0 million upfront payment.  We will also be eligible to receive up to $102 million in development and sales milestones for ecallantide in HAE and other angioedema indications and royalties of 20%-24% of net product sales. CMIC is solely responsible for all costs associated with development, regulatory activities, and commercialization of ecallantide for all angioedema indications in Japan. CMIC will purchase drug product from us on a cost-plus basis for clinical and commercial supply.

In March 2010, we entered into an agreement with Neopharm Scientific Ltd., (Neopharm) to obtain regulatory approval and commercialize ecallantide for HAE and other angioedema indications in Israel.  Under the terms of the agreement, we will provide Neopharm drug supply at a price equal to 50% of net sales.

ECALLANTIDE FRANCHISE

Ecallantide for Treatment of Other Angioedemas

In addition to its approved commercial use, we are also developing ecallantide in other angioedema indications. Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, ecallantide has the potential to be effective for treating this condition. We are working with investigators affiliated with the University of Cincinnati on an investigator sponsored study for drug-induced angioedema.  We also plan to initiate a Dyax-sponsored Phase 2 clinical study for this indication by early 2011.

We are also exploring with FDA, the use of ecallantide for acquired angioedema, a condition associated with B-cell lymphoma and autoimmune disorders, as well as for pediatric use in HAE in an “expanded access” setting.

Ecallantide for On-Pump Cardiac Surgery

On March 31, 2010, Cubist announced its plan to stop investing in the clinical development of ecallantide as a therapy to reduce blood loss during surgery and its intention to terminate our 2008 agreement with them and return all rights to us.  Cubist is expected to complete the data analysis of their clinical trials and provide that information to us.

Ecallantide for Ophthalmic Indications

We entered into a license agreement in 2009 with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for the development of ecallantide in the EU for treatment of retinal diseases. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which a Phase 1 trial was initiated in the third quarter of 2009.  We retain all rights to commercialize ecallantide in this indication outside of the EU. Under the license agreement, we do not receive milestone payments, but are entitled to receive tiered royalties, ranging from the high teens to mid twenties, based on sales of ecallantide by Fovea in the EU.  If we elect to commercialize ecallantide in this indication outside of the EU, Fovea will be entitled to receive royalties from us, ranging from the low to mid teens, based on our sales of ecallantide outside the EU. The term of the agreement continues until the expiration of the licensed patents or, if later, the eleventh anniversary of the first commercial sale of ecallantide in an ophthalmic indication. The agreement may be terminated by Fovea on prior notice to us and by either party for cause.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenues.   Total revenues for the three months ended September 30, 2010 (the 2010 Quarter) was $7.0 million, compared with $4.5 million for the three months ended September 30, 2009 (the 2009 Quarter).

Product Sales.  We began commercializing KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010, at which time product sales commenced.  We sell KALBITOR to ABSG, which functions as our exclusive distributor, and we recognize revenue when title and risk of loss have passed to ABSG, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2010 Quarter, product sales of KALBITOR were $2.6 million, net of product discounts and allowances of $144,000.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $4.3 million in the 2010 Quarter and $4.5 million in the 2009 Quarter.  The 2010 decrease was due to $1.1 million of revenue recognized in the 2009 Quarter associated with the Cubist license, for which there was no revenue in the 2010 Quarter.  This decrease was partially offset by $498,000 in revenue recognized under our agreement with Sigma-Tau which was executed in June 2010.

Cost of Product Sales. We incurred $119,000 of costs associated with product sales during the 2010 Quarter.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during this quarter.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2011.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended September 30,
	2010	2009
	(In thousands)
KALBITOR development costs	$3,948	$3,804
Other research and development expenses	3,992	3,291
Research and development expenses	$7,940	$7,095

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, as well as costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval.  In addition, development expenses include costs associated with obtaining regulatory approval for the treatment of HAE in Europe which are being reimbursed by Sigma-Tau.  The increase in the 2010 Quarter is due to an increase in internal costs, as well as costs related to preclinical activities.  Costs incurred in research and development may increase in future periods as our development programs advance.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR in 2010 and costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2010 and 2009 Quarters were $7.7 million and $5.9 million, respectively.  Costs increased during the 2010 Quarter due to additional infrastructure to support the commercialization of KALBITOR, including the expansion of sales and marketing personnel.  This includes increases of $1.4 million in internal sales and marketing expenses and $749,000 in external sales and marketing expenses.  Selling, general and administrative expenses may increase in future periods as the commercialization of KALBITOR expands.

Restructuring and Impairment.  As a result of the decrease in necessary facility space following a workforce reduction in the first quarter of 2009, we amended our facility lease during the 2009 Quarter to reduce our leased space.  In the 2009 Quarter, a one-time charge of approximately $1.4 million was recorded, of which approximately $955,000 was a result of the write-down of leasehold improvements.

Interest Expense.  Interest expense was $2.6 million in the 2010 Quarter compared to $2.7 million in 2009.  The 2010 decrease is due to slightly lower interest on the Cowen Healthcare loan due to a principal repayment in the second quarter of 2010.

Nine Months Ended September 30, 2010 and 2009

Revenues.   Total revenues for the nine months ended September 30, 2010 (the 2010 Period) was $42.1 million, compared with $15.3 million for the nine months ended September 30, 2009 (the 2009 Period).

Product Sales.  We began commercializing KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010, at which time product sales commenced.  We sell KALBITOR to ABSG, which functions as our exclusive distributor, and we recognize revenue when title and risk of loss have passed to ABSG, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2010 Period, product sales of KALBITOR were $5.8 million, net of product discounts and allowances of $317,000.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from period-to-period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $36.3 million in the 2010 Period and $15.3 million in the 2009 Period.  The 2010 increase was due to $9.8 million in revenue recognized under the sale of rights to royalties and other payments related to Xyntha, a product developed by one of our licensees under the LFRP and $13.8 million of previously deferred revenue associated with the Cubist license that was fully recognized during the 2010 Period based upon Cubist’s announcement to end its ecallantide development program.  During the 2009 Period, $3.2 million of revenue was recognized associated with the Cubist license.

Cost of Product Sales. We incurred $247,000 of costs associated with product sales during the 2010 Period.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during this period.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2011.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows):

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
KALBITOR development costs	$12,466	$14,082
Ecallantide drug manufacturing costs	—	8,498
Other research and development expenses	11,277	15,207
Research and development expenses	$23,743	$37,787

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, as well as costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval.  In addition, development expenses include costs associated with obtaining regulatory approval for the treatment of HAE in Europe which are being reimbursed by Sigma-Tau.  The decrease in the 2010 Period is primarily due to an $8.5 million decrease in ecallantide drug manufacturing costs and $4.9 million in lower personnel expenses resulting from our workforce reduction in the 2009 Period.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR in 2010, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2010 and 2009 Periods were $24.6 million and $18.9 million, respectively.  Costs increased $7.7 million during the 2010 Period due to additional infrastructure to support the commercialization of KALBITOR, including the expansion of sales and marketing personnel.  This includes increases of $5.1 million in internal sales and marketing expenses and $2.1 million in external sales and marketing expenses.  These increases are offset by a $1.1 million charge for share-based compensation expense for amendments to the exercise and vesting schedules of certain options in the 2009 Period.

Restructuring and Impairment.  In March 2009, we implemented a workforce reduction to focus our resources on the commercialization of KALBITOR and to support our long-term financial success.  As a result, during the 2009 Period, we recorded restructuring charges related to the workforce reduction of approximately $1.9 million.

As a result of the decrease in necessary facility space following a workforce reduction in the first quarter of 2009, we amended our facility lease during the 2009 Quarter to reduce our leased space.  In the 2009 Quarter, a one-time charge of approximately $1.4 million was recorded, of which approximately $955,000 was a result of the write-down of leasehold improvements.

Interest Expense.  Interest expense was $9.2 million in the 2010 Period compared to $7.4 million in 2009.  The 2010 increase is primarily due to additional interest expense of approximately $1.3 million for payments due under the Cowen Healthcare loan in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Liquidity and Capital Resources

	September 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$32,792	$29,386
Short-term investments	54,718	23,009
Total cash, cash equivalents and investments	$87,510	$52,395

The following table summarizes our cash flow activity for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(24,262)	$(45,198)
Net cash (used in) provided by investing activities	(31,115)	3,596
Net cash provided by financing activities	58,783	28,491
Effect of foreign currency translation on cash balances	—	29
Net increase (decrease) in cash and cash equivalents	$3,406	$(13,082)

We require cash to fund our operating expenses, to make capital expenditures, acquisitions and investments, and to service debt. Through September 30, 2010, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $398 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product development and license fees and product sales.  Our excess funds are currently invested in short-term investments primarily consisting of U.S. Treasury notes and bills and money market funds backed by U.S. Treasury obligations.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $15.6 million during the nine months ended September 30, 2010.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $1.2 million and stock-based compensation expense of $2.9 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $14.0 million, including a decrease in accounts payable and accrued expenses of $4.3 million, a decrease in accounts receivable of $937,000, and a decrease in deferred revenue of $9.4 million.  The change in deferred revenue is primarily due to the recognition of $13.8 million of revenue associated with Cubist’s announced termination of its ecallantide development program.

During October 2010, a new drug substance manufacturing campaign was initiated with MSD to meet the demand for KALBITOR and supply clinical programs, as needed.  Costs under this manufacturing campaign are expected to approximate $8 million.

For 2009, our net loss was $51.5 million, of which certain costs were non-cash charges, such as depreciation and amortization costs of $2.3 million, interest expense of $1.3 million, impairment of fixed assets totaling $1.0 million, and stock-based compensation expense of $4.4 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $2.3 million, including a decrease in accounts payable and accrued expenses of $4.8 million, offset by a decrease in accounts receivable of $3.6 million.

Investing Activities

Our investing activities for the nine months ended September 30, 2010 primarily consisted of the purchase of securities totaling of approximately $53.7 million, offset by investment maturities of $22.0 million, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Our investing activities for the nine months ended September 30, 2009, consisted of investment maturities totaling of approximately $30.5 million, offset by purchases of additional securities of $26.5 million and the purchase of approximately $450,000 of fixed assets.

Financing Activities

Our financing activities for the nine months ended September 30, 2010 consisted of net proceeds of $61.1 million from the sale of 20,186,132 shares of our common stock, as well as repayments of long-term debt totaling $2.6 million, including $1.9 million to Cowen Healthcare.

Our financing activities for the nine months ended September 30, 2009, consisted of net proceeds of $14.8 million from the Tranche B loan with Cowen Healthcare, as well as approximately $17.6 million of net proceeds from the sale of 9,280,570 shares of our common stock, and a $4.6 million repayment of long-term obligations, primarily principal payments to Cowen Healthcare.  During the 2009 Period, we amended our existing loan with Cowen Healthcare to receive an additional loan of $15 million.  This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in August 2008.  The Tranche B loan, which matures in August 2016, bears interest at an annual rate of 21.50%, payable quarterly, resulting in a blended interest rate of 17.38% per annum for both the Tranche A and Tranche B loans under the amended loan agreement.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2009, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended September 30, 2010.

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

Medicaid rebate reserves relate to our estimated obligations to states under established reimbursement arrangements.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and we will generally make cash payments for such amounts after receiving billings from the state.

VA rebates or chargeback reserves represent estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at a price lower than the list price charged to our distributor.  The distributor will charge us for the difference between what the distributor pays for the product and the ultimate selling price to the qualified healthcare provider.  Rebate accruals are established during the same period in which the related product sales are recognized. Actual chargeback amounts are determined at the time of resale to the qualified healthcare provider from the distributor, and we will generally issue credits for such amounts after receiving notification from the distributor.

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

During the three and nine months ended September 30, 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010

Total gross product sales	$2,767	$6,114

Prompt pay and other discounts	$(56)	$(146)
Government rebates and chargebacks	(87)	(160)
Returns	(1)	(11)
Product sales allowances	$(144)	$(317)
Total product sales, net	$2,623	$5,797

Total product sales allowances as a percent of gross product sales	5.2%	5.2%

If product sales allowances as a percentage of total gross product sales increase up to 10%, this change would not have a material impact on our results of operations or cash flows at this time.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2010, we had cash, cash equivalents and investments of approximately $87.5 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2010, we had $58.6 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. – RISK FACTORS

You should carefully consider the following risk factors before you decide to invest in our Company and our business because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related To Our Business

We have a history of net losses, expect to incur significant additional net losses and may never achieve or sustain profitability.

We have incurred net losses on an annual basis since our inception.  As of September 30, 2010, we had an accumulated deficit of approximately $433.4 million.  We expect to incur substantial additional net losses over the next several years as our research, development, preclinical testing, clinical trial and commercial activities increase.

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

We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.  We may seek additional funding through collaborative arrangements, and public or private financings, or other means.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders and if we are unable to obtain funding on a timely basis, we may be required to curtail significantly our research, development or commercialization programs which could adversely affect our business prospects.

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

Our revenues and operating results have fluctuated significantly on a quarter to quarter basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

•	the amount of future sales of KALBITOR and related costs to commercialize the product;

•	the cost and timing of our increased research and development, manufacturing and commercialization activities;

•	the establishment of new collaboration and licensing arrangements;

•	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize our product candidates;

•	the timing, receipt and amount of payments, if any, from current and prospective collaborators, including the completion of certain milestones; and

•	revenue recognition and other accepted accounting policies.

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

We depend heavily on the success of our lead product, KALBITOR, which is approved in the United States for treatment of acute attacks of HAE in patients 16 years and older.

Our ability to generate product sales will depend on commercial success of KALBITOR in the United States and whether physicians, patients and healthcare payers view KALBITOR as therapeutically effective relative to cost.  We initiated the commercial launch of KALBITOR in the United States in February 2010.

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	acceptance of KALBITOR in the medical community;

•	HAE patients’ frequency of KALBITOR use to treat their acute attacks of HAE;

•	HAE patients’ ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

•	our maintenance of commercial manufacturing capabilities through third-party manufacturers.

If we are unable to develop substantial sales of KALBITOR in the United States and commercialize ecallantide in additional countries or if we are significantly delayed or limited in doing so, our business prospects would be adversely affected.

Because the target patient population of KALBITOR for treatment of HAE is small and has not been definitively determined, we must be able to successfully identify HAE patients and achieve a significant market share in order to achieve or maintain profitability.

The prevalence of HAE patients which has been estimated at approximately 1 in 10,000 to 1 in 50,000 people around the world, has not been definitively determined.  There can be no guarantee that any of our programs will be effective at identifying HAE patients and the number of HAE patients in the United States may turn out to be lower than expected or may not otherwise utilize treatment with KALBITOR for all or any of their acute HAE attacks, all of which would adversely affect our results of operations and business prospects.

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

We may not be able to gain or maintain market acceptance of KALBITOR among the medical community or patients, which would prevent us from achieving or maintaining profitability in the future.

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

As a condition of approval for marketing KALBITOR in the United States and other jurisdictions, the FDA or governmental authorities in those jurisdictions may require us to conduct additional clinical trials.  For example, in connection with the approval of KALBITOR in the United States, we have agreed to conduct a Phase 4 clinical study to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE.  The FDA can propose to withdraw approval if new clinical data or information shows that KALBITOR is not safe for use or determines that such study is inadequate.  We are required to report any serious and unexpected adverse experiences and certain quality problems with KALBITOR to the FDA and other health agencies.  We, the FDA or another health agency may have to notify healthcare providers of any such developments.  The discovery of any previously unknown problems with KALBITOR or its manufacturer may result in restrictions on KALBITOR and the manufacturer or manufacturing facility, including withdrawal of KALBITOR from the market.  Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed.

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

If the use of KALBITOR harms people, or is perceived to harm patients even when such harm is unrelated to KALBITOR, our regulatory approvals could be revoked or otherwise negatively affected and we could be subject to costly and damaging product liability claims.

The testing, manufacturing, marketing and sale of drugs for use in humans exposes us to product liability risks.  Side effects and other problems from using KALBITOR could:

•	lessen the frequency with which physicians decide to prescribe KALBITOR;

•	encourage physicians to stop prescribing KALBITOR to their patients who previously had been prescribed KALBITOR;

•	cause serious adverse events and give rise to product liability claims against us; and

•	result in our need to withdraw or recall KALBITOR from the marketplace. Some of these risks are unknown at this time.

We have tested KALBITOR in only a small number of patients.  As more patients begin to use KALBITOR, new risks and side effects may be discovered, and risks previously viewed as inconsequential could be determined to be significant.  Previously unknown risks and adverse effects of KALBITOR may also be discovered in connection with unapproved, or off-label, uses of KALBITOR.  We do not promote, or in any way support or encourage the promotion of KALBITOR for off-label uses in violation of relevant law, but physicians are permitted to use products for off-label uses.  In addition, we expect to study ecallantide in diseases other than HAE in controlled clinical settings, and expect independent investigators to do so as well.  In the event of any new risks or adverse effects discovered as new patients are treated for HAE, regulatory authorities may revoke their approvals and we may be required to conduct additional clinical trials, make changes in labeling of KALBITOR, reformulate KALBITOR or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities.  We may also experience a significant drop in the potential sales of KALBITOR, experience harm to our reputation and the reputation of KALBITOR in the marketplace or become subject to government investigations or lawsuits, including class actions.  Any of these results could decrease or prevent any sales of KALBITOR or substantially increase the costs and expenses of commercializing and marketing KALBITOR.

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

Although we obtained regulatory approval of KALBITOR for treatment of acute attacks of HAE in patients 16 years and older in the United States, we may be unable to obtain regulatory approval for ecallantide in any other territory.

Governments in countries outside the United States also regulate drugs distributed in such countries and facilities in such countries where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain.  The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country.  In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products.  We may not receive regulatory approval for ecallantide in countries other than the United States on a timely basis, if ever.  Even if approval is granted in any such country, the approval may require limitations on the indicated uses for which the drug may be marketed.  Failure to obtain regulatory approval for ecallantide in territories outside the United States could have a material adverse affect on our business prospects.

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

In the United States, we sell KALBITOR to ABSG which provides an exclusive distribution network for KALBITOR, including a call center to support its commercialization.  ABSG in turn sells KALBITOR to health-care providers and hospitals.  ABSG does not set or determine demand for KALBITOR.  We expect our exclusive distribution arrangement with ABSG to continue for the foreseeable future.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through ABSG.  It is possible that ABSG could change their policies or fees, or both, at some time in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks for the three-year term of the contract with ABSG and we also believe we can find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to ABSG, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

The FDA required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consists of a Medication Guide and a communication plan to healthcare providers.  The FDA and other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR.  If we or others identify side effects after KALBITOR is on the market.  Changes in KALBITOR’s approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

We are dependent on a single contract manufacturer to produce drug substance for ecallantide, which may adversely affect our ability to commercialize KALBITOR and other potential ecallantide products.

We currently rely on MSD to produce the bulk drug substance used in the manufacture of KALBITOR and other potential ecallantide products.  Our business, therefore, faces risks of difficulties with, and interruptions in, performance by MSD, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential ecallantide products in the future.  The failure of MSD to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential ecallantide products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results.  If the operations of MSD are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We do not currently have a long-term commercial supply agreement with MSD for the production of ecallantide drug substance.  We are working to establish a long-term supply contract with MSD or an alternative contract manufacturer.  However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all.  We believe that our current supply of the ecallantide drug substance used to manufacture KALBITOR will be sufficient to meet market demand for KALBITOR through 2011, but these estimates are subject to changes in market conditions and other factors beyond our control.  If we are unable to execute a long-term supply agreement or otherwise secure a dependable source for drug substance before our current inventory of ecallantide drug substance is exhausted, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

Any new biopharmaceutical product candidates we develop must undergo rigorous clinical trials which could substantially delay or prevent its development or marketing.

In addition to KALBITOR, we are developing ecallantide in further indications and other potential biopharmaceutical products.  Before we can commercialize any biopharmaceutical product candidate, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies.  This process is lengthy and expensive, and approval is never certain.  Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval.  We cannot accurately predict when planned clinical trials will begin or be completed.  Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating.  As a result of all of these factors, our future trials may take longer to enroll patients than we anticipate.  Such delays may increase our costs and slow down our product development and the regulatory approval process.  Our product development costs will also increase if we need to perform more or larger clinical trials than planned.  The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

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

We face an inherent risk of product liability exposure related to KALBITOR and the testing of our product candidates in human clinical trials.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

•
CSL Behring— In October 2009, CSL Behring received FDA approval for its plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert was approved for treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. CSL Behring also completed a Mutual Recognition Procedure in December 2008, allowing the sale of Berinert® in 23 European countries. Berinert® has been sold in a subset of European countries since 1985. Additionally, CSL Behring is conducting a clinical trial evaluating subcutaneous administration of Berinert.

•
ViroPharma Inc.— In 2008, ViroPharma received FDA approval for its plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze was approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. In June 2009, FDA approved patient labeling for Cinryze to include self-administration for routine prophylaxis, once patients are properly trained by their healthcare provider. A Phase 2 trial initiated by the company in March 2010 is evaluating Cinryze for the treatment of acute HAE attacks in children under the age of 12. An additional Phase 2 trial evaluating subcutaneous administration of Cinryze was completed in October 2010. ViroPharma announced in March 2010 that it had filed an EU Marketing Authorisation Application for the use of its C1 inhibitor for acute treatment and prophylaxis against HAE.

•
Jerini AG/Shire plc—Jerini AG received EU market approval in July 2008 for its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is delivered by subcutaneous injection. In April 2008, the FDA issued a Not Approvable letter for icatibant. Icatibant has orphan drug designations from the FDA and in Europe. In June 2009, Jerini/Shire initiated a new Phase 3 United States trial of icatibant for acute HAE attacks. In August 2010, Shire announced the completion of this Phase 3 study.

•
Pharming Group NV— In September 2009, Pharming filed for market approval from the EMA for its recombinant C1-esterase inhibitor, known as Ruconest in Europe (previously referred to as Rhucin®) which is delivered intravenously. In June 2010, Pharming announced that it received a positive opinion from the CHMP committee. Pharming has also reported that it will file a Biologic License Application with the FDA no later than January 2011. Pharming’s recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $57.8 million at September 30, 2010.  The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016.  In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

Since the closing of our European subsidiary operations in 2008, none of our business is conducted in currencies other than our reporting currency, the United States dollar.  We do, however, rely on an international contract manufacturer for the production of our drug substance for ecallantide.  We recognize foreign currency gains or losses arising from our transactions in the period in which we incur those gains or losses.  As a result, currency fluctuations among the United States dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future.  Because of the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

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

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through September 30, 2010, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

10.1†	Product Development and License Agreement between the Company and CMIC Co. Ltd., dated September 28, 2010. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

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

10.1†	Product Development and License Agreement between the Company and CMIC Co. Ltd., dated September 28, 2010. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

†
This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by an asterisk.