Form 10-K
period 2010-12-31
DYAX CORP
filed 2011-03-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ or No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of the last business day of the registrant’s most recently completed fiscal second quarter, June 30, 2010, based on the last reported sale price of the registrant’s common stock of $2.27 per share was $172,905,582.  The number of shares outstanding of the registrant’s Common Stock, $.01 Par Value, as of February 23, 2011, was 98,709,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders scheduled to be held on May 12, 2011, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year-end of December 31, 2010, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding:

•	the potential benefits and commercial potential of KALBITOR® (ecallantide) for its approved indication and any additional indications;

•	our commercialization of KALBITOR, including revenues and cost of product sales;

•	the potential for market approval for KALBITOR in the EU, Japan and other markets outside the United States;

•	plans and anticipated timing for pursuing additional indications and uses for ecallantide;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	estimates of potential markets for our products and product candidates;

•	the sufficiency of our cash, cash equivalents and short-term investments; and

•	expected future revenues and operating results.

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

For the year ended December 31, 2010

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs.  We currently have three major business elements:

•
We commercialize KALBITOR (ecallantide) on our own in the United States for treatment of acute attacks of hereditary angioedema (HAE) and are also developing KALBITOR for use in other indications.  Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and are evaluating opportunities in additional territories.

•
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, or LFRP.  This program, which generated $24 million in revenue in 2010, has also resulted in a portfolio of product candidates being developed by our licensees.  This portfolio currently includes 17 product candidates in clinical development. To the extent that one or more of these product candidates are commercialized according to published timelines, we anticipate that revenues under the LFRP will increase substantially.

•	We continue to use our phage display technology to identify new drug candidates and advance others within our preclinical pipeline.

KALBITOR and the Ecallantide Franchise

In February 2010, we began commercializing KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are commercializing KALBITOR on our own in the United States, and working through corporate partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  During 2010, we entered into four separate agreements to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Japan, North Africa, the Middle East, Russia, Australia, New Zealand and Israel.

We are also exploring the use of ecallantide for the treatment of drug-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors. In December 2010, we filed an Investigational New Drug application (IND) for this indication with the United States Food and Drug Administration (FDA). We plan to initiate a dose-ranging Phase 2 clinical study and commence dosing of the first patients in the first half of 2011. In addition, we have licensed ecallantide for development through a collaboration with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for treatment of retinal diseases.

Phage Display Licensing and Funded Research Program

We believe that our phage display libraries represent the "gold standard" for therapeutic development and we leverage our proprietary phage display technology through our LFRP licenses and collaborations.  This program currently generates significant revenues and has the potential for substantially greater revenues if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.  We have 75 ongoing LFRP license agreements.  Of the 17 product candidates that are currently in clinical development under the LFRP portfolio, four are in Phase 3, four are in Phase 2 and nine are in Phase 1.  To the extent that these product candidates receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013.  Furthermore, based upon our own analysis as to the probability of receiving marketing approval and the large markets being addressed, we expect potential annual royalty revenues under the LFRP of more than $70 million by 2016.   Several of our LFRP collaborations also provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies.

To date we have received more than $150 million in revenues, primarily related to license fees and milestones, under the LFRP.  In 2010, we earned $24.4 million, including an $11.3 million buy-out of one royalty obligation for Xyntha®, a product marketed by Pfizer, and we expect receipts under the LFRP to continue to grow as more products advance in clinical development.

In addition, under a loan arrangement with Cowen Healthcare Royalty Partners (Cowen Healthcare), we obtained $65 million in debt funding, secured exclusively by the LFRP.  This debt, which has a current principal balance of $57.8 million, is being repaid from a portion of LFRP receipts, is required to be repaid in full by 2016, and may be prepaid without penalty in August 2012.

Dyax Pipeline

We are also developing a pipeline of drug candidates using our phage display technology. We use phage display to identify antibody, small protein and peptide compounds with therapeutic potential for development in our own internal programs.  These preclinical drug candidates may be developed independently or through strategic partnerships with other biotechnology and pharmaceutical companies.  Although we will continue to seek to retain ownership and control of our internally discovered drug candidates by taking them further into preclinical and clinical development, we will also partner certain candidates in order to balance the risks associated with drug discovery and maximize return for our stockholders.

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

KALBITOR

In December 2009, ecallantide was approved by the FDA under the brand name KALBITOR for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by us, is the first subcutaneous HAE treatment approved in the United States.

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

United States Sales and Marketing

We have established a commercial organization to support sales of KALBITOR in the United States. We believe that a field-based team of approximately 25 professionals, consisting of sales representatives and corporate account directors, is appropriate to effectively market KALBITOR in the United States at this time, where patients are treated primarily by a limited number of specialty physicians, consisting mainly of allergists and immunologists.

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

Distribution

We have an exclusive relationship with three wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) to establish a distribution network for KALBITOR.  Our agreements with each subsidiary have an initial term of three years, although each contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.  This distribution network includes the following:

•
US Bioservices Corporation (US Bio), serves as our  specialty pharmacy for KALBITOR in the United States, and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR;

•	ASD Specialty Healthcare Inc. (ASD), serves as our wholesale distributor for KALBITOR to treating hospitals in the United States; and

•
Integrated Commercialization Solutions, Inc. (ICS), provides warehousing, inventory management and other logistical services in connection with the distribution of KALBITOR throughout the United States.

Manufacturing

In connection with the commercial launch of KALBITOR in the United States, we have established a commercial supply chain, consisting of single-source third party suppliers to manufacture, test and distribute this product. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by MSD Biologics (UK) Limited (formerly known as Avecia Biologics Limited), a subsidiary of Merck & Co., Inc. We are currently in the process of manufacturing additional ecallantide drug substance that is expected to be released during the first quarter of 2011.  Our inventories would then be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2013. Under existing arrangements with MSD Biologics, they have agreed to conduct additional manufacturing campaigns, as necessary, to supplement existing inventory.

The shelf-life of our frozen drug substance is four years.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Steir at its facilities in Spokane, Washington under a commercial supply agreement. This process, known in the industry as the "fill and finish" process, is not unique to KALBITOR and alternative manufacturers are readily available in the event that we elect, or are required, to relocate the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of three years.

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

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE.   In July 2010, the EMA completed its validation process for the MAA for potential approval to market ecallantide in the European Union (EU).  We are working with Sigma-Tau on the response to the Day 120 consolidated list of questions from the EMA.  These questions are within our expectations.  We anticipate an EMA decision by year end 2011.  We also anticipate that the MAA will be transferred from us to Sigma-Tau prior to any approval decision.  If approved, KALBITOR will receive marketing authorization in 27 EU member states.

In December 2010, we amended our agreement with Sigma-Tau to expand our collaboration to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand.  Under the terms of the amendment, in January 2011, Sigma-Tau made a $500,000 upfront payment to us and also purchased 151,515 shares of our common stock at a price of $3.30 per share, which represented a 50% premium over the 20-day average closing price through December 20, 2010, for an aggregate purchase price of $500,000.  We will also be eligible to receive up to $2 million in regulatory and commercialization milestones and royalties equal to 41% of net sales of product, as adjusted for product costs.  Consistent with the previous agreement, Sigma-Tau will pay the costs associated with regulatory approval and commercialization in these additional territories.

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

Ecallantide for Treatment of Other Angioedemas

In addition to its approved commercial use, we are also developing ecallantide in other angioedema indications. Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, ecallantide has the potential to be effective for treating this condition.  We filed an IND for a placebo-controlled Phase 2 clinical study for this indication.  This application was filed with the FDA in December 2010.  We are in the process of establishing clinical trial sites and expect to treat the first patient during the first half of 2011.  Data from this trial are expected in the second half of 2012.

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

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

Currently, 17 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3, four are in Phase 2 and nine are in Phase 1.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development. Our licensees and collaborators are responsible for all costs associated with development of these product candidates. We will receive milestones and royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized.

The chart below provides a summary of the clinical stage product candidates under the LFRP.

Generally, under the terms of our LFRP licenses, we are entitled to receive royalties on commercial sales of all products for at least ten years after initial commercialization. To the extent that the product candidates in the chart above receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013.  Furthermore, based upon our own analysis as to the probability of receiving marketing approval and the large markets being addressed, we expect potential annual royalty revenues under the LFRP of more than $70 million by 2016.

Currently, the types of licenses and collaborations that we enter into have one of three distinct structures:

•
Library Licenses. We believe our phage display libraries represent the "gold standard" for therapeutic development. Under our library license program, we grant our licensees rights to use our phage display libraries in connection with their internal therapeutic development programs.  We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets.  The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term.  Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales.  We have approximately 20 library licensees including Amgen, Aveo, Bayer Schering, Biogen Idec, Boehringer Ingelheim, CSL, ImClone Systems (a wholly-owned subsidiary of Eli Lilly), Merck Serono, Novo Nordisk, sanofi-aventis and Trubion (now known as Emergent BioSolutions).

•
Funded Research. Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators.  Our funded research collaborators with products currently in development include AstraZeneca, Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack, and Trubion (now known as Emergent BioSolutions).

•
Patent Licenses. Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use our core phage display patents (known as the Ladner patents), to discover and develop biologic compounds for use in specified fields.  We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields.  Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales for a period of ten years after commercialization of any resulting product.  In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage-display technologies which they have developed or which they control.  We believe that these provisions allow us to practice enhancements to phage display developed by our licensees.  We currently have approximately 45 patent licensees worldwide.  Once the Ladner patents expire in 2012, we will no longer be entering into additional patent license agreements.

To date we have received more than $150 million in revenues, primarily related to license fees and milestones, under the LFRP. Going forward, we expect to continue to enter into licenses and collaborations that are designed to maximize the strategic value of our proprietary phage display technology.

Cross-Licensed Technology

The use of our antibody library involves technology that we have cross-licensed from other biotechnology companies, including Affimed Therapeutics AG, Affitech A/S, Biosite, Inc. (now owned by Alere Inc.), Cambridge Antibody Technology Limited or CAT (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly-owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ltd.  Under the terms of our cross-license agreement with CAT, we are required to pay milestone and low single-digit royalty payments to CAT in connection with antibody products developed and commercialized by our licensees.  These payments are passed through to CAT from our licensees.  None of our other cross-license agreements contain financial obligations applicable to our LFRP licensees or collaborators.

Cowen Healthcare Financing

In 2008, we entered into an agreement with Cowen Healthcare for a $50.0 million loan secured by our LFRP.  This loan is the Tranche A loan.  In March 2009, we amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million.  We used $35.1 million from the proceeds of the Tranche A loan to pay off our remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP (Paul Royalty).  The Tranche A and Tranche B loans (collectively referred to as, the Loan) have an outstanding principal balance at December 31, 2010 of $57.8 million.

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

Under the terms of the loan agreement, we are required to repay the Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash.  After five years, we must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.  In addition, under the terms of the Agreement, we are permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to amortize principal on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium. In April 2010, we sold our rights to royalties and other payments related to the commercialization of Xyntha, a product marketed by Pfizer Inc., for $9.8 million.  In addition, we have earned a $1.5 million milestone, due by March 31, 2011, based on 2010 Xyntha sales and are eligible to receive an additional $500,000 based on 2011 sales.

DYAX PIPELINE

We are pursuing additional niche indications by leveraging our phage display technology expertise to identify new drug candidates. We have several preclinical candidates in our internal pipeline generated from phage display technology.  Our goal is to file a new Investigational New Drug application every 24 months.  Candidates are targeted which have defined regulatory pathways and address meaningful market opportunities.

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

Over the past several years, we have brought on-line high-throughput automated capacity, developed antibody phage display libraries that are the industry "gold standard", and successfully implemented a strategy under which, as of today, we believe we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics, Affitech, Biosite, CAT, Domantis, Genentech and XOMA.  As a result of these activities, we now have an industry-leading technology that allows us to identify fully human antibodies with high specificity and high affinity and to move product candidates rapidly into both in vitro testing and optimization.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

•
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved for the treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert is also sold in the European Union, Japan and several rest-of-world markets. Additionally, CSL Behring completed a clinical trial evaluating subcutaneous administration of Berinert.

•
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze is approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis, once a patient is properly trained by his or her healthcare provider. ViroPharma has also filed an EU Marketing Authorization Application for the use of its C1 inhibitor for acute treatment and prophylaxis against HAE. ViroPharma has also completed a Phase 2 trial evaluating subcutaneous administration of Cinryze and announced plans to initiate a Phase 3 study later this year.

•
Jerini AG/Shire plc— Jerini/Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant) in the European Union and several rest-of-world markets. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients. In late 2010, Jerini/Shire submitted data from a Phase 3b study evaluating the safety of self-administration with icatibant to the European Medicines Agency for a proposed label amendment to include self-administration. In the US, FDA issued a Not Approvable letter for icatibant in 2008, but Jerini/Shire initiated a new Phase 3 trial in 2009 to support US approval. This trial was completed in August of 2010 and Shire filed a complete response to the FDA’s Not Approvable letter in February 2011. Firazyr (icatibant) has orphan drug designations from the FDA and in Europe.

•
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest™, which is delivered intravenously. Ruconest is approved in the EU for the treatment of acute HAE attacks in adult patients. In the US, Pharming’s recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a Biologics License Application, or BLA, for Rhucin. In February 2011, the companies announced receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Pharming’s recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that market corticosteroid drugs or are developing plasma kallikrein inhibitors. Specifically, these include the manufacturers of danazol and BioCryst, Vantia Therapeutics and others that are developing small molecule inhibitors of plasma kallikrein.

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

Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how.  Our patents and patent applications for basic phage display, commonly known as the Ladner patents, include United States Patent No. 5,403,484, which expires April 4, 2012 and issued patents in Canada,  Europe, and Japan, as well as U.S. publication 20,090,234,101, which was recently allowed and is currently pending issuance. These basic phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

With respect to specific aspects of our phage display libraries, patent rights claiming our currently licensed antibody phage display libraries and methods of making and using such libraries include issued patents in Australia and pending patent applications in the United States and other countries.  These patent rights are expected to expire in 2021 (not including any term extension from the addition of patent term adjustment by the US Patent and Trademark Office).  Patent rights claiming our currently licensed peptide libraries include United States Patent No. 7,413,537, which expires November 29, 2012 and issued patents in Canada, Japan and Europe.  We have filed suit in the United States District Court for the District of Columbia to obtain a patent term adjustment for United States Patent No. 7,413,537 based on an erroneous calculation of the patent’s term by the United States Patent Office.  This action, which is expected to be successful based on a recent ruling by the United States Court of Appeals for the Federal Circuit, could extend the patent’s expiration date by 1,614 days to May 1, 2017.

With respect to KALBITOR (ecallantide), our patent rights include United States  Patent Nos. 5,994,125, which expires January 11, 2014, 5,795,865, which expires August 18, 2015, 6,057,287, which expires August 18, 2015, 6,333,402, which expires January 11, 2014, 7,064,107, which expires June 6, 2023 , 7,153,829, which expires July 2, 2023, 7,166,576, which expires September 27, 2024, 7,235,530, which expires September 27, 2024, 7,276,480, which expires June 6, 2023, 7,628,983, which expires February 11, 2015, 7,718,617, which expires November 18, 2023, 7,811,991, which expires February 26, 2024, 7,704,949, which expires June 6, 2023, 7,851,442 which expires September 9, 2023 and European Patent No. 0739355 which expires January 11, 2015, 7,531,791 which expires June 6, 2023, as well as issued patents in Australia, Canada and Japan, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for ecallantide, and polynucleotide sequences encoding these peptides, as well as methods of using such peptides.

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

GOVERNMENT REGULATION

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates, including KALBITOR, are subject to extensive regulation by governmental authorities in the United States and other countries.  In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act.  KALBITOR is regulated by the FDA as a biologic.  Biologics require the submission of a BLA, and approval by FDA prior to being marketed in the United States.  Manufacturers of biologics may also be subject to state regulation.  Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a BLA;

•	FDA pre-approval inspection of product manufacturers; and

•	FDA review and approval of BLA.

Preclinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product candidate.  Preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices.  The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced.  The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND.  The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.  We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise.

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

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate.  Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial.  Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application.  If found complete, the FDA will "file" the BLA, thus triggering a full review of the application.  The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable.  The FDA’s established goals for the review of a BLA are six months for Priority applications and 10 months for Standard applications, whereupon a review decision is to be made.  The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time.  Further, the outcome of the review, even if generally favorable, may not be an actual approval but an "action letter" that describes additional work that must be done before the application can be approved.  Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices, or cGMP, compliance is satisfactory.  The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process.  FDA approval of any application may include many delays or never be granted.  If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.  To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA.  Further post—marketing testing and surveillance to monitor the safety or efficacy of a product is required.  Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing.  In addition new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

OUR BUSINESS STRATEGY

Our strategic goal is to develop new biotherapeutics for unmet medical needs, with an emphasis on niche indications.  We intend to accomplish this goal through the following activities:

•
KALBITOR and the Ecallantide Clinical Development Programs.  We will continue to focus our internal efforts on the commercialization of KALBITOR for treatment of acute attacks of HAE.  We are commercializing KALBITOR on our own in the United States, have established partnerships in other major markets and are evaluating opportunities in additional territories. We plan to expand our development of ecallantide beyond HAE in other angioedema indications, including ACE inhibitor-induced angioedemas.  In addition to the development in angioedema indications, ongoing development of ecallantide is being conducted by a partner in ophthalmic indications. We will continue to explore the therapeutic potential of ecallantide in other potential indications as well.

•
Licensing and Funded Research Program.  We will continue to leverage our phage display technology through our LFRP in order to generate ongoing future revenues and to gain rights to co-develop and/or co-promote drug candidates identified by certain of our collaborators. To date, we have received more than $150 million in payments under the LFRP, including $24.4 million in 2010.

•
Emerging Pipeline and Phage Display Technology.  We will also continue to use our proprietary phage display technology to identify new drug candidates and advance others within our preclinical pipeline.  These preclinical drug candidates may be developed independently or through strategic partnerships with other biotechnology and pharmaceutical companies.  Although we will continue to seek to retain ownership and control of our internally discovered drug candidates by taking them further into preclinical and clinical development, we will also partner certain candidates in order to balance the risks associated with drug discovery and maximize return for our stockholders.

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

Employees

As of February 1, 2011, we had 137 employees, including 22 with Ph.D.s and/or M.D.s.  Approximately 63 of our employees are in research and development, and 74 in marketing, business development and administration.  Our workforce is non-unionized, and we believe that our relations with employees are good.

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

We have incurred net losses since our inception in 1989, including net losses of $24.5 million, $62.4 million and $66.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, we had an accumulated deficit of approximately $442 million.  We expect to incur additional net losses in 2011 as our research, development, preclinical testing, clinical trial and commercial activities continue.

We have generated minimal revenue from product sales to date, and it is possible that we will never have significant product sales revenue.  Currently, we generate most of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology.  To become profitable, we, alone or with our collaborators, must either generate higher product sales from the commercialization of KALBITOR or increase licensing receipts under our LFRP.  It is possible that we will never have sufficient product sales revenue or receive sufficient royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

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

We expect that existing cash, cash equivalents, and investments together with anticipated cash flow from product sales and existing product development, collaborations and license fees will be sufficient to support our current operations through 2012. We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

Our revenues and operating results have fluctuated significantly on a year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

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

Our revenues and costs in any period are not reliable indicators of our future operating results.  If the revenues we recognize are less than the revenues we expect for a given fiscal period, then we may be unable to reduce our expenses quickly enough to compensate for the shortfall.  In addition, our fluctuating operating results may fail to meet the expectations of securities analysts or investors which may cause the price of our common stock to decline.

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

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	acceptance of KALBITOR in the medical community;

•	the frequency of HAE patients’ use of KALBITOR to treat their acute attacks of HAE;

•	HAE patients’ ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	competition from other products that treat HAE;

•	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

•	our maintenance of commercial manufacturing capabilities through third-party manufacturers.

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

We cannot be certain that KALBITOR will gain or maintain market acceptance among physicians, patients, healthcare payers, and others.  Although we have received regulatory approval for KALBITOR in the United States, such approval does not guarantee future revenue.  We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that KALBITOR is safe and therapeutically effective relative to cost.  Medical doctors’ willingness to prescribe, and patients’ willingness to accept, KALBITOR depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of KALBITOR, publicity concerning our products or competing products, HAE patient’s ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments.  In addition, the number of acute attacks that are treated with KALBITOR will vary from patient to patient depending upon a variety of factors.  If KALBITOR fails to achieve market acceptance, we may not be able to market and sell it successfully, which would limit our ability to generate revenue and adversely affect our results of operations and business prospects.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

•
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved for the treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert is also sold in the European Union, Japan and several rest-of-world markets. Additionally, CSL Behring completed a clinical trial evaluating subcutaneous administration of Berinert.

•
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze is approved for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also filed an EU Marketing Authorization Application for the use of its C1 inhibitor for acute treatment and prophylaxis against HAE. ViroPharma has also completed a Phase 2 trial evaluating subcutaneous administration of Cinryze and announced plans to initiate a Phase 3 study later this year.

•
Jerini AG/Shire plc— Jerini/Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant) in the European Union and several rest-of-world markets. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients. In late 2010, Jerini/Shire submitted data from a Phase 3b study evaluating the safety of self-administration with icatibant to the European Medicines Agency for a proposed label amendment to include self-administration. In the US, FDA issued a Not Approvable letter for icatibant in 2008, but Jerini/Shire initiated a new Phase 3 trial in 2009 to support US approval. This trial was completed in August of 2010 and Shire filed a complete response to the FDA’s Not Approvable letter in February 2011. Firazyr (icatibant) has orphan drug designations from the FDA and in Europe.

•
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest™, which is delivered intravenously. Ruconest is approved in the EU for the treatment of acute HAE attacks in adult patients. In the US, Pharming’s recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a BLA for Rhucin. In February 2011, the companies announced the receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Pharming’s recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

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

The FDA required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consists of a Medication Guide and a communication plan to healthcare providers.  The FDA and other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR is on the market.  Changes in KALBITOR’s approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

We currently rely on MSD Biologics to produce the bulk drug substance used in the manufacture of KALBITOR and other potential ecallantide products.  Our business, therefore, faces risks of difficulties with, and interruptions in, performance by MSD Biologics, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential ecallantide products in the future.  The failure of MSD Biologics to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential ecallantide products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results.  If the operations of MSD Biologics are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We do not currently have a long-term commercial supply agreement with MSD Biologics for the production of ecallantide drug substance.  We are working to establish a long-term supply contract with MSD Biologics or an alternative contract manufacturer.  However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all.  We believe that our current supply of the ecallantide drug substance used to manufacture KALBITOR will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand through early 2012, but these estimates are subject to changes in market conditions and other factors beyond our control.  If we are unable to execute a long-term supply agreement or otherwise secure a dependable source for drug substance before our inventory of ecallantide drug substance is exhausted, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

Any new biopharmaceutical product candidates we develop must undergo rigorous clinical trials which could substantially delay or prevent their development or marketing.

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

Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products.  Third parties have patent rights related to phage display, particularly in the area of antibodies.  While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated (now owned by Alere Inc.), CAT, Domantis Limited (a wholly-owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ireland Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product.  In addition, we may choose to license patent rights from other third parties.  In order for us to commercialize a process or product, we may need to license the patent or other rights of other parties.  If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products.  If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties, which would adversely affect us.  If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses.  If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products and could require us to pay substantial monetary damages.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $57.8 million at December 31, 2010.  The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016.  In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through February 25, 2011, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

We lease approximately 43,000 square feet of space at 300 Technology Square in Cambridge, Massachusetts.  This building serves as our corporate headquarters and research facility.  Our lease will expire on February 29, 2012 and we have the option to terminate our lease up to three months earlier.  We have provided the lessor with a Letter of Credit, and under the terms of the lease, as amended, the Letter of Credit balance was reduced to approximately $1.3 million in February 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol DYAX.  As of February 23, 2011, there were 98,709,979 shares of our common stock outstanding, which were held by approximately 172 common stockholders of record.

The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$4.14	$3.10
Second Quarter	$3.80	$2.20
Third Quarter	$2.58	$2.06
Fourth Quarter	$2.54	$2.07

	High	Low
Fiscal year ended December 31, 2009
First Quarter	$3.84	$1.80
Second Quarter	$2.57	$1.55
Third Quarter	$4.39	$2.13
Fourth Quarter	$4.69	$2.97

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

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The selected consolidated financial data at December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 have been prepared from our audited financial statements included in this Form 10-K.  The selected consolidated financial data at December 31, 2008, 2007 and 2006, and for the years ended December 31, 2007 and 2006 have been prepared from our audited financial statements not included in this Annual Report on Form 10-K.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$8,835	$—	$—	$—	$—
Development and license fee revenues	42,564	21,643	43,429	26,096	12,776
Total revenues	51,399	21,643	43,429	26,096	12,776

Cost of product sales	505	—	—	—	—
Research and development expenses	31,522	46,587	68,077	57,010	37,537
Selling, general and administrative expenses	33,583	25,843	22,663	15,740	14,658
Equity loss in joint venture	—	—	—	3,831	10,352
Restructuring costs	—	2,331	4,631	—	—
Impairment of fixed assets	—	955	352	—	—
Total operating expenses	65,610	75,716	95,723	76,581	62,547
Loss from operations	(14,211)	(54,073)	(52,294)	(50,485)	(49,771)
Other (expense) income, net	(10,292)	(8,346)	(5,910)	(5,824)	(552)
Loss on extinguishment of debt	—	—	(8,264)	—	—
Net loss	$(24,503)	$(62,419)	$(66,468)	$(56,309)	$(50,323)
Basic and diluted net loss per share	$(0.26)	$(0.90)	$(1.08)	$(1.06)	$(1.18)
Shares used in computing basic and diluted net loss per share	93,267,850	69,151,841	61,626,095	53,072,993	42,532,466

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,601	$29,386	$27,668	$29,356	$11,295
Short-term investments	58,783	23,009	30,792	34,055	47,169
Long-term investments	—	—	—	—	1,992
Working capital	67,869	34,126	40,736	53,115	46,369
Total assets	92,431	64,801	75,075	83,615	88,173
Long-term obligations, less current portion	56,474	58,749	48,499	30,016	40,210
Accumulated deficit	(442,322)	(417,819)	(355,400)	(288,932)	(232,623)
Total stockholders’ equity (deficit)	2,633	(38,602)	(20,044)	29,496	23,461

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs.  We currently have three major business elements:

•
We commercialize KALBITOR® (ecallantide) on our own in the United States for treatment of acute attacks of HAE and are also developing KALBITOR for use in other indications.  Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and are evaluating opportunities in additional territories.

•
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, or LFRP.  This program, which generated $24 million in revenue in 2010, has also resulted in a portfolio of product candidates being developed by our licensees.  This portfolio currently includes 17 product candidates in clinical development. To the extent that one or more of these product candidates are commercialized according to published timelines, we anticipate that revenues under the LFRP will increase substantially.

•	We continue to use our phage display technology to identify new drug candidates and advance others within our preclinical pipeline.

KALBITOR and the Ecallantide Franchise

In February 2010, we began commercializing KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are commercializing KALBITOR on our own in the United States, and working through corporate partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  During 2010, we entered into four separate agreements to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Japan, North Africa, the Middle East, Russia, Australia, New Zealand and Israel.

We are also exploring the use of ecallantide for the treatment of drug-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors. In December 2010, we filed an IND for this indication with the FDA. We plan to initiate a dose-ranging Phase 2 clinical study and commence dosing of the first patients in the first half of 2011. In addition, we have licensed ecallantide for development through a collaboration with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for treatment of retinal diseases.

Phage Display Licensing and Funded Research Program

We believe that our phage display libraries represent the "gold standard" for therapeutic development and we leverage our proprietary phage display technology through our LFRP licenses and collaborations.  This program currently generates significant revenues and has the potential for substantially greater revenues if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.   We have 75 ongoing LFRP license agreements.  Of the 17 product candidates that are currently in clinical development under the LFRP portfolio, four are in Phase 3, four are in Phase 2 and nine are in Phase 1.  To the extent that these product candidates receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013.  Furthermore, based on our own analysis as to the probability of receiving marketing approval and the large markets being addressed, we expect potential annual royalty revenues under the LFRP of more than $70 million by 2016.  Several of our LFRP collaborations also provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies.

To date we have received more than $150 million, primarily related to license fees and milestones, in revenues under the LFRP.  In 2010,  we earned $24.4 million, including an $11.3 million buy-out of one royalty obligation for Xyntha®, and we expect receipts under the LFRP to continue to grow as more products advance in clinical development.

In addition, under a loan arrangement with Cowen Healthcare, we obtained $65 million in debt funding, secured exclusively by the LFRP.  This debt, which has a current principal balance of $57.8 million, is being repaid from a portion of LFRP receipts, is required to be repaid in full by 2016, and may be prepaid without penalty in August 2012.

Dyax Pipeline

We are also developing a pipeline of drug candidates using our phage display technology. We use phage display to identify antibody, small protein and peptide compounds with therapeutic potential for development in our own internal programs.  These preclinical drug candidates may be developed independently or through strategic partnerships with other biotechnology and pharmaceutical companies.  Although we will continue to seek to retain ownership and control of our internally discovered drug candidates by taking them further into preclinical and clinical development, we will also partner certain candidates in order to balance the risks associated with drug discovery and maximize return for our stockholders.

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

KALBITOR

In December 2009, ecallantide was approved by the FDA under the brand name KALBITOR for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by us, is the first subcutaneous HAE treatment approved in the United States.

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

United States Sales and Marketing

We have established a commercial organization to support sales of KALBITOR in the United States. We believe that a field-based team of approximately 25 professionals, consisting of sales representatives and corporate account directors, is appropriate to effectively market KALBITOR in the United States at this time, where patients are treated primarily by a limited number of specialty physicians, consisting mainly of allergists and immunologists.

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

Distribution

We have an exclusive relationship with three wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) to establish a distribution network for KALBITOR.  Our agreements with each subsidiary have an initial term of three years, although each contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.  This distribution network includes the following:

•
US Bioservices Corporation (US Bio), serves as our  specialty pharmacy for KALBITOR in the United States, and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR;

•	ASD Specialty Healthcare Inc. (ASD), serves as our wholesale distributor for KALBITOR to treating hospitals in the United States; and

•
Integrated Commercialization Solutions, Inc. (ICS),  provides warehousing, inventory management and other logistical services in connection with the distribution of KALBITOR throughout the United States.

Manufacturing

In connection with the commercial launch of KALBITOR in the United States, we have established a commercial supply chain, consisting of single-source third party suppliers to manufacture, test and distribute this product. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by MSD Biologics (UK) Limited (formerly known as Avecia Biologics Limited), a subsidiary of Merck & Co., Inc. We are currently in the process of manufacturing additional ecallantide drug substance that is expected to be released during the first quarter of 2011.  Our inventories would then be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2013. Under existing arrangements with MSD Biologics, they have agreed to conduct additional manufacturing campaigns, as necessary, to supplement existing inventory.

The shelf-life of our frozen ecallantide drug substance is four years.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Steir at its facilities in Spokane, Washington under a commercial supply agreement. This process, known in the industry as the "fill and finish" process, is not unique to KALBITOR and alternative manufacturers are readily available in the event that we elect, or are required, to relocate the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of three years.

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

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE.   In July 2010, the EMA completed its validation process for the MAA for potential approval to market ecallantide in the European Union (EU).  We are working with Sigma-Tau on the response to the Day 120 consolidated list of questions from the EMA.  These questions are within our expectations.  We anticipate an EMA decision by year end 2011.  We also anticipate that the MAA will be transferred from us to Sigma-Tau prior to any approval decision.  If approved, KALBITOR will receive marketing authorization in 27 EU member states.

In December 2010, we amended our agreement with Sigma-Tau to expand our collaboration to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand.  Under the terms of the amendment, in January 2011, Sigma-Tau made a $500,000 upfront payment to us and also purchased 151,515 shares of our common stock at a price of $3.30 per share, which represented a 50% premium over the 20-day average closing price through December 20, 2010, for an aggregate purchase price of $500,000.  We will also be eligible to receive up to $2 million in regulatory and commercialization milestones and royalties equal to 41% of net sales of product, as adjusted for product costs.  Consistent with the previous agreement, Sigma-Tau will pay the costs associated with regulatory approval and commercialization in these additional territories.

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

Ecallantide for Treatment of Other Angioedemas

In addition to its approved commercial use, we are also developing ecallantide in other angioedema indications. Another form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases the relative activity of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, ecallantide has the potential to be effective for treating this condition.  We filed an IND for a placebo-controlled Phase 2 clinical study for this indication.  This application was filed with the FDA in December 2010.  We are in the process of establishing clinical trial sites and expect to treat the first patient during the first half of 2011.  Data from this trial are expected in the second half of 2012.

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

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

Currently, 17 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3, four are in Phase 2 and nine are in Phase 1.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  We will receive milestones and royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized.

Generally, under the terms of our LFRP licenses, we are entitled to receive royalties on commercial salesof all  products for at least ten years after initial commercialization. To the extent that the product candidates in the chart above receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013.  Furthermore, based upon our own analysis as to the probability of receiving marketing approval and the large markets being addressed, we expect potential annual royalty revenues under the LFRP of more than $70 million by 2016.

Currently, the types of licenses and collaborations that we enter into have one of three distinct structures:

•
Library Licenses. We believe our phage display libraries represent the "gold standard" for therapeutic development. Under our library license program, we grant our licensees rights to use our phage display libraries in connection with their internal therapeutic development programs.  We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets.  The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term.  Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales.  We have approximately 20 library licensees including Amgen, Aveo, Bayer Schering, Biogen Idec, Boehringer Ingelheim, CSL, ImClone Systems (a wholly-owned subsidiary of Eli Lilly), Merck Serono, Novo Nordisk, sanofi-aventis and Trubion (now known as Emergent BioSolutions).

•
Funded Research. Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators.  Our funded research collaborators with products currently in development include AstraZeneca, Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack, and Trubion (now known as Emergent BioSolutions).

•
Patent Licenses. Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use our core phage display patents (known as the Ladner patents), to discover and develop biologic compounds for use in specified fields.  We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields.  Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales for a period of ten years after commercialization of any resulting product.  In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage-display technologies which they have developed or which they control.  We believe that these provisions allow us to practice enhancements to phage display developed by our licensees.  We currently have approximately 45 patent licensees worldwide.  Once the Ladner patents expire in 2012, we will no longer be entering into additional patent license agreements.

We expect to continue to enter into licenses and collaborations that are designed to maximize the strategic value of our proprietary phage display technology.

DYAX PIPELINE

We are pursuing additional niche indications by leveraging our phage display technology expertise to identify new drug candidates. We have several preclinical candidates in our internal pipeline generated from phage display technology.  Our goal is to file a new Investigational New Drug application every 24 months.  Candidates are targeted which have defined regulatory pathways and address meaningful market opportunities.

RESULTS OF OPERATIONS

Revenues.  Total revenues for 2010 were $51.4 million, compared with $21.6 million in 2009 and $43.4 million in 2008.

Our financial guidance for total revenue in 2011 is $38 to $44 million, including KALBITOR sales of $20 to $24 million. In addition, our financial guidance for total revenue in 2016 is $180 to $210 million, including KALBITOR sales of $110 to $125 million and LFRP revenue of $70 to $85 million.

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

We record product sales net of allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.

Development and License Fees.  We also derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators in amounts that fluctuate from year-to-year due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $42.6 million in 2010, $21.6 million in 2009 and $43.4 million in 2008.

The 2010 revenue increase was due to $11.3 million recognized from the sale of rights to royalties and other payments related to Xyntha, a product developed by one of our licensees under the LFRP, and $13.8 million of previously deferred revenue associated with the Cubist license that was fully recognized during 2010 based upon Cubist’s termination of its ecallantide development program.  During 2009, we recognized $4.3 million of revenue associated with the Cubist license.

The decrease in revenue from 2008 to 2009 was primarily due to $23.2 million of revenue recognized in 2008 that was associated with our sanofi-aventis license agreement.  Under this exclusive worldwide license, sanofi-aventis received rights for the development and commercialization of the fully human monoclonal antibody DX-2240 as a therapeutic product.  We recognized no revenue under this license in 2009.  The 2009 decrease in revenue was partially offset by an increase of $1.1 million in revenue from our license agreement with Cubist, as well as an increase in patent and library license revenue, including milestones and royalties.

Cost of Product Sales.   We incurred $505,000 of costs associated with product sales during 2010.  This primarily includes the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred and accordingly are not included in the cost of product sales during 2010.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through early 2012.  When this supply has been depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development. Our research and development expenses are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
KALBITOR development costs	$15,760	$17,429	31,229
Ecallantide drug substance manufacturing costs	—	8,599	2,838
Other research and development expenses	15,762	20,559	34,010
Total	$31,522	$46,587	$68,077

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, as well as costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials and the cost of manufacturing drug material prior to FDA approval.  In addition, our 2010 development expenses include $1.4 million of costs associated with obtaining regulatory approval for the treatment of HAE in Europe which are being reimbursed by Sigma-Tau.

The cost decrease in the 2010 Period is primarily due to an $8.6 million decrease in ecallantide drug manufacturing costs and $4.9 million in lower personnel expenses resulting from our workforce reduction in the 2009.

The decrease in the 2009 research and development expenses as compared to the 2008 Period, is primarily due to cost savings related to the workforce reduction in 2009 and closure of the Liege, Belgium research facility in 2008, as well as a $7.4 million decrease in clinical costs after our EDEMA4 Phase 3 trial which was completed in 2008.  These decreases were partially offset by a $5.8 million increase in costs to manufacture KALBITOR drug substance during 2009.

Research and development expenses may increase in future years primarily due to clinical trial costs associated with our exploration of using KALBITOR for treatment of drug-induced angioedema.  We plan to initiate a Phase 2 clinical study during 2011.  Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR in 2010 and 2009, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses were $33.6 million in 2010 compared to $25.8 million in 2009 and $22.7 million in 2008.

The 2010 increase in costs is primarily due to additional infrastructure to support the commercial launch of KALBITOR, including the expansion of sales and marketing personnel.  These costs include increases of $5.7 million in internal sales and marketing expenses and $2.5 million in external sales and marketing expenses.

The higher general and administrative costs in 2009 compared to 2008 were primarily due to an increase in infrastructure to support plans for commercialization of KALBITOR and a charge of $1.1 million for share-based compensation expense for amendments to the exercise and vesting schedules of certain options in 2009.

Restructuring and Impairment.  In 2009, we implemented a workforce reduction to focus necessary resources on the commercialization of ecallantide and to support our long-term financial success.  As a result, we recorded restructuring charges of approximately $2.3 million.

Due to the decrease in necessary facility space following the workforce reduction, we amended our facility lease, resulting in a charge of approximately $955,000 for the write-down of leasehold improvements.

Loss on Extinguishment of Debt.  In 2008, we incurred a loss on extinguishment of debt of $8.3 million related to the full pay-off of our debt with Paul Royalty.

Interest Expense.  Interest expense in 2010 was $11.9 million compared to $10.1 million in 2009 and $7.8 million in 2008.  The 2010 increase is due to additional interest expense under the Cowen Healthcare loan, consisting of approximately $1.4 million for payments to Cowen Healthcare in connection with the sale of our rights to royalties and other payments related to the Xyntha product, and interest on the $15 million Tranche B loan which was received in March 2009.

The 2009 increase in interest expense was primarily due to interest on the $15 million Tranche B loan from Cowen Healthcare.

Interest and Other Income.  Interest income was $209,000, $248,000 and $1.5 million in 2010, 2009 and 2008, respectively.  The decrease in interest income from 2009 to 2010 was due to lower rates of return on our investments.  The decrease from 2008 to 2009 was due to lower investment balances and lower interest rates on our investments.

In 2010, income of $1.5 million was recognized for several grants received under the Qualifying Therapeutic Discovery Project program. Under this program, the Internal Revenue Service, in conjunction with the Department of Health and Human Services, approved our applications for projects that showed significant potential to produce new and cost-saving therapies, support jobs and increase U.S. competitiveness.  All proceeds from this grant were classified as Other Income in the Statement of Operations.

In 1999, we received an €825,000 grant from the Walloon region of Belgium, which included specific criteria regarding employment and investment levels that needed to be met.  In connection with the closure of our Liege, Belgium facility in 2008, we refunded approximately $162,000 of the grant.  In 2009, all remaining investment criteria were met and the residual grant balance of approximately $1.0 million was released from short-term liabilities on the consolidated balance sheet and recognized as Other Income in the Statement of Operations.

Net Loss. For the year ended December 31, 2010, the net loss was $24.5 million or $0.26 per share, as compared to $62.4 million or $0.90 per share in 2009, and $66.5 million or $1.08 per share in 2008.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$18,601	$29,386
Short-term investments	58,783	23,009
Total cash, cash equivalents and investments	$77,384	$52,395

The following table summarizes our cash flow activity:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash used in operating activities	$(34,131)	$(54,227)	$(20,488)
Net cash (used in) provided by investing activities	(35,409)	6,989	3,764
Net cash provided by financing activities	58,755	48,942	14,984
Effect of foreign currency translation on cash balances	—	14	52
Net (decrease) increase in cash and cash equivalents	$(10,785)	$1,718	$(1,688)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through December 31, 2010, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our financial guidance is that we expect to be at cash-flow breakeven during 2013.

Operating Activities.

In 2010, the principal use of cash in our operations was to fund our net loss which was $24.5 million.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $1.6 million and stock-based compensation expense of $4.1 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $16.3 million, including a decrease in accounts payable and accrued expenses of $2.5 million, an increase in accounts receivable of $2.6 million, and a decrease in deferred revenue of $8.8 million.  The change in deferred revenue is primarily due to the recognition of $13.8 million of revenue associated with the termination of the license and collaboration agreement with Cubist in 2010, offset by additional deferred revenue of $7.0 million from 2010 collaborations to commercialize ecallantide outside the United States.

During October 2010, a new drug substance manufacturing campaign was initiated with MSD Biologics to meet the demand for KALBITOR and supply clinical programs, as needed.  Costs under this manufacturing campaign are expected to approximate $4 million and will be paid in 2011.

In 2009, the principal use of cash in our operations was to fund our net loss which was $62.4 million. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $2.8 million, interest expense of $1.6 million, non-cash income of $1.5 million primarily due to the recognition of $1.0 million in income related to the Walloon grant, impairment of fixed assets totaling $1.0 million, and stock-based compensation expense of $5.3 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities which used cash of $895,000, including decreases in deferred revenue of $1.3 million and accounts payable and accrued expenses of $280,000 and deferred rent of $565,000.  These were offset by a decrease in accounts receivable of $2.0 million.  The increase in cash used for operating activities in 2009 compared to 2008 was $33.7 million, primarily due to revenue deferred in 2008 and the debt extinguishment cost in 2008.

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

Investing Activities.

Our investing activities for 2010 consisted of the purchase of securities totaling approximately $82.8 million, offset by investment maturities of $47.0 million, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Our investing activities for 2009 consisted of investment maturities totaling approximately $39.0 million, offset by purchases of additional securities of $31.5 million and the purchase of approximately $589,000 of fixed assets.

Our investing activities for 2008 primarily consisted of the timing of the maturity and purchase of our short-term investments and a $1.6 million decrease in restricted cash from a contractual reduction of our letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.  In addition, we purchased fixed assets totaling $1.4 million.

Financing Activities.

Our financing activities for 2010 consisted of net proceeds of $61.1 million from the sale of 20,186,132 shares of our common stock, as well as principal repayments of long-term debt totaling $2.8 million, consisting of capital lease payments and $1.9 million to Cowen Healthcare.

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

We expect to continue to manage our cash requirements by completing additional partnerships, collaborations, and financial and strategic transactions.  We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support our current operations through 2012.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

We may seek additional funding through some combination of our collaborative arrangements and public or private equity or debt financings.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders.  If we need additional funds and are unable to obtain funding on a timely basis, we might need to curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue operations, which could adversely affect our business prospects.

We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.  The following chart represents our total contractual obligations, including principal and interest, at December 31, 2010, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
		(In thousands)
Note Payable (1)	$97,007	6,506	9,224	18,280	55,746	7,251	—
Capital leases	213	213	—	—	—	—	—
Leasehold improvement arrangements	481	412	69	—	—	—	—
Operating lease obligations (2)	3,193	2,678	472	43	—	—	—
Patent and product license obligations (3)	3,098	330	1,305	305	281	281	596
Obligations for research, development and manufacturing (4)	9,516	5,314	3,517	421	264	—	—
Total contractual obligations	$113,508	$15,453	$14,587	$19,049	$56,291	$7,532	$596

(1)
These amounts represent projected future principal and interest payments to Cowen Healthcare based on our current LFRP projections, which are subject to uncertainties based on the timing and amounts of cash receipts under the LFRP.  See Notes to the Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data".

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

Share-Based Compensation.  We apply the provisions of Accounting Standards Codification (ASC) 718, "Accounting for Stock-Based Compensation" which required us to recognize the expense related to the fair value of stock-based compensation awards in our consolidated statement of operations.  ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  We use the Black-Scholes option pricing model.  A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield.  Expected volatilities are based on historical volatilities of our stock.  The expected option term is derived from historical data on exercise behavior.  The dividend yield is based on historical dividend payments.  The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.  We recognize expense on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.  The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

Revenue Recognition.  Our principal sources of revenue are product sales of KALBITOR, license fees, funding for research and development, and milestones and royalties derived from collaboration and license agreements.  In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectability of the resulting receivable is reasonably assured and we have fulfilled the respective performance obligation.

Product Sales and Allowances

Revenues from product sales are recognized when title and risk of loss have passed to the customer.  As such, product sales are recorded upon delivery of KALBITOR to the customer, our specialty pharmacy or specialty distributor.  We establish reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.  Reserves are based on estimates of the amount earned or to be claimed on the related sales.  Our estimates take into consideration market research data related to our payer mix, actual sales data and historical experience for similar products sold by others.  If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

In addition to the discounts and rebates described above and classified as a reduction of revenue, we also maintain a service contract with US Bio for patient service initiatives. We have established that the services are at fair value and represent a separate and identifiable benefit related to these services and, accordingly, have classified them as selling, general and administrative expense.  If we had concluded that we did not receive a separate identifiable benefit or have sufficient evidence that the fair value did not exist for these services, we would have been required to classify these costs as a reduction of revenue.

Development and License Fee Revenues

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

Collaboration Agreements.  We enter into collaboration agreements with other companies for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting.

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

Steering committee services that are not inconsequential or perfunctory and that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which we expect to complete our aggregate performance obligations.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. We recognize revenue using the proportional performance method when the level of effort required to complete our performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If we cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement would be recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in the Company's revenue model. Milestones that involve substantial effort on the Company's part and the achievement of which are not considered probable at the inception of the collaboration are considered "substantive milestones." Substantive milestones are included in the Company's revenue model when achievement of the milestone is considered probable under the proportional performance model.  Revenue recognized under this model is limited to the amount of cash received or for which the Company is entitled.  As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met.

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

Tax Loss Carryforwards

As of December 31, 2010 and 2009, we had federal net operating loss (NOL) carryforwards of approximately $313.3 million and $286.5 million, respectively, which may be available to offset future federal income tax liabilities and which begin to expire in 2011.

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

As required by ASC 740, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are comprised principally of NOL and research and experimentation credit carryforwards.  Management has determined at this time that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $187.7 million has been established at December 31, 2010.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In October 2009, the FASB issued a new accounting standard which amends existing revenue recognition accounting pronouncements for Multiple-Deliverable Revenue Arrangements.  This new standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item in circumstances when there is no other means to determine the fair value of that undelivered item. Multiple-deliverable revenue arrangement guidance previously required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under the previous guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is no later than January 1, 2011.  We do not expect the adoption of this standard to have a material impact on its financial position or results of operations, this standard may have an impact in the event that future transactions are completed or existing collaborations are materially modified.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance a company may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for us is no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dyax Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2011

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,601	$29,386
Short-term investments	58,783	23,009
Accounts receivable, net of allowances for doubtful accounts of $45 and $25 at December 31, 2010 and 2009, respectively	5,315	2,723
Inventory	1,696	578
Other current assets	4,170	2,816
Total current assets	88,565	58,512
Fixed assets, net	2,178	3,508
Restricted cash	1,266	2,177
Other assets	422	604
Total assets	$92,431	$64,801
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$10,672	$11,787
Current portion of deferred revenue	8,738	10,345
Current portion of long-term obligations	586	890
Other current liabilities	700	1,364
Total current liabilities	20,696	24,386
Deferred revenue	12,598	19,785
Note payable	56,406	58,096
Long-term obligations	68	653
Deferred rent and other long-term liabilities	30	483
Total liabilities	89,798	103,403
Commitments and Contingencies (Notes 8, 11, 14)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 98,508,487 and 78,074,052 shares issued and outstanding at December 31, 2010 and 2009, respectively	985	781
Additional paid-in capital	443,926	378,421
Accumulated deficit	(442,322)	(417,819)
Accumulated other comprehensive income	44	15
Total stockholders’ equity (deficit)	2,633	(38,602)
Total liabilities and stockholders’ equity (deficit)	$92,431	$64,801

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$8,835	$—	$—
Development and license fee revenues	42,564	21,643	43,429
Total revenues	51,399	21,643	43,429

Costs and expenses:
Cost of product sales	505	—	—
Research and development expenses	31,522	46,587	68,077
Selling, general and administrative expenses	33,583	25,843	22,663
Restructuring costs	—	2,331	4,631
Impairment of fixed assets	—	955	352
Total costs and expenses	65,610	75,716	95,723
Loss from operations	(14,211)	(54,073)	(52,294)
Other income (expense):
Interest and other income	1,645	1,736	1,843
Interest expense	(11,937)	(10,082)	(7,753)
Loss on extinguishment of debt	—	—	(8,264)
Total other expense, net	(10,292)	(8,346)	(14,174)
Net loss	$(24,503)	$(62,419)	$(66,468)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	(492)	71
Unrealized gain (loss) on investments	29	(137)	45
Comprehensive loss	$(24,474)	$(63,048)	$(66,352)
Basic and diluted net loss per share:
Net loss	$(0.26)	$(0.90)	$(1.08)
Shares used in computing basic and diluted net loss per share	93,267,850	69,151,841	61,626,095

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
Balance at January 1, 2008	60,427,178	$604	$317,296	$(288,932)	$528	$29,496
Exercise of stock options	505,269	5	1,173	—	—	1,178
Issuance of common stock for employee stock purchase plan	99,941	1	286	—	—	287
Sale of common stock	2,008,032	20	9,980	—	—	10,000
Compensation expense associated with stock options	—	—	4,494	—	—	4,494
Issuance of warrants	—	—	853	—	—	853
Unrealized gain on investments	—	—	—	—	45	45
Foreign currency translation	—	—	—	—	71	71
Net loss	—	—	—	(66,468)	—	(66,468)
Balance at December 31, 2008	63,040,420	630	334,082	(355,400)	644	(20,044)
Exercise of stock options	153,125	2	302	—	—	304
Issuance of common stock for employee stock purchase plan	99,937	1	222	—	—	223
Sale of common stock	14,780,570	148	38,054	—	—	38,202
Compensation expense associated with stock options	—	—	5,284	—	—	5,284
Issuance of warrants	—	—	477	—	—	477
Unrealized gain on investments	—	—	—	—	(137)	(137)
Foreign currency translation	—	—	—	—	(492)	(492)
Net loss	—	—	—	(62,419)	—	(62,419)
Balance at December 31, 2009	78,074,052	781	378,421	(417,819)	15	(38,602)
Exercise of stock options	148,369	1	258	—	—	259
Issuance of common stock for employee stock purchase plan	99,934	1	186	—	—	187
Sale of common stock	20,186,132	202	60,931	—	—	61,133
Compensation expense associated with stock options	—	—	4,130	—	—	4,130
Unrealized gain on investments	—	—	—	—	29	29
Net loss	—	—	—	(24,503)	—	(24,503)
Balance at December 31, 2010	98,508,487	$985	$443,926	$(442,322)	$44	$2,633

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,503)	$(62,419)	$(66,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premium/discount	76	142	50
Depreciation and amortization of fixed assets	1,482	2,230	2,812
Amortization of intangibles	2	419	516
Non-cash interest expense	945	1,634	7,386
Impairment of fixed assets	—	955	352
Gain on disposal of fixed assets	43	(42)	(350)
Compensation expenses associated with stock-based compensation plans	4,098	5,282	4,494
Extinguishment of debt	—	—	8,264
Provision for doubtful accounts	15	(42)	(13)
Non-cash other income	—	(1,491)	—
Changes in operating assets and liabilities
Accounts receivable	(2,608)	2,011	(561)
Prepaid research and development and other assets	(1,143)	(141)	90
Inventory	(992)	(70)	—
Other long-term assets	179	(595)	—
Accounts payable and accrued expenses	(2,478)	(280)	1,606
Deferred revenue	(8,794)	(1,255)	21,879
Long-term deferred rent	(258)	(565)	(403)
Other long-term liabilities	(195)	—	(142)
Net cash used in operating activities	(34,131)	(54,227)	(20,488)
Cash flows from investing activities:
Purchase of investments	(82,824)	(31,501)	(41,732)
Proceeds from maturity of investments	47,003	39,005	44,990
Purchase of fixed assets	(326)	(589)	(1,439)
Proceeds from sale of fixed assets	38	74	350
Restricted cash	700	—	1,595
Net cash (used in) provided by investing activities	(35,409)	6,989	3,764
Cash flows from financing activities:
Net proceeds from common stock offerings	61,133	38,202	10,000
Proceeds from note payable	—	14,820	49,600
Proceeds from long-term obligations, net of fees	—	—	1,103
Repayment of Paul Royalty on extinguishment of debt	—	—	(35,080)
Repayment of long-term obligations	(2,824)	(4,607)	(12,104)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	446	527	1,465
Net cash provided by financing activities	58,755	48,942	14,984
Effect of foreign currency translation on cash balances	—	14	52
Net (decrease) increase in cash and cash equivalents	(10,785)	1,718	(1,688)
Cash and cash equivalents at beginning of the period	29,386	27,668	29,356
Cash and cash equivalents at end of the period	$18,601	$29,386	$27,668
Supplemental disclosure of cash flow information:
Interest paid	$10,934	$8,558	$3,595
Supplemental disclosure of non cash investing and financing activities:
Acquisition of property and equipment under long-term obligations	$—	$—	$31
Warrant issued in connection with note payable	$—	$477	$853

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1.	Nature of Business

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

The Company expects that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support the Company’s current operations through 2012.  If the Company's cash requirements exceed its current expectations or if the Company generates less revenue than it expects, the Company will need additional funds.  The Company may seek additional funding through collaborative arrangements, and public or private financings.  However, the Company may not be able to obtain financing on acceptable terms or at all, and the Company may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders.  If the Company needs additional funds and it is unable to obtain funding on a timely basis, the Company may be required to significantly curtail its research, development or commercialization programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At December 31, 2010 and 2009, approximately 98% and 81% of the Company’s cash, cash equivalents and short-term investments were invested in money market funds backed by United States Treasury obligations, United States Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company also maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its exclusive distributor.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of December 31, 2010, three customers accounted for approximately 35%, 28% and 24%, respectively, of the Company’s accounts receivable balance.  One customer accounted for approximately 64% of the Company’s accounts receivable balance at December 31, 2009, which was collected in the first quarter of 2010.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and United States Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year as of year end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of December 31, 2010, the Company’s investments consisted of United States Treasury notes and bills with an amortized cost of $58.7 million, an estimated fair value of $58.8 million, and had an unrealized gain of $44,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheets.  As of December 31, 2009, the Company’s investments consisted of United States Treasury notes and bills with an amortized cost and estimated fair value of $23.0 million, and had an unrealized gain of $15,000 which is recorded in other comprehensive income on the accompanying consolidated balance sheets.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value determined on a discounted cash flow basis.

Revenue Recognition

The Company’s principal sources of revenue are product sales of KALBITOR, license fees, funding for research and development, and milestones and royalties derived from collaboration and license agreements.  In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectability of the resulting receivable is reasonably assured and the Company has fulfilled the respective performance obligation.

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

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, the patient financial assistance program, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an accrued expense.

The Company maintains a service contract with US Bio for patient service initiatives. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that the services are at fair value and represent a separate and identifiable benefit and, accordingly, has classified them as selling, general and administrative expense.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Prompt Payment Discounts.  The Company offers a prompt payment discount to its customers ASD and US Bio.  Since the Company expects their customers will take advantage of this discount, the Company accrues 100% of the prompt payment discount, which is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  The Company estimates reductions to product sales for Medicaid and Veterans’ Administration (VA) programs, and Medicare Part D Coverage Gap Program, as well as with respect to certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on KALBITOR patient data, actual sales data and market research data related to payer mix.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to the Company’s estimated obligations to states under the established reimbursement arrangements of each applicable state.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim after receiving billings from the state.

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

Product Returns.  Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company does not provide its customers with a general right of product return. It permits returns if the product is damaged or defective when received by its customers or if the product’s stated shelf life has expired.  The Company estimates product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

Total gross product sales	$9,293

Prompt pay and other discounts	$(205)
Government rebates and chargebacks	(239)
Returns	(14)
Product sales allowances	$(458)
Total product sales, net	$8,835

Total product sales allowances as a percent of gross product sales	4.9%

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

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct internal labor hours or full-time equivalents are typically used as the measurement of performance.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement would be recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in the Company's revenue model. Milestones that involve substantial effort on the Company's part and the achievement of which are not considered probable at the inception of the collaboration are considered "substantive milestones." Substantive milestones are included in the Company's revenue model when achievement of the milestone is considered probable under the proportional performance model.  Revenue recognized under this model is limited to the amount of cash received or for which the Company is entitled.  As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, the majority of the costs of KALBITOR sold during  2010 are not included in cost of product sales.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At December 31, 2010 and 2009, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries are translated at period end exchange rates.  Amounts included in the statements of operations are translated at the average exchange rate for the period.  Beginning July 1, 2009, all currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the years ended December 31, 2010 and 2009 the Company recorded other income of $32,000 and $329,000, respectively for the translation of foreign currency.  Prior to the closure of the Liege, Belgium facility, currency translation adjustments were made directly to accumulated other comprehensive income (loss) in the consolidated balance sheets.  The change is a result of the closure of the Liege, Belgium facility.  For the year ending December 31, 2008 the translation of foreign currencies generated gains of $71,000.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its employee stock purchase plan.  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted, in accordance with ASC 260.  Basic loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended December 31, 2010 and 2009, and therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 9,693,266, 8,798,956, and 8,708,609 shares of common stock were outstanding at December 31, 2010,  2009, and 2008,  respectively.

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

Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1, 2008	$107	$421	$528
Change for 2008	45	71	116
Balance at December 31, 2008	152	492	644
Change for 2009	(137)	(492)	(629)
Balance at December 31, 2009	15	—	15
Change for 2010	29	—	29
Balance at December 31, 2010	$44	$—	$44

Business Segments

The Company discloses business segments under ASC 280, Segment Reporting, which established standards for reporting information about operating segments and disclosures about products and services, geographic areas and major customers.  The Company operates as one business segment within one geographic area.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Sigma-Tau

In June 2010, the Company entered into a strategic partnership agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide (formerly referred to by Dyax as DX-88) for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand.

Under the terms of the original agreement, Sigma-Tau made a $2.5 million upfront payment, which was received in July 2010.  In addition, Sigma-Tau purchased 636,132 shares of the Company’s common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.

Under the terms of the amendment, Sigma-Tau made a $500,000 upfront payment to the Company and also purchased 151,515 shares of the Company’s common stock at a price of $3.30 per share, which represented a 50% premium over the 20-day average closing price through December 20, 2010, for an aggregate purchase price of $500,000.  Both payments were received in January 2011.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company is also eligible to receive over $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.  Sigma-Tau will pay costs associated with regulatory approval and commercialization in the licensed territories.  In addition, the Company and Sigma-Tau will share equally the costs for all development activities for optional future indications developed in partnership with Sigma-Tau in the territories covered under the initial Sigma-Tau agreement.

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

Payments being recorded as revenue under the proportional performance method include the $3.0 million in upfront payments, $922,000 of premium for the equity which represents the difference between the purchase price and the closing price of the common stock on the date of the stock purchase and estimated reimbursements related to the development services.  As future milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract’s entire performance period, starting with the contract’s commencement. A portion of the milestone payment, equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.

The Company recognized revenue of approximately $2.2 million related to this agreement for the year ended December 31, 2010.  As of December 31, 2010, the Company has deferred $3.1 million of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets, and has recorded a receivable for reimbursement of costs associated with regulatory approval of $1.4 million.

CMIC

In September 2010, the Company entered into an agreement with CMIC Co., Ltd, (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the technology license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting includes the technology license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  At this time the scope and timing of the future development of ecallantide for the treatment of HAE and other indications in the CMIC territory are the joint responsibility of the Company and CMIC and therefore, the Company cannot reasonably estimate the level of effort required to fulfill its obligations under the first unit of accounting.  As a result, the Company is recognizing revenue under the first unit of accounting on a straight-lined basis over the estimated development period of ecallantide for the treatment of HAE and other indications in the CMIC territory of approximately seven years.

The Company recognized revenue of approximately $148,000 related to this agreement for the year ended December 31, 2010.  As of December 31, 2010, the Company has deferred approximately $3.9 million of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sale of Xyntha Royalty Rights

In April 2010, the Company sold its rights to royalties and other payments related to the commercialization of the product Xyntha®, which was developed by one of the Company’s licensees under the Company’s phage display Licensing and Funded Research Program (LFRP).  Under the terms of this sale, the Company received an upfront cash payment of $9.8 million and has earned an additional $1.5 million milestone payment based on 2010 product sales.  The Company is also eligible to receive an additional $500,000 based on 2011 product sales.  A portion of the upfront cash payment was required to be applied to the Company’s loan with Cowen Healthcare (see Note 7 – Note Payable), including a $1.9 million principal reduction and interest expense of $1.3 million.  A similar proportion of the $1.5 million milestone payment will also be applied to the loan. The Company has determined that it has no substantive future obligations under the arrangement.  The full amount of the $11.3 million upfront payment and sales milestone were recognized as revenue during the year ended December 31, 2010.

Cubist Pharmaceuticals Inc.

In 2008, the Company entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with ecallantide in the licensed indications in the Cubist territory. The Company received $17.5 million in license and milestone fees in 2008 as a result of the Cubist agreement. Additionally, the Company received $3.6 million for drug product supply and reimbursement of costs incurred in 2008 related to the conduct of the Phase 2 clinical trial.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In 2010, Cubist announced its plan to stop investing in the clinical development of ecallantide as a therapy to reduce blood loss during surgery and terminated the 2008 agreement with the Company.  Based upon Cubist’s decision, $13.8 million of deferred revenue was recognized as revenue during the year ended December 31, 2010, as the development period had ended.  During the years ended December 31, 2009 and 2008, the Company recognized revenue of $4.3 million and $3.2 million, respectively, related to this agreement.

4.	Fair Value Measurements

The following tables present information about the Company’s financial assets that have been measured at fair value as of December 31, 2010 and 2009 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,931	$16,931	$—	$—
Marketable debt securities	58,783	58,783	—	—
Total	$75,714	$75,714	$—	$—

Description	December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19,638	$19,638	$—	$—
Marketable debt securities	23,009	23,009		—
Total	$42,647	$42,647	$—	$—

As of December 31, 2010 and 2009, the Company’s short-term investments consisted of United States Treasury notes and bills categorized as Level 1.  The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources.  The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5.	Inventory

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory, which consists of the following:

	December 31,
	2010	2009
	(In thousands)
Raw Materials	$766	$472
Work in Progress	723	106
Finished Goods	207	—
Total	$1,696	$578

6.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2010	2009
	(In thousands)
Laboratory equipment	$8,992	$9,082
Furniture and office equipment	1,096	1,093
Software and computers	4,311	4,115
Leasehold improvements	6,844	6,844
Total	21,243	21,134
Less: accumulated depreciation and amortization	(19,065)	(17,626)
	$2,178	$3,508

There were $1.2 million and $1.9 million of assets under capital leases, which included laboratory and office equipment, with related accumulated amortization of $767,000 and $1.1 million, at December 31, 2010 and 2009, respectively.

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)
Accounts payable	$1,398	$686
Accrued employee compensation and related taxes	4,847	4,296
Accrued external research and development and contract manufacturing	1,180	2,431
Accrued license fees	60	2,047
Accrued legal	500	328
Other accrued liabilities	2,687	1,999
	$10,672	$11,787

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8.	Long-term Obligations

Long-term obligations and note payable consists of the following:

	December 31,
	2010	2009
	(In thousands)
Note payable	$56,406	$58,096
Obligations under capital lease arrangements	207	760
Obligation under leasehold improvement arrangements	447	783
Total	57,060	59,639
Less: current portion	(586)	(890)
Long-term obligations	$56,474	$58,749

Minimum future payments under the Company’s long-term obligations and note payable as of December 31, 2010 are as follows:

(In thousands)
2011	$7,131
2012	9,293
2013	18,280
2014	55,746
2015	7,251
Thereafter	—
Total future minimum payments	97,701
Less: amount representing interest	(39,267)
Present value of future minimum payments	58,434
Less: current portion	(586)
Less: unamortized portion of discount and warrant	(1,374)
Long-term obligations and note payable	$56,474

Note Payable:

In 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's phage display Licensing and Funded Research Program (LFRP). This loan is now known as the Tranche A loan.  In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million. The Company used $35.1 million from the proceeds of the Tranche A loan in 2008 to pay off its remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

In addition, under the terms of the loan agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.  In April 2010, the Company sold its rights to royalties and other payments related to the commercialization of a product developed by one of the Company’s licensees under the LFRP for $9.8 million.  In addition, the Company has earned a $1.5 million milestone payment based on 2010 product sales and is also eligible to receive an additional $500,000 based on 2011 product sales (see Note 3, Significant Transactions - Sale of Xyntha Royalty Rights).

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

The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts are being accreted over the life of the note.

The following table reflects the activity on the Loan for financial reporting purposes for the years ended December 31, 2010 and 2009 (in thousands):

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2010	2009
Beginning balance	$58,096	$46,947
Relative fair value of warrant in connection with Tranche B	—	(477)
Accretion on warrants and discount	246	227
Loan activity:
Tranche B (net proceeds)	—	14,820
Interest expense	11,420	9,617
Payments applied to principal	(1,935)	(3,352)
Payments applied to interest	(10,721)	(8,322)
Accrued interest payable	(700)	(1,364)
Ending balance	$56,406	58,096

The Loan principal balances at December 31, 2010 and 2009 were $57.8 million and $59.7 million, respectively.  The estimated fair value of the note payable was $52.3 million at December 31, 2010.

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

Based upon estimated future payments expected under this agreement, the Company determined the interest expense by using the effective interest method.  Due to the application of the effective interest method and the total expected payments, the Company recorded interest expense of $4.1 million in 2008 and made payments in 2008 totaling $40.2 million related to this obligation to Paul Royalty, including the final pay-off of these obligations.  The Company paid off this loan with a $35.1 million cash payment, of which $27.0 million was allocated to the principal amount, and $8.1 million was recorded as loss on extinguishment of debt on the Company’s consolidated statements of operations and comprehensive loss.

The Company capitalized $257,000 of debt issuance costs related to this agreement which, prior to August 5, 2008, was being amortized over the term of the related debt using the effective interest method.  In August 2008, the unamortized debt issuance costs were fully amortized, and $212,000 of expense is included in loss on extinguishment of debt.

Obligations under capital lease arrangements:

The Company has signed capital lease and debt agreements for the purchase of qualified fixed assets and leasehold improvements.  Interest pursuant to these agreements ranges between 0% and 11.18%.  Principal and interest are payable ratably over 24 months to 60 months.  Capital lease obligations are collateralized by the assets under lease.  During the years ended December 31, 2010 and 2009, no equipment was sold and leased back from lenders.  During the year ended December 31, 2008, the Company sold to and leased back from the lenders $1.1 million of leasehold improvements, laboratory, production and office equipment.  As of December 31, 2010 and 2009, there was $207,000 and $760,000 (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations, including current portion of long-term obligations, on the Company’s consolidated balance sheets.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Obligation under leasehold improvement arrangements:

In 2001, the Company entered into an agreement to initially lease laboratory and office space in Cambridge, Massachusetts.  Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements.  The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012.  As of December 31, 2010, and 2009, there was $447,000 and $783,000 outstanding under the loan, which is included in long-term obligations, including current portion of long-term obligations, on the Company’s consolidated balance sheets.

Operating Leases

The Company leases space in Cambridge, Massachusetts which serves as its corporate headquarters and research facility.  As part of the lease agreement, the Company received a $2.3 million leasehold improvement incentive in 2002.  The leasehold improvement incentive was recorded as deferred rent and is being amortized as a reduction to rent expense over the lease term.  The lease will expire on February 29, 2012, and the Company has the option to terminate its lease up to three months earlier.

In 2009, the Company amended its lease to reduce its occupied space to 67,000 square feet.  Under terms of the amended lease agreement, the Letter of Credit was reduced to $2.0 million in January 2010.

In January 2011, the Company further amended its lease to reduce its occupied space to 43,000 square feet.  As a result the Letter of Credit was reduced to $1.3 million.  The cash collateral is included in restricted cash on the consolidated balance sheets.

Gross minimum future lease payments under the Company’s non-cancelable operating leases as of December 31, 2010 are as follows:

(In thousands)
2011	$2,929
2012	472
2013	43
2014	—
2015	—
Thereafter	—
Total	$3,444

Rent expense for the years ended December 31, 2010, 2009, and 2008 was approximately $3.6 million, $5.1 million and $6.2 million, respectively.  Rent expense for the years ended December 31, 2010, 2009 and 2008 is reflected as net of sublease payments of $1.5 million for each year.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.	Restructuring and Impairment Charges

In 2009, the Company implemented a workforce reduction in order to focus necessary resources on the commercialization of its lead product candidate, ecallantide.  As a result of the restructuring, during 2009, the Company recorded charges of approximately $1.9 million, which includes severance related charges of approximately $1.6 million, outplacement costs of approximately $107,000, stock compensation expense of $237,000 for amendments to the exercise and vesting schedules to certain options and other exit costs of $26,000.  All amounts were paid as of the year ended December 31, 2009.

As a result of the decrease in necessary facility space following the workforce reduction, the Company amended its facility lease in 2009 to reduce the leased space, and a charge of approximately $1.4 million was recorded, of which approximately $955,000 was a result of the write-down of leasehold improvements.  This charge is net of $355,000 of amortization of deferred rent.  During 2009, $750,000 related to this restructuring charge was paid.  There was no residual balance to be paid as of December 31, 2009.

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

In 1999, the Company received an €825,000 grant from the Walloon region of Belgium, which included specific criteria regarding employment and investment levels that needed to be met.  Pursuant to the closure of the Liege, Belgium facility in 2008, the Company refunded approximately $162,000 of the grant.  In 2009, all investment criteria were met.  As a result, the residual balance of approximately $1.0 million was released from short-term liabilities on the consolidated balance sheet and recognized as Other Income in the Statement of Operations.

10.	Stockholders’ Equity (Deficit)

Preferred Stock: As of December 31, 2010 and 2009, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 shares undesignated and 50,000 shares designated as Series A Junior Participating Preferred Stock.

Common Stock:  In June 2010, the Company issued 636,132 shares of its common stock for an aggregate purchase price of $2.5 million in connection with a strategic partnership transaction.  In December 2010, the Company amended this transaction, resulting in the issuance of an additional 151,515 shares of common stock in January 2011 for an aggregate purchase price of $500,000 (see Note 3, Significant Transactions - Sigma Tau).

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

In June 2009, the Company issued an aggregate of 8,539,605 shares of its common stock in an underwritten public offering.  The aggregate net proceeds to the Company were approximately $16.1 million after deducting underwriting fees and offering expenses.

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

The following table reflects stock compensation expense recorded during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Compensation expense related to:
Equity incentive plan	$4,073	$5,136	$4,369
Employee stock purchase plan	57	146	125
	$4,130	$5,282	$4,494
Stock-based compensation expense charged to:

Research and development expenses	$1,466	$1,768	$2,512

General and administrative expenses	$2,664	$3,277	$1,982

Restructuring charges	$—	$237	$—

Stock-based compensation of $31,000 was capitalized into inventory for the year ended December 31, 2010.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.  During 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 of stock-based compensation expense recorded in relation to restructuring activities.

Valuation Assumptions for Stock Options

For the years ended December 31, 2010, 2009 and 2008, 2,042,180, 2,305,655 and 2,578,000 stock options were granted, respectively.  The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected Option Term (in years)	5.5	5.5 – 6	6
Risk-free interest rate	1.76% - 2.68%	2.20% - 2.99%	2.70% - 3.47%
Expected dividend yield	0	0	0
Volatility factor	74% - 76%	77% - 79%	74% - 78%

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions for Employee Stock Purchase Plans

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.15% - 0.22%	0.03% - 0.33%	0.42% - 1.99%
Expected dividend yield	0	0	0

Volatility factor	40% - 50%	74% - 150%	57% - 114%

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

Equity Incentive Plan

The Company’s 1995 Equity Incentive Plan (the "Equity Plan"), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors.  Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant.  The Company settles employee stock option exercises with newly issued shares of common stock. The Equity Plan is intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At December 31, 2010, a total of 4,880,139 shares were available for future grants under the Equity Plan.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2010:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	8,298,956	$4.63	6.92
Granted at fair market value	2,042,180	$3.17
Exercised	(148,369)	$1.75
Forfeited	(221,392)	$3.32
Expired	(778,109)	$8.40
Outstanding as of December 31, 2010	9,193,266	$4.10	6.79	$133

Exercisable as of December 31, 2010	6,089,045	$4.58	5.92	$115

Vested and unvested expected to vest as of December 31, 2010	8,902,659	$4.14	0.37	$132

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $2.16 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date.  The total number of in-the-money options exercisable as of December 31, 2010 was 163,656.

The weighted average grant date fair values of options, as determined under ASC 718, granted during the years ended December 31, 2010, 2009 and 2008 were $2.07, $1.81 and $4.06 per share, respectively.  The total intrinsic value of options exercised during years ended December 31, 2010, 2009 and 2008 was approximately $120,000, $196,000, and $972,000, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2010, 2009 and 2008 was approximately $260,000, $304,000, and $1.2 million, respectively.

As of December 31, 2010 future compensation cost related to non-vested stock options is approximately $7.8 million and will be recognized over an estimated weighted average period of approximately 1.24 years.

The following table summarizes unvested stock option activity for the year ended December 31, 2010:

Non-vested Number of Options
Unvested balance at December 31, 2009	2,969,801
Granted at fair market value	2,042,180
Vested	(1,686,368)
Forfeited	(221,392)
Unvested balance at December 31, 2010	3,104,221

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 were $4.1 million, $3.9 million and $4.3 million, respectively.

Employee Stock Purchase Plan

The Company’s 1998 Employee Stock Purchase Plan (the "Purchase Plan"), as amended, allows employees to purchase shares of the Company’s common stock at a discount from fair market value.  Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on January 1 and July 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the plan at any time or upon termination of employment.  The compensation expense in connection with the Purchase Plan for the years ended December 31, 2010,  2009 and 2008 was approximately $57,000, $146,000 and $125,000, respectively.  There were 99,934 and 99,937 shares purchased under the Purchase Plan during the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, a total of 594,080 shares were reserved and available for issuance under the Purchase Plan.

11.	Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company’s employees.  Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan.  Employees are 100% vested in company matching contributions which have been 50% of employee contributions up to 6% of eligible pay.  For the years ended December 31, 2010, 2009 and 2008, the Company’s matching contributions amounted to $410,000, $401,000 and $423,000, respectively.

12.	Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes for continuing operations was calculated at rates different from the United States federal statutory income tax rate for the following reasons:

	2010	2009	2008
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	1.74%	(2.63)%	4.18%
Federal research and development tax credits	4.64%	6.94%	2.69%
Other	(2.86)%	(1.28)%	(2.71)%
Federal true up and expiring NOLs and research credits	(8.01)%	24.10%	(5.99)%
Valuation allowance	(29.51)%	(61.13)%	(32.17)%
Effective income tax rate	—%	—%	—%

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The principal components of the Company’s deferred tax assets and liabilities at December 31, 2010, 2009 and 2008, respectively, are as follows:

	2010	2009	2008
		(In thousands)
Net Deferred Tax Asset:
Allowance for doubtful accounts	$18	$10	$17
Depreciation and amortization	1,848	1,634	2,338
Accrued expenses	151	49	164
Other	(205)	100	103
Stock based compensation	2,561	2,294	1,229
Deferred revenue	8,249	11,438	12,027
Research credit carryforwards	58,772	58,335	33,304
Net operating loss carryforwards	116,351	106,653	93,398
Total gross deferred tax asset	187,745	180,513	142,580
Valuation allowance	(187,745)	(180,513)	(142,580)
Net deferred tax asset	$—	$—	$—

As of December 31, 2010 and 2009, the Company had federal tax net operating loss carryforwards (NOLs) of $313.3 million and $286.5 million, respectively, available to reduce future taxable income, which expire at various times beginning in 2011 through 2030.  The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $54.5 million and $54.3 million as of December 31 2010 and 2009, respectively, available to reduce future tax liabilities which will expire at various dates beginning in 2012 through 2030.  The Company had state tax net operating loss carryforwards of approximately $186.0 million and $175.0 million as of December 31, 2010 and 2009, respectively, available to reduce future state taxable income, which will expire at various dates beginning in 2011 through 2025.  The Company also had state research and development and investment tax credit carryforwards of approximately $6.5 million and $6.2 million as of December 31, 2010 and 2009, respectively, available to reduce future tax liabilities which expire at various dates beginning in 2011 through 2025.

The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2010 and 2009, reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from this $1.8 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

As required by ASC 740, the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $187.7 million and $180.5 million has been established at December 31, 2010 and 2009, respectively.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.  As of  December 31, 2010 , the Company had no unrecognized tax benefits or liabilities and had no accrued interest or penalties related to uncertain tax positions.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  Ownership changes may limit the amount of NOL and tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.  The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study and that there could be additional changes in control in the future.  If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382.

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

A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.  Thus there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

The tax years 1996 through 2010 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.  The Company is currently not under examination in any jurisdictions for any tax years.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14.	Litigation

As of December 31, 2010, the Company was not engaged in any active proceedings.  The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable.  The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable.  As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates.  Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position.  The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate.  The Company makes every effort to use the best information available in determining the level of liability reserves.

15.	Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$20,048	$15,142	$6,951	$9,258
Income (loss) from operations	$3,664	$(1,356)	$(8,776)	$(7,743)
Net (loss) income	$954	$(5,261)	$(11,254)	$(8,942)
Shares used in computing basic net (loss) income per share	78,315,589	97,568,409	98,401,835	98,507,264
Shares used in computing diluted net (loss) income per share	79,690,854	97,568,409	98,401,835	98,507,264
Basic and diluted net loss per share:	$0.01	$(0.05)	$(0.11)	$(0.09)

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$5,979	$4,818	$4,508	$6,338
Loss from operations	$(23,057)	$(11,767)	$(9,860)	$(9,389)
Net loss	$(24,891)	$(14,419)	$(12,193)	$(10,916)
Shares used in computing basic and diluted net loss per share	63,089,821	63,679,410	72,485,047	77,759,647
Basic and diluted net loss per share:	$(0.39)	$(0.23)	$(0.17)	$(0.14)

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.  These conclusions were communicated to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.  Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2010 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting.  This report appears in Item 8 above.

Change in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company’s Definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders (the 2011 Proxy Statement).

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2011 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2011 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	9,693,266		$4.11	5,474,219
Equity compensation plans not approved by security holders:	—		—	—
Totals:	9,693,266	(2)	$4.11	5,474,219	(3)

(1)	Consists of the Amended and Restated 1995 Equity Incentive Plan, as amended, and the 1998 Employee Stock Purchase Plan, as amended.

(2)
Does not include the purchase of  49,977 shares on January 1, 2011 for purchase rights which accrued from July 1 through December 31, 2010.  Additionally excluded are purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is May 31, 2011.

(3)
Includes 50,000 shares issuable under the 1998 Employee Stock Purchase Plan, of which 49,977 shares were purchased on January 1, 2011 for purchase rights which accrued from July 1, 2010 through December 31, 2010, and up to 41,666, which are issuable in connection with the current offering period which ends on May 31, 2011.  The remaining shares consist of 4,880,139 under the 1995 Amended and Restated Equity Incentive Plan.  The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" and "Corporate Governance – Board and Committee Matters" in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Corporate Governance—Board and Committee Matters" and "Audit Committee Report – Audit Fees" in the 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2.	FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

 (b)EXHIBITS

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

4.3
Form of Warrant issued to Cowen Healthcare Royalty Partners, L.P. on August 5, 2008 and March 18, 2009.  Filed as an exhibit to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.1(a)
Amended and Restated 1995 Equity Incentive Plan.  Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended June 30, 2010, as amended, and incorporated herein by reference.

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

10.2
1998 Employee Stock Purchase Plan, as amended on March 25, 2009.  Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

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

10.14 †
Fourth Amendment to Lease dated August 25, 2009 by and between the Company and ARE-Tech Square, LLC.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2009 and incorporated herein by reference.

10.15 †
Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006.  Filed as Exhibit 10.20(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2007 and incorporated herein by reference.

10.16(a) †
Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of January 6, 2003.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2003 and incorporated herein by reference.

10.16(b) †
Second Amendment Agreement between Cambridge Antibody Technology Limited and the Company dated as of September 18, 2003.  Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 29, 2003 and incorporated herein by reference.

10.16(c) †
Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of July 30, 2007.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2007 and incorporated herein by reference.

10.17 †
Product License Agreement between sanofi-aventis and the Company dated as of February 11, 2008.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2008 and incorporated herein by reference.

10.18 †
License and Collaboration Agreement between Cubist Pharmaceuticals, Inc. and the Company dated as of April 23, 2008.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2008 and incorporated herein by reference.

10.19 †
License Agreement between Fovea Pharmaceuticals SA and the Company dated as of February 10, 2009.  Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.20 †
Distribution Agreement by and between US Bioservices Corporation dated as of November 19, 2009.  Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.21 †
Distribution Agreement by and between ASD Specialty Healthcare Inc. dated as of November 19, 2009.  Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.22 †
Distribution Agreement by and between Integrated Commercialization Solutions, Inc. dated as of November 19, 2009.  Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.23
Securities Sale Agreement between Dompé Farmaceutici S.p.A. and the Company dated as of July 14, 2008.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.24†
Amended and Restated Loan Agreement by and between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of March 18, 2009.  Filed as Exhibit 10.1 to the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A (File No. 000-24537) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.25 †
Royalty Interest Purchase Agreement by and between the Company and KGH Domestic III, LP dated as of April 16, 2010.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended June 30, 2010, as amended, and incorporated herein by reference.

10.26 †
Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of June 18, 2010.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended June 30, 2010, as amended, and incorporated herein by reference.

10.27†
Amendment No. 1 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of December 21, 2010.  Filed herewith.

10.28†
Product Development and License Agreement by and between the Company and CMIC Co. Ltd. dated as of September 28, 2010.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended September 30, 2010 and incorporated herein by reference.

10.29	Information regarding modification of director compensation, incorporated by reference from Item 1.01 of the Company’s Form 8-K (File No. 000-24537) filed on May 23, 2006.
10.30*
Summary of Executive Compensation for Named Executive Officers.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on February 17, 2010 and incorporated herein by reference.

10.31*
Executive Retention Agreement by and between the Company and Gustav Christensen dated as of December 22, 2010.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 23, 2010 and incorporated herein by reference.

10.32*
Form of Executive Retention Agreement for executive officers other than the CEO.  Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 23, 2010 and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this second day of March, 2011.

DYAX CORP.

By:	/s/ Gustav A. Christensen
Gustav A. Christensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gustav A. Christensen	President and Chief Executive Officer, and
Gustav A. Christensen	(Principal Executive Officer) and Director	March 2, 2011

/s/ George Migausky	Executive Vice President and Chief Financial
George Migausky	Officer (Principal Financial Officer and	March 2, 2011
Principal Accounting Officer)
/s/ Henry E. Blair
Henry E. Blair	Chairman of the Board of Directors	March 2, 2011

/s/ Constantine E. Anagnostopoulos
Constantine E. Anagnostopoulos	Director	March 2, 2011

/s/ Susan B. Bayh
Susan B. Bayh	Director	March 2, 2011

/s/ James W. Fordyce
James W. Fordyce	Director	March 2, 2011

/s/ Thomas L. Kempner
Thomas L. Kempner	Director	March 2, 2011

/s/ Henry R. Lewis
Henry R. Lewis	Director	March 2, 2011

/s/ David J. McLachlan
David J. McLachlan	Director	March 2, 2011

/s/ Mary Ann Gray
Mary Ann Gray	Director	March 2, 2011