Form 10-Q
period 2011-03-31
DYAX CORP
filed 2011-05-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

YES         ☐                            NO          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐       Accelerated filer    ☒   Non-accelerated filer    ☐     Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 27, 2011: 98,709,979

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,272	$18,601
Short-term investments	53,723	58,783
Accounts receivable, net of allowances for doubtful accounts of $45 at March 31, 2011 and December 31, 2010, respectively	5,006	5,315
Inventory	1,930	1,696
Current portion of restricted cash	1,471	922
Other current assets	3,264	3,248
Total current assets	77,666	88,565
Fixed assets, net	1,926	2,178
Restricted cash	—	1,266
Other assets	362	422
Total assets	$79,954	$92,431
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$8,016	$10,672
Current portion of deferred revenue	9,233	8,738
Current portion of long-term obligations	461	586
Other current liabilities	1,629	700
Total current liabilities	19,339	20,696
Deferred revenue	11,634	12,598
Note payable	56,178	56,406
Long-term obligations	—	68
Deferred rent and other long-term liabilities	—	30
Total liabilities	87,151	89,798
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 125,000,000 shares authorized; 98,709,979 and 98,508,487 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	987	985
Additional paid-in capital	445,351	443,926
Accumulated deficit	(453,587)	(442,322)
Accumulated other comprehensive income	52	44
Total stockholders' equity (deficit)	(7,197)	2,633
Total liabilities and stockholders' equity (deficit)	$79,954	$92,431

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$4,107	$1,243
Development and license fee revenues	4,107	18,805
Total revenues, net	8,214	20,048

Costs and expenses:
Cost of product sales	239	36
Research and development expenses	7,495	7,769
Selling, general and administrative expenses	9,249	8,579
Total costs and expenses	16,983	16,384
Income (loss) from operations	(8,769)	3,664

Other income (expense):
Interest and other income	94	27
Interest and other expenses	(2,590)	(2,737)
Total other expense, net	(2,496)	(2,710)
Net income (loss)	(11,265)	954

Other comprehensive income:
Unrealized gain on investments	8	—
Comprehensive income (loss)	$(11,257)	$954

Basic and diluted net income (loss) per share	$(0.11)	$0.01
Shares used in computing basic net income (loss) per share	98,689,795	78,315,589
Shares used in computing diluted net income (loss) per share	98,689,795	79,690,854

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(11,265)	$954
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	68	(4)
Depreciation and amortization of fixed assets and intangible assets	338	403
Non-cash interest expense	1,690	386
Compensation expenses associated with stock-based compensation plans	1,003	942
Loss on disposal of fixed assets	—	66
Changes in operating assets and liabilities:
Accounts receivable	309	1,425
Prepaid research and development and other current assets	(16)	(82)
Inventory	(202)	(287)
Other long-term assets	60	59
Accounts payable and accrued expenses	(3,356)	(5,586)
Deferred revenue	(469)	(14,329)
Long-term deferred rent	(30)	(64)
Other long-term liabilities	—	10
Net cash used in operating activities	(11,870)	(16,107)
Cash flows from investing activities:
Purchase of investments	—	(15,014)
Proceeds from maturity of investments	5,000	4,000
Purchase of fixed assets	(109)	(49)
Proceeds from sale of fixed assets	—	15
Restricted cash	717	700
Net cash provided by (used in) investing activities	5,608	(10,348)
Cash flows from financing activities:
Net proceeds from common stock offerings	323	51,797
Repayment of long-term obligations	(482)	(233)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	92	129
Net cash provided by (used in) financing activities	(67)	51,693
Net increase (decrease) in cash and cash equivalents	(6,329)	25,238
Cash and cash equivalents at beginning of the period	18,601	29,386
Cash and cash equivalents at end of the period	$12,272	$54,624
Supplemental disclosure of cash flow information:
Interest paid	$1,745	$3,675

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. The Company began commercializing KALBITOR® (ecallantide) for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010. Dyax currently has three major business components:

•
Dyax commercializes KALBITOR® (ecallantide) on its own in the United States for treatment of acute attacks of HAE and is also developing KALBITOR for use in other indications. Outside of the United States, Dyax has established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and is evaluating opportunities in additional territories.

•
Dyax leverages its proprietary phage display technology through its Licensing and Funded Research Program, or LFRP. This program, which generated $26 million in revenue in 2010, has also resulted in a portfolio of product candidates being developed by its licensees. This portfolio currently includes 17 product candidates in clinical development. To the extent that one or more of these product candidates are commercialized according to published timelines, Dyax anticipates that revenues under the LFRP will increase substantially.

•	Dyax uses its phage display technology to identify new drug candidates and advance others within its preclinical pipeline.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with instructions to the Quarterly Report on Form 10-Q. It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying December 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At March 31, 2011 and December 31, 2010, approximately 94% and 98% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its exclusive distributor. Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base. As of March 31, 2011, two customers accounted for 37% and 27% of the accounts receivable balance. Three customers accounted for approximately 35%, 28% and 24%, of the Company's accounts receivable balance as of December 31, 2010, all of which were collected in the first quarter of 2011.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at quarter end. The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of March 31, 2011, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $53.7 million, and an unrealized gain of $52,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet. As of December 31, 2010, the Company's investments consisted of United States Treasury notes and bills with an amortized cost of $58.7 million, an estimated fair value of $58.8 million, and had an unrealized gain of $44,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

Revenue Recognition

The Company’s principal sources of revenue are product sales of KALBITOR, license fees, funding for research and development, and milestones and royalties derived from collaboration and license agreements. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectability of the resulting receivable is reasonably assured and the Company has no further performance obligations.

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

Government Rebates and Chargebacks. The Company estimates reductions to product sales for Medicaid and Veterans' Administration (VA) programs and the Medicare Part D Coverage Gap Program, as well as with respect to certain other qualifying federal and state government programs. The Company estimates the amount of these reductions based on KALBITOR patient data, actual sales data and market research data related to payer mix. These allowances are adjusted each period based on actual experience.

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

During the three months ended March 31, 2011 and 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010

Total gross product sales	$4,293	$1,312

Prompt pay and other discounts	$(106)	$(26)
Government rebates and chargebacks	(86)	(33)
Returns	6	(10)
Product sales allowances	$(186)	$(69)
Total product sales, net	$4,107	$1,243

Total product sales allowances as a percent of gross product sales	4.3%	5.3%

Development and License Fee Revenues

In January 2011, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. The new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s best estimate of selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The adoption of this standard will be applied prospectively to all new or materially amended agreements which include multiple deliverables. Adoption of this guidance did not impact the Company’s financial statements for the first quarter of 2011, as no new agreements were entered into or material modifications were made to existing collaborations.

Collaboration Agreements. The Company enters into collaboration agreements with other companies for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, payments related to manufacturing services, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine how the deliverables, which often include a license and performance obligations such as research, steering committee and manufacturing services, are separated into units of accounting.

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. If vendor specific objective evidence or vendor objective evidence is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable. The arrangement consideration, including upfront licensee fees and funding for research and development is allocated to the separate units based on relative fair value.

For agreements entered into prior to 2011, revenue related to upfront license fees was spread over the full period of performance under the agreement, unless the license was determined to provide value to the licensee on a stand-alone basis and the fair value of the undelivered performance obligations, typically including research/or steering committee services were determined.

Steering committee services that were not inconsequential or perfunctory and were determined to be performance obligations were combined with other research services or performance obligations required under an arrangement, if any, to determine the level of effort required in an arrangement and the period over which the Company expected to complete its aggregate performance obligations.

Whenever the Company determined that an arrangement should be accounted for as a single unit of accounting, it determined the period over which the performance obligations would be performed for revenue recognized. Revenue is recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in the Company's revenue model. Milestones that involve substantial effort on the Company's part and the achievement of which are not considered probable at the inception of the collaboration are considered "substantive milestones." For all revenue agreements entered into after January 1, 2011, substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method. For all agreements entered into prior to 2011, substantive milestones are included in the Company's revenue model when achievement of the milestone is considered probable. As future substantive milestones are achieved, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized as revenue upon achievement of such milestone. The remaining portion of the milestone will be recognized over the remaining performance period using the proportional performance or straight-line method. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met.

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

Library Licenses. Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement as deliverables within these arrangements are determined to not provide the licensee with value on a stand-alone basis and therefore are accounted for as a single unit of accounting. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Product license payments, which are optional to the licensee, are substantive and therefore are excluded from the initial allocation of the arrangement consideration. These payments are recognized as revenue when the license is issued upon exercise of the licensee’s option, if the Company has no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, the majority of the costs of KALBITOR sold during the three months ended March 31, 2011 and 2010 are not included in cost of product sales.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates. At March 31, 2011 and December 31, 2010, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations. For the three months ending March 31, 2011 and 2010 the Company recorded other income of $35,000 and other expense of $40,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the period ended March 31, 2011 and, therefore, are excluded from the calculation of diluted net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income (loss), basic and diluted	$(11,265)	$954
Shares used in calculating basic net income (loss) per share	98,690	78,316
Effect of dilutive securities:
Options to purchase shares of common stock	—	1,324
Warrants to purchase shares of common stock	—	50
Purchase Plan rights to purchase shares of common stock	—	1
Shares used in calculating diluted net income (loss) per share	98,690	79,691

Net income (loss) per share, basic	$(0.11)	$0.01
Net income (loss) per share, diluted	$(0.11)	$0.01

Stock options and warrants to purchase a total of 11,559,028 and 10,445,273 shares of common stock were outstanding at March 31, 2011 and 2010, respectively.

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

Under the terms of the original agreement, Sigma-Tau made a $2.5 million upfront payment. In addition, Sigma-Tau purchased 636,132 shares of the Company's common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.

Under the terms of the amendment, Sigma-Tau made an additional $500,000 upfront payment to the Company and also purchased 151,515 shares of the Company's common stock at a price of $3.30 per share, which represented a 50% premium over the 20-day average closing price through December 20, 2010, for an aggregate purchase price of $500,000. Both payments were received in January 2011.

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

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the technology license and development, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting. The Company determined that there were two units of accounting. The first unit of accounting includes the technology license, the committed future development services and the steering committee involvement. The second unit of accounting relates to the manufacturing services. The Company has the ability to estimate the scope and timing of their involvement in the future development of this program as the Company's obligations under the development period are clearly defined and therefore is recognizing revenue related to the first unit of accounting utilizing a proportional performance model based on the actual effort performed in proportion to the total estimated level of effort. Under this model, the Company estimates the level of effort to be expended over the term of the agreement and recognizes revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned. The second unit of accounting relates to manufacturing services under which manufacturing revenue will be recognized as manufacturing services are completed during commercialization of ecallantide in the licensed territories.

Payments being recorded as revenue under the proportional performance method include the $3.0 million in upfront payments, $1.1 million of premium for the equity which represents the difference between the purchase price and the closing price of the common stock on the date of the stock purchase and estimated reimbursements related to the development services. As future milestones are achieved, and to the extent they are within the period of performance, milestone payments will be recognized as revenue on a proportional performance basis over the contract's entire performance period, starting with the contract's commencement. A portion of the milestone payment, equal to the percentage of total performance completed when the milestone is achieved, multiplied by the milestone payment, will be recognized as revenue upon achievement of the milestone. The remaining portion of the milestone will be recognized over the remaining performance period under the proportional performance method.

The Company recognized revenue of approximately $1.2 million related to this agreement for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, the Company has deferred $3.4 million and $3.1 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets. The Company recorded receivables for reimbursement of costs associated with regulatory approval of $1.4 million as of March 31, 2011 and December 31, 2010.

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

The Company recognized revenue of approximately $148,000 related to this agreement for the three months ended March 31, 2011. As of March 31, 2011 and December 31, 2010, the Company has deferred approximately $3.7 million and $3.9 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sale of Xyntha Royalty Rights

In April 2010, the Company sold its rights to royalties and other payments related to the commercialization of the product Xyntha®, which was developed by one of the Company's licensees under the Company's phage display LFRP. Under the terms of this sale, the Company received an upfront cash payment of $9.8 million and earned an additional $1.5 million milestone payment based on 2010 product sales. The Company is also eligible to receive an additional $500,000 based on 2011 product sales. A portion of the upfront cash payment was required to be applied to the Company's loan with Cowen Healthcare (see Note 7 – Note Payable), including a $1.9 million principal reduction and interest expense of $1.3 million. A portion of the $1.5 million milestone payment was also applied to the loan during the three months ended March 31, 2011, including a $289,000 principal reduction and interest expense of $158,000. The Company has determined that it has no substantive future obligations under the arrangement.

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

On March 31, 2010, Cubist announced its plan to stop investing in the clinical development of ecallantide as a therapy to reduce blood loss during surgery and its intention to terminate the 2008 agreement with the Company. Based upon Cubist's decision, $13.8 million of deferred revenue was recognized as revenue during the three months ended March 31, 2010, as the development period had ended.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of March 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,107	$8,107	$—	$—
Marketable debt securities	53,723	53,723	—	—
Total	$61,830	$61,830	$—	$—

Description (in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,931	$16,931	$—	$—
Marketable debt securities	58,783	58,783	—	—
Total	$75,714	$75,714	$—	$—

As of March 31, 2011 and December 31, 2010, the Company's investments consisted of U.S. Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

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

	March 31, 2011	December 31, 2010
Raw Materials	$783	$766
Work in Progress	731	723
Finished Goods	416	207
Total	$1,930	$1,696

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accounts payable	$1,772	$1,398
Accrued employee compensation and related taxes	1,984	4,847
Accrued external research and development and contract manufacturing	1,443	1,180
Accrued legal	572	500
Other accrued liabilities	2,245	2,747
Total	$8,016	$10,672

7. NOTE PAYABLE

In 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's phage display LFRP. This loan is now known as the Tranche A loan. In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million. The Company used $35.1 million from the proceeds of the Tranche A loan to pay off its remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP.

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

In addition, under the terms of the loan agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium. In 2010, the Company sold its rights to royalties and other payments related to the commercialization of a product developed by one of the Company’s licensees under the LFRP. Under the terms of the sale, the Company has received $11.3 million and is eligible to receive an additional $500,000 based on 2011 product sales (see Note 3, Significant Transactions - Sale of Xyntha Royalty Rights).

In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.50 per share. The warrant expires in August 2016 and became exercisable on August 5, 2009. The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero. In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share. The warrant expires in August 2016 and became exercisable on March 27, 2010. The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero. The relative fair values of the warrants are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet. The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan. Each of these amounts is being accreted over the life of the note.

The following table reflects the activity on the Loan for financial reporting purposes for the three months ended March 31, 2011 and the year ended December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Beginning balance	$56,406	$58,096
Accretion on warrants and discount	61	246
Loan activity:
Interest expense	2,509	11,420
Payments applied to principal	(289)	(1,935)
Payments applied to interest	(880)	(10,721)
Accrued interest payable	(1,629)	(700)
Ending balance	$56,178	$56,406

The Loan principal balance at March 31, 2011, and December 31, 2010 was $57.5 million and $57.8 million, respectively. The estimated fair value of the note payable was $49.3 million at March 31, 2011.

8. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

In January 2011, the Company issued 151,515 shares of its common stock for an aggregate purchase price of $500,000 in connection with an amendment to a strategic partnership (see Note 3, Significant Transactions - Sigma Tau).

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. At March 31, 2011, a total of 3,514,377 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense in connection with the Plan was approximately $12,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively. There were 49,977 and 49,972 shares purchased under the Plan during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, a total of 544,103 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 30,
	2011	2010
Compensation expense related to:
Equity incentive plan	$1,000	$916
Employee stock purchase plan	12	26
	$1,012	$942

Stock-based compensation expense charged to:
Research and development expenses	$319	$343

General and administrative expenses	$693	$599

Stock-based compensation of $9,000 and $8,000 was capitalized into inventory for the three months ended March 31, 2011 and 2010, respectively. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2010 reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not "more likely than not" that the Company will recognize the benefits of the deferred tax assets. Accordingly, a valuation allowance of approximately $187.7 million was established at December 31, 2010.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of March 31, 2011, the Company had no unrecognized tax benefits.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

•	the potential benefits and commercial potential of KALBITOR® (ecallantide) for its approved indication and any additional indications;

•	our commercialization of KALBITOR, including revenues and cost of product sales;

•	the potential for market approval for KALBITOR in the EU, Japan and other markets outside the United States;

•	plans and anticipated timing for pursuing additional indications and uses for ecallantide;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	estimates of potential markets for our products and product candidates;

•	the sufficiency of our cash, cash equivalents and short-term investments; and

•	expected future revenues and operating results, including our financial guidance for 2011.

Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use the words or phrases of expectation or uncertainty like "guidance," "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled "Risk Factors". Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. We currently have three major business components:

•
We commercialize KALBITOR® (ecallantide) on our own in the United States for treatment of acute attacks of HAE and are also developing KALBITOR for use in other indications. Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and are evaluating opportunities in additional territories.

•
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, or LFRP. This program, which generated $26 million in revenue in 2010, has also resulted in a portfolio of product candidates being developed by our licensees. This portfolio currently includes 17 product candidates in clinical development. To the extent that one or more of these product candidates are commercialized according to published timelines, we anticipate that revenues under the LFRP will increase substantially.

•	We use our phage display technology to identify new drug candidates and advance others within our preclinical pipeline.

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

Phage Display Licensing and Funded Research Program

We believe that our phage display libraries, which have been developed using our core technology and know-how, represent the "gold standard" for therapeutic discovery. We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations. This program currently generates significant revenues and has the potential for substantially greater revenues if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized. We have approximately 75 ongoing LFRP license agreements. Of the 17 product candidates that are in clinical development under the LFRP portfolio, four are in Phase 3, four are in Phase 2 and nine are in Phase 1 trials. To the extent that these product candidates receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013. Furthermore, based on our own analysis as to the probability of receiving marketing approval and the large markets being addressed, our long term plan is to achieve potential annual royalty revenues under the LFRP of more than $70 million by 2016. Several of our LFRP collaborations also provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies.

To date we have received more than $150 million, primarily related to license fees and milestones under the LFRP. In 2010, we recognized $25.8 million of LFRP revenues, including an $11.3 million buy-out of one royalty obligation for Xyntha®. We expect revenues under the LFRP to grow over time as more products advance through clinical development.

In addition, under a loan arrangement with Cowen Healthcare, we obtained $65 million in debt funding, secured exclusively by the LFRP. This debt, which has a principal balance of $57.5 million as of March 31, 2011, is being repaid from a portion of LFRP receipts, is required to be repaid in full by 2016, and may be prepaid without penalty in August 2012.

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

KALBITOR AND THE ECALLANTIDE FRANCHISE

Ecallantide is a compound that we developed using our phage display technology, which we have shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, is believed to be a key component in the regulation of inflammation and contact activation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including HAE.

HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway. HAE is caused by a deficiency of C1-INH activity, a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood. It is estimated that HAE affects between 1 in 10,000 to 1 in 50,000 people around the world. Despite the fact that 85% of patients experience symptoms before age 20, 68% of patients are not diagnosed until after age 20, which makes it difficult to accurately determine the size of the HAE patient population. HAE patient association registries estimate there is an immediately addressable target population of approximately 6,500 patients in the United States.

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

KALBITOR Access®

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

Ecallantide for Treatment of Other Angioedemas

In addition to its approved commercial use, we are also developing ecallantide in other angioedema indications. One form of angioedema is induced by the use of so-called ACE inhibitors. With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction. It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms. Research suggests the use of ACE inhibitors increases levels of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, ecallantide has the potential to be effective for treating this condition. We filed an IND for a placebo-controlled Phase 2 clinical study for this indication. This application was filed with the FDA in December 2010. We are in the process of establishing clinical trial sites and expect to treat the first patient during the first half of 2011. Data from this trial is expected in the second half of 2012.

Ecallantide for Ophthalmic Indications

We entered into a license agreement in 2009 with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for the development of ecallantide in the EU for treatment of retinal diseases. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema, for which a Phase 1 trial is ongoing. We retain all rights to commercialize ecallantide in this indication outside of the EU. Under the license agreement, we do not receive milestone payments, but are entitled to receive tiered royalties, ranging from the high teens to mid-twenties, based on sales of ecallantide by Fovea in the EU. If we elect to commercialize ecallantide in this indication outside of the EU, Fovea will be entitled to receive royalties from us, ranging from the low to mid-teens, based on our sales of ecallantide outside the EU. The term of the agreement continues until the expiration of the licensed patents or, if later, the eleventh anniversary of the first commercial sale of ecallantide in an ophthalmic indication. The agreement may be terminated by Fovea on prior notice to us and by either party for cause.

Higher Strength Ecallantide Formulation

We are currently in the process of developing a one milliliter higher strength formulation of ecallantide, which may provide an even more convenient administration to patients. This program is designed to allow for a single-shot dose of KALBITOR to be used in a commercial setting, which would be a product improvement over the current three-shot formulation. Our development timeline should position us to file an IND in the second half of 2011.

Manufacturing

In connection with the commercial launch of KALBITOR in the United States, we have established a commercial supply chain, consisting of single-source third party suppliers to manufacture, test and distribute this product. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd., formerly known as MSD Biologics Limited, (Fujifilm). We are currently in the process of manufacturing additional ecallantide drug substance that is expected to be released during 2011. Our inventories would then be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2014. Under existing arrangements with Fujifilm, they have agreed to conduct additional manufacturing campaigns, as necessary, to supplement existing inventory.

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

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE. In July 2010, the EMA completed its validation process for the MAA for potential approval to market ecallantide in the European Union (EU). In April 2011, we filed our response to the Day 120 consolidated list of questions from the EMA. These questions were within our expectations. We anticipate an EMA decision by year end 2011. We also anticipate that the MAA will be transferred from us to Sigma-Tau prior to any approval decision. If approved, KALBITOR will receive marketing authorization in 27 EU member states.

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

We have also entered into an agreement with Neopharm Scientific Ltd., (Neopharm) to obtain regulatory approval and commercialize ecallantide for HAE and other angioedema indications in Israel. Under the terms of the agreement, we will provide Neopharm drug supply at a price equal to 50% of net sales.

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

Currently, 17 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3, four are in Phase 2 and nine are in Phase 1 trials. In addition, one product has received market approval from the FDA. Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development. Our licensees and collaborators are responsible for all costs associated with development of these product candidates. We will receive milestones and royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized.

The chart below provides a summary of the clinical stage product candidates under the LFRP.

Generally, under the terms of our LFRP licenses, we are entitled to receive royalties on commercial sales of all products for at least ten years after initial commercialization. To the extent that the product candidates in the chart above receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013. Furthermore, based upon our own analysis as to the probability of receiving marketing approval and the large markets being addressed, our long term plan is to achieve potential annual royalty revenues under the LFRP of more than $70 million by 2016.

Currently, the types of licenses and collaborations that we enter into have one of three distinct structures:

•
Library Licenses. We believe our phage display libraries represent the "gold standard" for therapeutic discovery. Under our library license program, we grant our licensees rights to use our phage display libraries in connection with their internal therapeutic development programs. We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets. The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term. Library license agreements contain significant up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales. We have approximately 20 library licensees including Amgen, Aveo, Bayer Schering, Biogen Idec, Boehringer Ingelheim, CSL, ImClone Systems (a wholly-owned subsidiary of Eli Lilly), Merck Serono, Novo Nordisk, sanofi-aventis and Trubion (now known as Emergent BioSolutions).

•
Funded Research. Under our funded research program, we perform funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators. Our funded research collaborators with products currently in development include Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack, and Trubion (now known as Emergent BioSolutions).

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

DYAX PIPELINE

We are pursuing additional niche indications by leveraging our phage display technology expertise to identify new drug candidates. We have several preclinical candidates in our internal pipeline generated from phage display technology. Our goal is to file a new IND application every 24 months. Candidates are targeted which have defined regulatory pathways and address meaningful market opportunities.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues. Total revenues for the three months ended March 31, 2011 (the 2011 Quarter) were $8.2 million, compared with $20.0 million for the three months ended March 31, 2010 (the 2010 Quarter).

Our financial guidance for total revenue in 2011 is $38 to $44 million, including KALBITOR sales of $20 to $24 million. In addition, our long term plan is to achieve potential revenue growth in 2016 of $110 to $125 million for KALBITOR sales and LFRP revenue of $70 to $85 million.

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

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances. For the 2011 Quarter, product sales of KALBITOR were $4.1 million, net of product discounts and allowances of $186,000 compared with product sales of $1.2 million, net of product discounts and allowances of $69,000 during the 2010 Quarter.

Development and License Fees. We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees. This revenue was $4.1 million in the 2011 Quarter and $18.8 million in the 2010 Quarter which included $13.8 million of previously deferred revenue associated with the Cubist license that was fully recognized during the 2010 Quarter based upon Cubist’s announcement to end its DX-88 development program.

Cost of Product Sales. We incurred $239,000 of costs associated with product sales during the 2011 Quarter and $36,000 of costs associated with product sales during the 2010 Quarter. These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR. Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during these periods. The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through early 2012. When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development. Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
KALBITOR development costs	$4,392	$3,767
Other research and development expenses	3,103	4,002
Research and development expenses	$7,495	$7,769

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, as well as costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials. In addition, development expenses include $1.1 million of costs associated with obtaining regulatory approval for the treatment of HAE in Europe which are being reimbursed by Sigma-Tau.

Research and development expenses may increase in future periods, primarily due to clinical trial costs associated with our exploration of using KALBITOR for treatment of drug-induced angioedema. We plan to initiate a Phase 2 clinical study during 2011. Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2011 and 2010 Quarters were $9.2 million and $8.6 million, respectively. Costs increased during the 2011 Quarter primarily due to the expansion of infrastructure to support KALBITOR commercial efforts.

Interest Expense. Interest expense was $2.6 million in the 2011 Quarter compared to $2.7 million in 2010. The 2011 decrease is due to a lower principal balance on the Cowen Healthcare loan following principal repayments in 2010.

Liquidity and Capital Resources

	March 31, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$12,272	$18,601
Short-term investments	53,723	58,783
Total cash, cash equivalents and investments	$65,995	$77,384

The following table summarizes our cash flow activity for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(11,870)	$(16,107)
Net cash provided by (used in) investing activities	5,608	(10,348)
Net cash (used in) provided by financing activities	(67)	51,693
Net increase (decrease) in cash and cash equivalents	$(6,329)	$25,238

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt. Through March 31, 2011, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million. We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP. In addition, we generate funds from product sales and development and license fees. Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our long term plan is to achieve cash-flow breakeven during 2013.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $11.3 million during the 2011 Quarter. Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.7 million, depreciation and amortization costs of $406,000 and stock-based compensation expense of $1.0 million. In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including a decrease in accounts payable and accrued expenses of $3.4 million, a decrease in accounts receivable of $309,000, and a decrease in deferred revenue of $469,000.

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

During October 2010, a new drug substance manufacturing campaign was initiated with Fujifilm to meet the demand for KALBITOR and supply clinical programs, as needed. 2011 costs under this manufacturing campaign are expected to be approximately $4 million.

Investing Activities

Our investing activities for the 2011 Quarter primarily consisted of investment maturities of $5.0 million, as well as a decrease of $717,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Our investing activities for the 2010 Quarter primarily consisted of timing of the maturity and purchase of investments, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the three months ended March 31, 2011 consisted of net proceeds of $323,000 from the sale of 151,515 shares of our common stock, as well as repayments of long-term debt totaling $482,000, including $289,000 to Cowen Healthcare.

Our financing activities for the 2010 Quarter consisted of net proceeds of $51.8 million from the March 2010 sale of 17,000,000 shares of our common stock. Subsequent to March 31, 2010, we received an additional $7.8 million in net proceeds from the sale of 2,550,000 shares of common stock, which represents the exercise of the underwriter’s over-allotment option from our March 2010 offering.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2010, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets. There have been no material changes to our critical accounting policies from the information provided in our 2010 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2011, we had cash, cash equivalents and investments of approximately $66.0 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2011, we had $58.0 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Item 4 - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) promulgated under the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception. As of March 31, 2011 we had an accumulated deficit of approximately $453.6 million. We expect to incur additional net losses in 2011 as our research, development, preclinical testing, clinical trial and commercial activities continue.

We have generated minimal revenue from product sales to date, and it is possible that we will never have significant product sales revenue. Currently, we generate a significant amount of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology. To become profitable, we, alone or with our collaborators, must either generate higher product sales from the commercialization of KALBITOR or increase licensing receipts under our LFRP. It is possible that we will never have sufficient product sales revenue or receive sufficient royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

We will need additional capital in the future and may be unable to generate the capital that we will need to sustain our operations.

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

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on:

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

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	acceptance of KALBITOR in the medical community;

•	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE;

•	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	competition from other products that treat HAE;

•	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

•	our maintenance of commercial manufacturing capabilities through third-party manufacturers.

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
For KALBITOR as a treatment for HAE, our principal competitors include:

•
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the US for the treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert is also sold in the European Union, Japan and several rest-of-world markets for the treatment of acute HAE attacks. Additionally, CSL Behring completed a clinical trial evaluating subcutaneous administration of Berinert.

•
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze™, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has received a positive opinion recommending approval of Cinryze in the EU from the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP). The CHMP recommended approval of Cinryze for both prophylactic and acute use. ViroPharma has also completed a Phase 2 trial evaluating subcutaneous administration of Cinryze and announced plans to initiate a Phase 3 study in 2011.

•
Jerini AG/Shire plc— Jerini/Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant) in the European Union and several rest-of-world markets. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients. In March, Shire announced that the European Commission approved self-administration labeling for Firazyr in the EU. In February 2011, Shire filed a complete response to the "Not Approvable" letter the FDA issued for icatibant in 2008. The submission included the results of a new Phase 3 trial. Jerini/Shire has reported that it expects a response to its submission in August 2011. Firazyr (icatibant) has orphan drug designations from the FDA and in Europe.

•
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest™, which is delivered intravenously. Ruconest is approved in the EU for the treatment of acute HAE attacks in adult patients. In the US, Pharming's recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a Biologics License Application (BLA) for Rhucin. In February 2011, the companies announced the receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Also in February, the companies announced the initiation of a new Phase 3 trial. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that market corticosteroid drugs or are developing plasma kallikrein inhibitors. Specifically, these include the manufacturers of danazol and BioCryst, Vantia Therapeutics and others that are developing small molecule inhibitors of plasma kallikrein.

Additionally, our phage display technology is one of several technologies available to generate libraries of compounds that can be leveraged to discover new antibody, peptide and/or small protein products. The primary competing technology platforms that pharmaceutical, diagnostics and biotechnology companies use to identify antibodies that bind to a desired target are transgenic mouse technology and the humanization of murine antibodies derived from hybridomas. Medarex (a wholly-owned subsidiary of Bristol-Myers Squibb), Genmab A/S, and PDL Biopharma are leaders in these technologies. Further, other companies such as BioInvent International AB and XOMA Ltd. have access to phage display technology and compete with us by offering licenses and research services to pharmaceutical and biotechnology companies.

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

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR and other potential ecallantide products. Our business, therefore, faces risks of difficulties with, and interruptions in, performance by Fujifilm, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential ecallantide products in the future. The failure of Fujifilm to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential ecallantide products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results. If the operations of Fujifilm are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We do not currently have a long-term commercial supply agreement with Fujifilm for the production of ecallantide drug substance. We are working to establish a long-term supply contract with Fujifilm. However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all. We believe that our supply of the ecallantide drug substance used to manufacture KALBITOR, including drug substance that is expected to be released in 2011, will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2014. These estimates are subject to changes in market conditions and other factors beyond our control. If we are unable to execute a long-term supply agreement or otherwise secure a dependable source for drug substance before our inventory of ecallantide drug substance is exhausted, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $57.5 million at March 31, 2011. The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016. In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP. We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP. If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us. We may prepay the loan in whole or in part at any time after August 2012. In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012. We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

The market price of our common stock has been highly volatile. Since our initial public offering in August 2000 through April 27, 2011, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Item 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2011, we issued to Sigma-Tau 151,515 shares of our common stock in a private placement at a purchase price of $3.30 per share pursuant to a Stock Purchase Agreement by and between us and Sigma-Tau dated December 21, 2010.

We issued the shares to Sigma-Tau in reliance on an exemption from registration under the Securities Act pursuant to Section 4(2) thereof.  Sigma-Tau represented to Dyax in the stock purchase agreement that it acquired the shares of Dyax common stock for investment and not for distribution.

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

Date: May 2, 2011
/s/George Migausky
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