Form 10-Q
period 2011-06-30
DYAX CORP
filed 2011-08-04
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 27, 2011: 98,748,086

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,906	$18,601
Short-term investments	47,655	58,783
Accounts receivable, net of allowances for doubtful accounts of $45 at June 30, 2011 and December 31, 2010, respectively	10,673	5,315
Inventory	6,945	1,696
Current portion of restricted cash	1,266	922
Other current assets	3,076	3,248
Total current assets	77,521	88,565
Fixed assets, net	1,673	2,178
Restricted cash	—	1,266
Other assets	753	422
Total assets	$79,947	$92,431
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$12,526	$10,672
Current portion of deferred revenue	6,597	8,738
Current portion of long-term obligations	263	586
Other current liabilities	—	700
Total current liabilities	19,386	20,696
Deferred revenue	11,144	12,598
Note payable	55,400	56,406
Long-term obligations	—	68
Deferred rent and other long-term liabilities	—	30
Total liabilities	85,930	89,798
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,748,086 and 98,508,487 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	987	985
Additional paid-in capital	446,640	443,926
Accumulated deficit	(453,663)	(442,322)
Accumulated other comprehensive income	53	44
Total stockholders' equity (deficit)	(5,983)	2,633
Total liabilities and stockholders' equity (deficit)	$79,947	$92,431

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$5,184	$1,931	$9,291	$3,174
Development and license fee revenues	16,691	13,211	20,798	32,016
Total revenues, net	21,875	15,142	30,089	35,190

Costs and expenses:
Cost of product sales	282	92	521	128
Research and development expenses	10,084	8,034	17,579	15,803
Selling, general and administrative expenses	9,081	8,372	18,330	16,951
Total costs and expenses	19,447	16,498	36,430	32,882
Income (loss) from operations	2,428	(1,356)	(6,341)	2,308

Other income (expense):
Interest income	68	48	162	75
Interest and other expenses	(2,572)	(3,953)	(5,162)	(6,690)
Total other expense	(2,504)	(3,905)	(5,000)	(6,615)
Net loss	(76)	(5,261)	(11,341)	(4,307)

Other comprehensive income (loss):
Unrealized gain on investments	1	34	9	34
Comprehensive loss	$(75)	$(5,227)	$(11,332)	$(4,273)

Basic and diluted net loss per share	$(0.00)	$(0.05)	$(0.11)	$(0.05)
Shares used in computing basic and diluted net loss per share	98,721,889	97,568,409	98,705,931	87,995,184

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,341)	$(4,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	137	(3)
Depreciation and amortization of fixed assets and intangible assets	657	772
Non-cash interest expense	123	1,100
Compensation expenses associated with stock-based compensation plans	2,220	1,964
Loss on disposal of fixed assets	--	51
Provision for doubtful accounts	--	(15)
Changes in operating assets and liabilities:
Accounts receivable	(5,358)	(1,567)
Prepaid research and development and other current assets	172	(380)
Inventory	(5,187)	(461)
Other long-term assets	(332)	86
Accounts payable and accrued expenses	1,153	(3,090)
Deferred revenue	(3,595)	(11,613)
Long-term deferred rent	(30)	(129)
Other long-term liabilities	--	11
Net cash used in operating activities	(21,381)	(17,581)
Cash flows from investing activities:
Purchase of investments	--	(36,590)
Proceeds from maturity of investments	11,000	11,000
Purchase of fixed assets	(198)	(101)
Proceeds from sale of fixed assets	--	29
Restricted cash	922	700
Net cash provided by (used in) investing activities	11,724	(24,962)
Cash flows from financing activities:
Net proceeds from common stock offerings	323	61,133
Repayment of long-term obligations	(1,520)	(2,407)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	159	167
Net cash provided by (used in) financing activities	(1,038)	58,893
Net increase (decrease) in cash and cash equivalents	(10,695)	16,350
Cash and cash equivalents at beginning of the period	18,601	29,386
Cash and cash equivalents at end of the period	$7,906	$45,736
Supplemental disclosure of cash flow information:
Interest paid	$5,883	$6,859

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. The Company began commercializing KALBITOR® (ecallantide) for treatment of acute attacks of hereditary angioedema (HAE) in patients 16 years of age and older in February 2010.  Dyax currently has three major business components:

•
Dyax commercializes KALBITOR (ecallantide) on its own in the United States for treatment of acute attacks of HAE and is also developing KALBITOR for use in other indications.  Outside of the United States, Dyax has established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and is evaluating opportunities in additional territories.

•
Dyax leverages its proprietary phage display technology through its Licensing and Funded Research Program, or LFRP.  This program has resulted in a portfolio of product candidates being developed by its licensees, which currently includes 17 product candidates in clinical devlopment.  The LFRP generated $26 million in revenue in 2010, and to the extent that one or more of these product candidates are commercialized according to published timelines, milestone and royalty revenues under the LFRP are expected to experience significant growth over the next several years.

•	Dyax uses its phage display technology to identify new drug candidates for its own preclinical pipeline.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At June 30, 2011 and December 31, 2010, approximately 95% and 98% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its exclusive distributor.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of June 30, 2011, two customers accounted for 70% and 23% of the accounts receivable balance.  Three customers accounted for approximately 35%, 28% and 24%, of the Company's accounts receivable balance as of December 31, 2010, all of which were collected in the first quarter of 2011.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at quarter end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2011, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $52.8 million, and an unrealized gain of $53,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.  As of December 31, 2010, the Company's investments consisted of United States Treasury notes and bills with an amortized cost of $58.7 million, an estimated fair value of $58.8 million, and had an unrealized gain of $44,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

During the three and six months ended June 30, 2011 and 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Total gross product sales	$5,411	$2,035	$9,704	$3,347

Prompt pay and other discounts	$(149)	$(64)	$(255)	$(90)
Government rebates and chargebacks	(58)	(40)	(144)	(73)
Returns	(20)	--	(14)	(10)
Product sales allowances	$(227)	$(104)	$(413)	$(173)
Total product sales, net	$5,184	$1,931	$9,291	$3,174

Total product sales allowances as a percent of gross product sales	4%	6%	4%	6%

Development and License Fee Revenues

In January 2011, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, whether and how the deliverables should be separated, and the consideration allocated.  The new guidance eliminates the requirement to establish objective evidence of fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s best estimate of selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  The adoption of this standardwill be applied to all new or materially amended agreements which include multiple deliverables in 2011.  During the second quarter of 2011, the Company applied the amended revenue guidance to two revenue arrangements entered into during the period, including one amendment which was determined to be a material modification to an existing agreement (see Note 3, Significant Transactions – Sigma-Tau).

Collaboration Agreements.  The Company enters into collaboration agreements with other companies for the research and development of therapeutic, diagnostic and separations products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, payments related to manufacturing services, milestone payments and royalties on any product sales derived from collaborations.  These multiple element arrangements are analyzed to determine how the deliverables, which often include license and performance obligations such as research, steering committee and manufacturing services, are separated into units of accounting.

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  In October 2009, the Financial Accounting Standards Board, or FASB, issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element arrangements to :

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements;

•
Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available, vendor objective evidence (VOE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or VOE are available;

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis.  Based on this evaluation, the deliverables are separated into units of accounting.  If VSOE or VOE is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable.  The arrangement consideration, including upfront license fees and funding for research and development is allocated to the separate units based on relative fair value.

VSOE is based on the price charged when an element is sold separately and represents the actual price charged for that deliverable.  For more advanced stage development licensing agreements, these arrangements are unique in nature and therefore the Company generally cannot establish VSOE for the elements within the arrangement.  For earlier stage funded research agreements, the Company can establish the fair value of the elements based on VSOE.  This type of agreement is less unique from licensee to licensee and the Company has more history of entering funded research agreements.

When VSOE cannot be established, we attempt to establish the selling price of the elements of a license arrangement based on VOE.  VOE is determined based on third party evidence for similar deliverables when sold separately.  In circumstances when the Company charges a licensee for pass-through costs paid to external vendors for development services, these costs represent VOE.

When we are unable to establish the selling price of an element using VSOE or VOE, management determines BESP for that element.  The objective of BESP is to determine the price at which we would transact a sale if the element within the license agreement was sold on a stand-alone basis.  Our process for establishing BESP involves management’s judgment and considers multiple factors including discounted cash flows, estimated direct expenses and other costs and available data.

Based on the value allocated to each unit of accounting within an arrangement, upfront fees and other guaranteed payments are allocated to each unit based on relative fair value.  The appropriate revenue recognition method is applied to each unit and revenue is accordingly recognized as each unit is delivered.

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

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as up-front fees and research funding, in the Company's revenue model. Milestones that involve substantial effort on the Company's part and the achievement of which are not considered probable at the inception of the collaboration are considered "substantive milestones." All milestones achieved after January 1, 2011 which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method.  For all milestones achieved prior to 2011, substantive milestones were included in the Company's revenue model when achievement of the milestone was considered probable. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval is received. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and six months ended June 30, 2011 and 2010 do not reflect the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.  At June 30, 2011 and December 31, 2010, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three and six months ending June 30, 2011 the Company recorded other income of $12,000 and other expense of $47,000, respectively, for the translation of foreign currency.  For the three and six months ending June 30, 2010 the Company recorded other expenses of $54,000 and $94,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the period ended June 30, 2011 and, therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 11,656,386 and 10,368,180 shares of common stock were outstanding at June 30, 2011 and 2010, respectively.

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

Business Segments

The Company discloses business segments under ASC 280, Segment Reporting.   The statement established standards for reporting information about operating segments and disclosures about products and services, geographic areas and major customers.  The Company operates as one business segment within predominantly one geographic area.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Dyax will be January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Dyax will be January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

3. SIGNIFICANT TRANSACTIONS

Sigma-Tau

In June 2010, the Company entered into a strategic partnership agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean, Taiwan, Singapore and South Korea (the second amendment).

Under the terms of the original agreement, Sigma-Tau made a $2.5 million upfront payment.  In addition, Sigma-Tau purchased 636,132 shares of the Company's common stock at a price of $3.93 per share, which represented a 50% premium over the 20-day average closing price through June 17, 2010, for an aggregate purchase price of $2.5 million.

Under the terms of the first amendment, Sigma-Tau made an additional $500,000 upfront payment to the Company and also purchased 151,515 shares of the Company's common stock at a price of $3.30 per share, which represented a 50% premium over the 20-day average closing price through December 20, 2010, for an aggregate purchase price of $500,000.  Both payments were received in January 2011.

Under the terms of the second amendment, Sigma-Tau is required to make an additional $7.0 million in non-refundable upfront payments to the Company during 2011, of which $4.0 million was received in July 2011.

The Company is also eligible to receive over $115 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.  Sigma-Tau will pay costs associated with regulatory approval and commercialization in the licensed territories.  In addition, the Company and Sigma-Tau will share equally the costs for all development activities for optional future indications developed in partnership with Sigma-Tau in the territories covered under the initial Sigma-Tau agreement. The partnership agreement may be terminated by Sigma-Tau, at will, upon 6 months’ prior written notice.  Either party may terminate the partnership agreement in the event of an uncured material breach or declaration or filing of bankruptcy by the other party.

Prior to the second amendment in May 2011, revenue related to this multiple element arrangement was being recognized in accordance with ASC 605.  The Company evaluated the terms of the second amendment relative to the entire arrangement and determined the amendment to be a material modification to the existing agreement for financial reporting purposes.  As a result, the Company evaluated the entire arrangement under the guidance of ASU 2009-13 which was adopted in 2011.

Under the terms of the original agreement and first amendment, the Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license and development, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.   The first unit of accounting included the product license, the committed future development services and the steering committee involvement. These deliverables were grouped into one unit of accounting due to the lack of objective and reliable evidence of fair value.  The second unit of accounting related to the manufacturing services, and was determined to meet all of the criteria to be a separate unit of accounting.  The Company had the ability to estimate the scope and timing of its involvement in the future development of the program as the Company's obligations under the development period are clearly defined.  Therefore, the Company recognized revenue related to the first unit of accounting utilizing a proportional performance model based on the actual effort performed in proportion to the total estimated level of effort.   Under this model, the Company estimated the level of effort to be expended over the term of the agreement and recognized revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.  As of the date of the second amendment, $4.8 million of revenue was recognized for the first unit of accounting.  To date, no revenue has been recognized related to manufacturing services as none have been provided.

As the second amendment represented a material modification to the existing agreement the Company re-evaluated the entire arrangement under ASU 2009-13 and the Company determined all undelivered items under the agreement and divided them into separate units of accounting based on whether the deliverable provided stand-alone value to the licensee. These units of accounting consist of (i) the license to develop and commercialize ecallantide for the treatment of HAE and other therapeutic indications in the territories granted under the second amendment, (ii) steering committee services and (iii) committed future development services.  The Company then determined the best estimate selling price (BESP) for the license and steering committee services and the fair value of committed future development services was determined using vendor objective evidence.   The Company’s process for determining BESP involves management’s judgment and includes factors such as discounted cash flows, estimated direct expenses and other costs and available data.

Based on the change in revenue guidance applied to this arrangement, previously deferred revenue of $3.4 million was recognized during the second quarter of 2011.  This amount represents the existing deferred revenue balance and guaranteed payments less the total of BESP for the undelivered units of accounting.

As the license granted under the second amendment was delivered during the quarter, revenue related to this unit of $5.8 million was also recognized in the second quarter of 2011.   Revenue related to steering committee services of $190,000 was deferred and is being recognized under the proportional performance model as meetings are held through the estimated development period of ecallantide in the Sigma-Tau Territories.  Revenues associated with future committed development services will be recognized as incurred and billed to Sigma-Tau for reimbursement.  As future milestones are achieved and to the extent they involve substantial effort on the Company’s part, revenue will be recognized in the period in which the milestone is achieved.  The manufacturing services were determined to represent a contingent deliverable and, as such, have been excluded from the current revenue model.

The Company recognized revenue of approximately $10.7 million and $11.9 million related to this agreement for the three and six months ended June 30, 2011, respectively.  Revenue for the three and six months ending June 30, 2011 would have been $5.0 million and $6.2 million, respectively, if revenue had been recognized under the previous revenue recognition model, prior to adoption of ASU 2009-13.

As of June 30, 2011 and December 31, 2010, the Company has deferred $190,000 and $3.1 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets at such dates.  The deferred revenue balance at June 30, 2011, relates to the joint steering committee obligation which is estimated to go through 2012.  The Company recorded a receivable of $7.0 million as of June 30, 2011 for payments due in 2011 under the second amendment, of which $4.0 million was collected in July 2011.  Additionally, the Company recorded receivables for reimbursement of costs associated with regulatory approval of $456,000 and $1.4 million as of June 30, 2011 and December 31, 2010, respectively.

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

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting includes the product license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  At this time the scope and timing of the future development of ecallantide for the treatment of HAE and other indications in the CMIC territory are the joint responsibility of the Company and CMIC and therefore, the Company cannot reasonably estimate the level of effort required to fulfill its obligations under the first unit of accounting.  As a result, the Company is recognizing revenue under the first unit of accounting on a straight-lined basis over the estimated development period of ecallantide for the treatment of HAE and other indications in the CMIC territory of approximately seven years.

The Company recognized revenue of approximately $148,000 and $296,000 related to this agreement for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011 and December 31, 2010, the Company has deferred approximately $3.6 million and $3.9 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sale of Xyntha Royalty Rights

In April 2010, the Company sold its rights to royalties and other payments related to the commercialization of the product Xyntha®, which was developed by one of the Company's licensees under the Company's phage display LFRP.  Under the terms of this sale, the Company received an upfront cash payment of $9.8 million and earned an additional $1.5 million milestone payment based on 2010 product sales.  The Company is also eligible to receive an additional $500,000 milestone payment based on 2011 product sales.  A portion of the cash payments received were required to be applied to the Company's loan with Cowen Healthcare (see Note 7 – Note Payable), totaling a $2.2 million principal reduction and interest expense of $1.4 million.  The Company has determined that it has no substantive future obligations under the arrangement.

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

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,151	$5,151	$—	$—
Marketable debt securities	47,655	47,655	—	—
Total	$52,806	$52,806	$—	$—

Description (in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,931	$16,931	$—	$—
Marketable debt securities	58,783	58,783	—	—
Total	$75,714	$75,714	$—	$—

As of June 30, 2011 and December 31, 2010, the Company's investments consisted of U.S. Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  As a result, the Company’s finished goods inventory does not include all costs of manufacturing drug substance currently being sold.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory, which consists of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw Materials	$1,333	$766
Work in Progress	5,336	723
Finished Goods	276	207
Total	$6,945	$1,696

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accounts payable	$5,141	$1,398
Accrued employee compensation and related taxes	3,164	4,847
Accrued external research and development and contract manufacturing	1,886	1,180
Accrued legal	608	500
Other accrued liabilities	1,727	2,747
Total	$12,526	$10,672

7. NOTE PAYABLE

In 2008, the Company entered into an agreement with Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's phage display LFRP (Tranche A loan). The Company used $35.1 million from the proceeds of the Tranche A loan to pay off its remaining obligation under a then existing agreement with Paul Royalty Fund Holdings II, LP.  In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million.

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

Under the terms of the loan agreement, the Company is required to repay the Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years from the date of funding of each tranche of the loan, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.

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

The following table reflects the activity on the Loan for financial reporting purposes for the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Beginning balance	$56,406	$58,096
Accretion on warrants and discount	123	246
Loan activity:
Interest expense	5,008	11,420
Payments applied to principal	(1,129)	(1,935)
Payments applied to interest	(5,008)	(10,721)
Accrued interest payable	--	(700)
Ending balance	$55,400	$56,406

The Loan principal balance at June 30, 2011, and December 31, 2010 was $56.7 million and $57.8 million, respectively.The estimated fair value of the note payable was $52.4 million at June 30, 2011.

8. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Common Stock

In January 2011, the Company issued 151,515 shares of its common stock for an aggregate purchase price of $500,000 in connection with an amendment to a strategic partnership (see Note 3, Significant Transactions - Sigma Tau).

In May 2011, the Company’s stockholders approved an amendment to Dyax’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 200,000,000 shares.

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At June 30, 2011, a total of 3,416,123 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan for the three and six months ended June 30, 2011 was approximately $12,000 and $24,000, respectively, and $5,000 and $31,000, respectively, for the three and six months ended June 30, 2010.  There were 87,188 and 49,972 shares purchased under the Plan during the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, a total of 506,892 shares were reserved and available for issuance under this Plan.

Stock-Based Compensation Expense

The Company measures compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock options that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company's current estimates.

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation expense related to:
Equity Incentive Plan	$1,204	$1,017	$2,196	$1,933
Employee Stock Purchase Plan	12	5	24	31
	$1,216	$1,022	$2,220	$1,964

Stock-based compensation expense charged to:
Research and development expenses	$313	$376	$624	$719

Selling, general and administrative expenses	$903	$646	$1,596	$1,245

Stock-based compensation of $15,000 and $17,000 was capitalized into inventory for the six months ended June 30, 2011 and 2010, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

9. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2010 reflecting the benefit of deductions from the exercise of stock options which is fully reserved until it is more likely than not that the benefit will be realized.  The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not "more likely than not" that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $187.7 million was in place at December 31, 2010.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of June 30, 2011, the Company had no unrecognized tax benefits.

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

10. SUBSEQUENT EVENT

          On July 14, 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts.  The premises, consisting of approximately 44,500 rentable square feet of office and laboratory facilities, will be used as the Company’s principal offices and corporate headquarters.  The Company intends to relocate all of its operations presently conducted in Cambridge, Massachusetts to the new facility in January 2012.  The term of the new lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a letter of credit of $1.1 million to secure its obligations under the lease.  The landlord has provided the Company with a tenant improvement allowance of up to $1.9 million.

In connection with this relocation, the Company intends to exercise its rights to terminate the lease agreement for the Company’s current headquarters in Cambridge, Massachusetts to coincide approximately with the commencement of its new lease.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR (ecallantide) for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and cost of product sales;

●	the potential for market approval for KALBITOR in the EU, Japan and other markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments; and

●	expected future revenues and operating results, including our financial guidance for 2011.

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

●	KALBITOR and the Ecallantide Franchise
We commercialize KALBITOR (ecallantide) on our own in the United States for treatment of acute attacks of HAE and are also developing KALBITOR for use in other indications.  Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and are evaluating opportunities in additional territories.

●	Phage Display Licensing and Funded Research Program
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, or LFRP.  This program has resulted in a portfolio of product candidates being developed by our licensees, which currently includes 17 product candidates in clinical devlopment.  The LFRP generated $26 million in revenue in 2010, and to the extent that one or more of these product candidates are commercialized according to published timelines, milestone and royalty revenues under the LFRP are expected to experience significant growth over the next several years.

●	Dyax Pipeline
We use our phage display technology to identify new drug candidates for our preclinical pipeline.

KALBITOR AND THE ECALLANTIDE FRANCHISE

Using our phage display technology, we developed ecallantide, a compound shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, is believed to be a key component in the regulation of inflammation and contact activation pathways. Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including HAE.

HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway. HAE is caused by a deficiency of C1-INH activity, a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood. It is estimated that HAE affects between 1 in 10,000 to 1 in 50,000 people around the world. HAE patient association registries estimate there is an immediately addressable target population of approximately 6,000 patients in the United States.

In February 2010, we began commercializing KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are commercializing KALBITOR on our own in the United States. Working through corporate partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  We have entered into agreements to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Japan, Australia, New Zealand and other countries in Asia, North Africa, the Middle East, Latin America and the Caribbean.

We are also exploring the use of ecallantide for the treatment of drug-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme

(ACE) inhibitors. In December 2010, we filed an Investigational New Drug application (IND) for this indication with the United States Food and Drug Administration (FDA) and in August 2011, we dosed the first patient in this dose-ranging Phase 2 clinical study.  In addition, we have licensed ecallantide for development through a collaboration with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for treatment of retinal diseases.

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

In February 2010, we also initiated a 4-year Phase 4 observational study which will be conducted with 200 HAE patients to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. The study is designed to identify predictive risk factors and develop effective screening tools to mitigate the risk of hypersensitivity and anaphylaxis.

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

●
US Bioservices Corporation (US Bio), serves as our specialty pharmacy for KALBITOR in the United States, and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR;

●	ASD Specialty Healthcare Inc. (ASD), serves as our wholesale distributor for KALBITOR to treating hospitals in the United States; and

●
Integrated Commercialization Solutions, Inc. (ICS), provides warehousing, inventory management and other logistical services in connection with the distribution of KALBITOR throughout the United States.

Ecallantide for Treatment of Other Angioedemas

In addition to its approved commercial use, we are also developing ecallantide in other angioedema indications.  One form of angioedema is induced by the use of so-called ACE inhibitors.  With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction.  It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms.  Research suggests the use of ACE inhibitors increases levels of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, ecallantide has the potential to be effective for treating this condition.  In December 2010, we filed an IND for a placebo-controlled, dose-ranging Phase 2 clinical study for this indication and in August 2011, we dosed the first patient in this clinical study.  Data from this trial is expected in the second half of 2012.

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

Higher Strength Ecallantide Formulation

We are currently in the process of developing a one milliliter higher strength formulation of ecallantide, which may provide an even more convenient administration to patients.  This program is designed to allow for a single-shot dose of KALBITOR to be used in a commercial setting, which would be a product improvement over the current three-shot formulation.  Under our development timeline, we expect to file an IND in the second half of 2011.

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

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE in the European Union (EU).    In June of 2011 we received the Day 180 consolidated list of questions from the EMA. We anticipate an EMA decision by year end 2011.  We also anticipate that the MAA will be transferred from us to Sigma-Tau prior to any approval decision.  If approved, KALBITOR will receive marketing authorization in 27 EU member states.

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

In May 2011, we further amended our agreement with Sigma-Tau to expand our collaboration to commercialize KALBITOR for the treatment of HAE in Southeast Asia and Latin America (excluding Mexico), and the Caribbean.  Under the terms of the second amendment, Sigma-Tau will pay us an additional $7.0 million in upfront fees during 2011, of which $4.0 million was received in July 2011.  In addition, we are eligible to receive up to $10.0 million in regulatory, approval and reimbursement milestones and royalties equal to 41% of net sales of product, as adjusted for product costs, in the additional territories.

Sigma-Tau will pay the costs associated with regulatory approval and commercialization in all licensed territories.

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

We have also entered into an agreement with Neopharm Scientific Ltd., (Neopharm) to obtain regulatory approval and commercialize ecallantide for HAE and other angioedema indications in Israel. Under the terms of the agreement, we will provide Neopharm drug supply at a price equal to 50% of net sales.  In June 2011, Neopharm received a commercial registration license from the Israeli Ministry of Health.  Reimbursement approval is currently pending.

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

We believe that our phage display libraries, which have been developed using our core technology and know-how, represent the "gold standard" for therapeutic discovery.  We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations.  This program currently generates significant revenues and has the potential for substantially greater revenues if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.  We have approximately 75 ongoing LFRP license agreements.  Currently, 17 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3, four are in Phase 2 and nine are in Phase 1 trials.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  We will receive milestones and/or royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized.

The chart below provides a summary of the clinical stage product candidates under the LFRP.

Generally, under the terms of our LFRP licenses, we are entitled to receive royalties on commercial sales of products for at least ten years after initial commercialization. To the extent that the product candidates in the chart above receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2013.  Furthermore, based upon our own analysis as to the probability of receiving marketing approval and the large markets being addressed, our long term plan includes estimates of annual revenues under the LFRP of more than $70 million by 2016. In addition, several of our LFRP collaborations provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies.

To date, we have received more than $150 million under the LFRP, primarily related to license fees and milestones.  In 2010, we recognized approximately $26 million of LFRP revenues, including an $11.3 million buy-out of one royalty obligation for Xyntha®.  We expect revenues under the LFRP to grow over time as more products advance through clinical development.

In addition, under a loan arrangement with Cowen Healthcare, we obtained $65 million in debt funding, secured exclusively by the LFRP.  This debt, which has a principal balance of $56.7 million as of June 30, 2011, is being repaid from a portion of LFRP receipts, is required to be repaid in full by 2016, and may be prepaid without penalty in August 2012.

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

•
Patent Licenses. Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use our core phage display patents (known as the Ladner patents) to discover and develop biologic compounds for use in specified fields.  We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields.  Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales for a period of ten years after commercialization of any resulting product.  In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage-display technologies which they have developed or which they control.  We believe that these provisions allow us to practice enhancements to phage display developed by our licensees.  We currently have approximately 45 patent licensees worldwide.  Once the Ladner patents expire in 2012, we will no longer be entering into additional patent license agreements.

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

We currently have several preclinical candidates in our internal pipeline generated from phage display technology.  Our goal is to file a new IND application every 24 months.  Candidates are targeted which have defined regulatory pathways and address meaningful market opportunities.

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenues.   Total revenues for the three months ended June 30, 2011 (the 2011 Quarter) were $21.9 million, compared with $15.1 million for the three months ended June 30, 2010 (the 2010 Quarter).

Our financial guidance for total revenue in 2011 is $38 to $44 million, including KALBITOR sales of $20 to $24 million. In addition, our long term plan is to achieve potential revenue growth in 2016 of $110 to $125 million for KALBITOR sales and LFRP revenue of $70 to $85 million.

Product Sales.  We began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010.  We sell KALBITOR to ABSG, which functions as our exclusive distributor, and we recognize revenue when title and risk of loss have passed to ABSG, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2011 Quarter, product sales of KALBITOR were $5.2 million, net of product discounts and allowances of $227,000 compared with product sales of $1.9 million, net of product discounts and allowances of $104,000 during the 2010 Quarter.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $16.7 million in the 2011 Quarter, including $10.7 million recognized in connection with our amended agreement with Sigma-Tau, and $13.2 million in the 2010 Quarter which included $9.8 million in revenue recognized under the sale of rights to royalties and other payments related to the product Xyntha, which was developed by one of our licensees under the LFRP.

Cost of Product Sales. We incurred $282,000 of costs associated with product sales during the 2011 Quarter and $92,000 of costs associated with product sales during the 2010 Quarter.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through early 2012.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
KALBITOR development costs	$5,817	$4,833
Other research and development expenses	4,267	3,201
Research and development expenses	$10,084	$8,034

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, as well as costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.  The 2011 Quarter included $1.3 million of pass-through license fees paid by the company's licensees under the LFRP, as well as $337,000 of costs associated with obtaining regulatory approval for the treatment of HAE in Europe which are being reimbursed by Sigma-Tau.

Research and development expenses may increase in future periods, primarily due to clinical trial costs associated with our exploration of using ecallantide for the treatment of ACE-inhibitor-induced angioderma, including the Phase 2 clinical study that was initiated during 2011.  Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2011 and 2010 Quarters were $9.1 million and $8.4 million, respectively.  Costs increased during the 2011 Quarter primarily due to the expansion of infrastructure to support KALBITOR commercial efforts.

Interest Expense.  Interest expense was $2.6 million in the 2011 Quarter compared to $3.9 million in 2010.  This decrease is primarily due to additional interest expense in 2010 of approximately $1.3 million for payments due under the Cowen Healthcare loan in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Six Months Ended June 30, 2011 and 2010

Revenues.   Total revenues for the six months ended June 30, 2011 (the 2011 Period) were $30.1 million, compared with $35.2 million for the six months ended June 30, 2010 (the 2010 Period).

Product Sales.  We began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010.  We sell KALBITOR to ABSG, which functions as our exclusive distributor, and we recognize revenue when title and risk of loss have passed to ABSG, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that ABSG will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2011 Period, product sales of KALBITOR were $9.3 million, net of product discounts and allowances of $413,000 compared with product sales of $3.2 million, net of product discounts and allowances of $173,000 during the 2010 Period.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $20.8 million in the 2011 Period and $32.0 million in the 2010 Period. This 2011 change was due to $9.8 million in revenue recognized in the 2010 Period under the sale of rights to royalties and other payments related to the product Xyntha, which was developed by one of our licensees under the LFRP, and $13.8 million of previously deferred revenue associated with the Cubist license, which  was fully recognized during the 2010 Period based upon Cubist’s announcement to end its DX-88 development program.  The absence of these revenues in the 2011 Period was partially offset by $11.9 million recognized in the 2011 Period in connection with our amended agreement with Sigma-Tau.

Cost of Product Sales. We incurred $521,000 of costs associated with product sales during the 2011 Period and $128,000 of costs associated with product sales during the 2010 Period.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through early 2012.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
KALBITOR development costs	$10,420	$8,591
Other research and development expenses	7,159	7,212
Research and development expenses	$17,579	$15,803

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, as well as costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.  In addition, development expenses include $1.4 million of costs associated with obtaining regulatory approval for the treatment of HAE in Europe which are being reimbursed by Sigma-Tau.

Research and development expenses may increase in future periods, primarily due to clinical trial costs associated with our exploration of using ecallantide for treatment of ACE-inhibitor-induced angioderma, including the Phase 2 clinical study that was initiated during 2011 .  Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2011 and 2010 Periods were $18.3 million and $17.0 million, respectively.  Costs increased during the 2011 Period primarily due to the expansion of infrastructure to support KALBITOR commercial efforts.

Interest Expense.  Interest expense was $5.2 million in the 2011 Period compared to $6.6 million in 2010.  This decrease is primarily due to additional interest expense in the 2010 Period of approximately $1.3 million for payments due under the Cowen Healthcare loan in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Liquidity and Capital Resources

	June 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$7,906	$18,601
Short-term investments	47,655	58,783
Total cash, cash equivalents and investments	$55,561	$77,384

The following table summarizes our cash flow activity for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(21,381)	$(17,581)
Net cash provided by (used in) investing activities	11,724	(24,962)
Net cash provided by (used in) financing activities	(1,038)	58,893
Net increase (decrease) in cash and cash equivalents	$(10,695)	$16,350

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through June 30, 2011, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our long term plan is to achieve cash-flow breakeven during 2013.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $11.3 million during the 2011 Period.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $123,000, depreciation and amortization costs of $794,000 and stock-based compensation expense of $2.2 million.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including an increase in inventory of $5.2 million, an increase in accounts receivable of $5.4 million, a decrease in deferred revenue of $3.6 million and an increase in accounts payable and accrued expenses of $1.2 million

The principal use of cash in our operations was to fund our net loss, which was $4.3 million during the 2010 Period.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $769,000, and stock-based compensation expense of $2.0 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $17.1 million, including a decrease in accounts payable and accrued expenses of $3.1 million, an increase in accounts receivable of $1.6 million, and a decrease in deferred revenue of $11.6 million.  The change in deferred revenue is primarily due to the recognition of $13.8 million of revenue associated with the Cubist license.

During October 2010, a new drug substance manufacturing campaign was initiated with Fujifilm to meet the demand for KALBITOR and supply clinical programs, as needed.  2011 costs under this manufacturing campaign are expected to be approximately $4 million.

Investing Activities

Our investing activities for the 2011 Period primarily consisted of investment maturities of $11.0 million, as well as a decrease of $922,000 in restricted cash primarily from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Our investing activities for the 2010 Period primarily consisted of timing of the maturity and purchase of investments, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the 2011 Period consisted of net proceeds of $323,000 from the sale of 151,515 shares of our common stock, as well as repayments of long-term debt totaling $1.5 million including $1.1 million to Cowen Healthcare.

Our financing activities for the 2010 Period consisted of net proceeds of $61.1 million from the sale of 20,186,132 shares of our common stock, as well as principal payments on long-term debt totaling $2.4 million, including $1.9 million to Cowen Healthcare.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended June 30, 2011.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2010, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation,  valuation of long-lived assets and deferred tax assets.  With the exception of revenue recognition polices for multiple deliverable arrangements which were revised in 2011 to comply with amended accounting guidance, there have been no material changes to our critical accounting policies from the information provided in our 2010 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2011, we had cash, cash equivalents and investments of approximately $55.6 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2011, we had $56.9 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of June 30, 2011 we had an accumulated deficit of approximately $453.7 million.  We expect to incur additional net losses in 2011 as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

•
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU. The therapeutic indication in Europe is for treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The approval also includes a self administration option for appropriately trained patients. ViroPharma has also completed a Phase 2 trial evaluating subcutaneous administration of Cinryze and announced plans to initiate a Phase 3 study in 2011.

•
{Should this be moved up in the list?} Jerini AG/Shire plc— Jerini/Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant) in the European Union and several rest-of-world markets. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients. In March, Shire announced that the European Commission approved self-administration labeling for Firazyr in the EU. In February 2011, Shire filed a complete response to the "Not Approvable" letter the FDA issued for icatibant in 2008. The submission included the results of a new Phase 3 trial. The expected PDUFA date for icatibant is August 25, 2011. Firazyr has orphan drug designations from the FDA and in Europe.

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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $56.7 million at June 30, 2011.  The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016.  In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through July 27, 2011, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.

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

3.2
Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation.   Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3
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

10.1
Amendment No. 2 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of May 27, 2011.  Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101**
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June  30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: August 4, 2011
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

3.2
Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation.   Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3
Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.1
Amendment No. 2 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of May 27, 2011.  Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101**
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.