Form 10-Q
period 2011-09-30
DYAX CORP
filed 2011-11-03
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 26, 2011: 98,748,086

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,281	$18,601
Short-term investments	33,093	58,783
Accounts receivable, net of allowances for doubtful accounts of $75 and $45 at September 30, 2011 and December 31, 2010, respectively	6,790	5,315
Inventory	6,859	1,696
Current portion of restricted cash	1,266	922
Other current assets	2,977	3,248
Total current assets	66,266	88,565
Fixed assets, net	1,957	2,178
Restricted cash	1,100	1,266
Other assets	669	422
Total assets	$69,992	$92,431
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$10,417	$10,672
Current portion of deferred revenue	7,016	8,738
Current portion of long-term obligations	199	586
Other current liabilities	1,428	700
Total current liabilities	19,060	20,696
Deferred revenue	10,310	12,598
Note payable	55,461	56,406
Long-term obligations	—	68
Deferred rent and other long-term liabilities	—	30
Total liabilities	84,831	89,798
Commitments and contingencies (Notes 7, 8 and 10)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,748,086 and 98,508,487 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	987	985
Additional paid-in capital	447,534	443,926
Accumulated deficit	(463,386)	(442,322)
Accumulated other comprehensive income	26	44
Total stockholders' equity (deficit)	(14,839)	2,633
Total liabilities and stockholders' equity (deficit)	$69,992	$92,431

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$6,597	$2,622	$15,888	$5,796
Development and license fee revenues	3,535	4,329	24,333	36,345
Total revenues, net	10,132	6,951	40,221	42,141
Costs and expenses:
Cost of product sales	260	119	781	247
Research and development expenses	8,659	7,940	26,238	23,743
Selling, general and administrative expenses	8,790	7,668	27,120	24,619
Total costs and expenses	17,709	15,727	54,139	48,609
Loss from operations	(7,577)	(8,776)	(13,918)	(6,468)
Other income (expense):
Interest and other income	382	123	544	198
Interest and other expenses	(2,528)	(2,601)	(7,690)	(9,291)
Total other expense	(2,146)	(2,478)	(7,146)	(9,093)
Net loss	(9,723)	(11,254)	(21,064)	(15,561)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(27)	(1)	(18)	33
Comprehensive loss	$(9,750)	$(11,255)	$(21,082)	$(15,528)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.21)	$(0.17)
Shares used in computing basic and diluted net loss per share	98,748,086	98,401,835	98,720,137	91,502,187

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,064)	$(15,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	190	26
Depreciation and amortization of fixed assets and intangible assets	973	1,134
Non-cash interest expense	1,612	1,145
Compensation expenses associated with stock-based compensation plans	3,110	2,935
Loss on disposal of fixed assets	--	51
Provision for doubtful accounts	10	15
Changes in operating assets and liabilities:
Accounts receivable	(1,485)	937
Prepaid research and development and other current assets	271	(622)
Inventory	(5,075)	(752)
Other long-term assets	(247)	168
Accounts payable and accrued expenses	(1,540)	(4,113)
Deferred revenue	(4,010)	(9,442)
Long-term deferred rent	(30)	(194)
Other long-term liabilities	--	11
Net cash used in operating activities	(27,285)	(24,262)
Cash flows from investing activities:
Purchase of investments	(3,021)	(53,667)
Proceeds from maturity of investments	28,502	21,999
Purchase of fixed assets	(236)	(176)
Proceeds from sale of fixed assets	--	29
Restricted cash	(178)	700
Net cash provided by (used in) investing activities	25,067	(31,115)
Cash flows from financing activities:
Net proceeds from common stock offerings	323	61,133
Repayment of long-term obligations	(1,584)	(2,613)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	159	263
Net cash provided by (used in) financing activities	(1,102)	58,783
Net increase (decrease) in cash and cash equivalents	(3,320)	3,406
Cash and cash equivalents at beginning of the period	18,601	29,386
Cash and cash equivalents at end of the period	$15,281	$32,792
Supplemental disclosure of cash flow information:
Interest paid	$6,923	$9,416

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel biotherapeutics for unmet medical needs. The Company currently has three major business components:

●
Dyax commercializes KALBITOR® (ecallantide) for treatment of acute attacks of hereditary angioedema (HAE) in the United States and is also developing KALBITOR for use in other indications.  Outside of the United States, Dyax has established partnerships to obtain regulatory approval for and commercialize KALBITOR in other major markets and is evaluating opportunities in additional territories.

●
Dyax leverages its proprietary phage display technology through its Licensing and Funded Research Program, or LFRP.  This program has resulted in a portfolio of product candidates being developed by its licensees, which currently includes 17 product candidates in clinical development.  The LFRP generated $26 million in revenue in 2010, and to the extent that one or more of these product candidates are commercialized according to published timelines, milestone and royalty revenues under the LFRP are expected to experience significant growth over the next several years.

●	Dyax uses its phage display technology to identify new drug candidates for its own preclinical pipeline.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

 Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's European subsidiaries Dyax S.A. and Dyax B.V.  All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At September 30, 2011 and December 31, 2010, approximately 91% and 98%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of September 30, 2011, two customers accounted for 46% and 35% of the accounts receivable balance.  Three customers accounted for approximately 35%, 28% and 24%, of the Company's accounts receivable balance as of December 31, 2010, all of which were collected in the first quarter of 2011.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at quarter end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2011, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $33.1 million, and an unrealized gain of $26,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.  As of December 31, 2010, the Company's investments consisted of United States Treasury notes and bills with an amortized cost of $58.7 million, an estimated fair value of $58.8 million, and had an unrealized gain of $44,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s wholesale and specialty distributors, and are recorded upon delivery, net of applicable reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.

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

The Company maintains service contracts with its distributors for patient service initiatives. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that the services are at fair value and represent a separate and identifiable benefit related to these services and, accordingly, has classified them as selling, general and administrative expense.

Prompt Payment Discounts.  The Company offers a prompt payment discount to its distributors.  Since the Company expects that its distributors will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

Government Rebates and Chargebacks.  The Company estimates reductions to product sales for Medicaid and Veterans' Administration (VA) programs and the Medicare Part D Coverage Gap Program, as well as with respect to certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on KALBITOR patient data and actual sales data.  These allowances are adjusted each period based on actual experience.

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

Product Returns.  Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company does not provide its distributors with a general right of product return. It permits returns if the product is damaged or defective when received by customers or if the product has expired.  The Company estimates product returns based upon historical trends in the pharmaceutical industry and trends for similar products sold by others.

During the three and nine months ended September 30, 2011 and 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Total gross product sales	$6,931	$2,767	$16,634	$6,114

Prompt pay and other discounts	$(193)	$(56)	$(447)	$(146)
Government rebates and chargebacks	(130)	(88)	(274)	(161)
Returns	(11)	(1)	(25)	(11)
Product sales allowances	$(334)	$(145)	$(746)	$(318)
Total product sales, net	$6,597	$2,622	$15,888	$5,796

Total product sales allowances as a percent of gross product sales	4.8%	5.2%	4.5%	5.2%

Development and License Fee Revenues

In January 2011, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance to provide accounting principles and application guidance on whether multiple deliverables exist, whether and how the deliverables should be separated, and the consideration allocated.  The new guidance amends the requirement to establish objective evidence of fair value of undelivered products and services and provides for separate revenue recognition based upon management’s best estimate of selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  The adoption of this standardwill be applied to all new or materially amended agreements which include multiple deliverables in 2011.  In 2011, the Company applied the amended revenue guidance to several revenue arrangements entered into during the period, including one amendment which was determined to be a material modification to an existing agreement (see Note 3, Significant Transactions – Sigma-Tau).

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification, or ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  In October 2009, the Financial Accounting Standards Board, or FASB, issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element arrangements to:

●	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements;

●
Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available; vendor objective evidence (VOE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or VOE is available;

●	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

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

Based on the value allocated to each unit of accounting within an arrangement, upfront fees and other guaranteed payments are allocated to each unit based on relative value.  The appropriate revenue recognition method is applied to each unit and revenue is accordingly recognized as each unit is delivered.

For agreements entered into prior to 2011, revenue related to upfront license fees was spread over the full period of performance under the agreement, unless the license was determined to provide value to the licensee on a stand-alone basis and the fair value of the undelivered performance obligations, typically including research or steering committee services was determinable.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and nine months ended September 30, 2011 and 2010 do not reflect the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the current statutory tax rates.  At September 30, 2011 and December 31, 2010, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three and nine months ending September 30, 2011 the Company recorded other expense of $32,000 and other income of $15,000, respectively, for the translation of foreign currency.  For the three and nine months ending September 30, 2010, the Company recorded other income of $61,000 and other expenses of $33,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the period ended September 30, 2011 and, therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 11,682,969 and 9,932,997 shares of common stock were outstanding at September 30, 2011 and 2010, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Dyax will be January 1, 2012. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Dyax will be January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

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

Under the terms of the second amendment, Sigma-Tau is required to make additional $7.0 million in non-refundable payments to the Company during 2011, of which $4.0 million was received in July 2011.

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

Prior to the second amendment in May 2011, revenue related to this multiple element arrangement was being recognized in accordance with ASC 605.  The Company evaluated the terms of the second amendment relative to the entire arrangement and determined the amendment to be a material modification to the existing agreement for financial reporting purposes.  As a result, the Company evaluated the entire arrangement under the guidance of ASU No. 2009-13 which was adopted in 2011.

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

As the second amendment represented a material modification to the existing agreement, the Company re-evaluated the entire arrangement under ASU No. 2009-13, and determined all undelivered items under the agreement and divided them into separate units of accounting based on whether the deliverable provided stand-alone value to the licensee. These units of accounting consist of (i) the license to develop and commercialize ecallantide for the treatment of HAE and other therapeutic indications in the territories granted under the second amendment, (ii) steering committee services and (iii) committed future development services.  The Company then determined the best estimate selling price (BESP) for the license and steering committee services and the fair value of committed future development services was determined using vendor objective evidence.   The Company’s process for determining BESP involves management’s judgment and includes factors such as discounted cash flows, estimated direct expenses and other costs and available data.

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

The Company recognized revenue of approximately $280,000 and $12.2 million related to this agreement for the three and nine months ended September 30, 2011, respectively.  Revenue for the three and nine months ending September 30, 2011 would have been $1.2 million and $7.4 million, respectively, if revenue had been recognized under the previous revenue recognition model, prior to adoption of ASU 2009-13.

As of September 30, 2011 and December 31, 2010, the Company has deferred $174,000 and $3.1 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets at such dates.  The deferred revenue balance at September 30, 2011, relates to the joint steering committee obligation which is estimated to continue until the middle of 2014.  As of September 30, 2011 and December 30, 2010, the Company had receivable balances due from Sigma-Tau of $3.1 million and $1.4 million, respectively.

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

The Company recognized revenue of approximately $148,000 and $444,000 related to this agreement for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2011 and December 31, 2010, the Company has deferred approximately $3.4 million and $3.9 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

On March 31, 2010, Cubist announced its intention to terminate this agreement with the Company.  Based upon Cubist's decision, $13.8 million of deferred revenue was recognized as revenue during the three months ended March 31, 2010, as the development period had ended.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10,807	$10,807	$—	$—
Marketable debt securities	33,093	33,093	—	—
Total	$43,900	$43,900	$—	$—

Description (in thousands)	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,931	$16,931	$—	$—
Marketable debt securities	58,783	58,783	—	—
Total	$75,714	$75,714	$—	$—

As of September 30, 2011 and December 31, 2010, the Company's investments consisted of U.S. Treasury notes and bills which are categorized as Level 1. The fair values of cash equivalents and marketable debt securities are determined through market, observable and corroborated sources. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

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

	September 30, 2011	December 31, 2010
Raw Materials	$1,364	$766
Work in Progress	5,286	723
Finished Goods	209	207
Total	$6,859	$1,696

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accounts payable	$2,889	$1,398
Accrued employee compensation and related taxes	3,499	4,847
Accrued external research and development and contract manufacturing	1,374	1,180
Accrued legal	476	500
Other accrued liabilities	2,179	2,747
Total	$10,417	$10,672

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

In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.50 per share.  The warrant expires in August 2016 and became exercisable on August 5, 2009.  The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share.  The warrant expires in August 2016 and became exercisable on March 27, 2010.  The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.

The following table reflects the activity on the Loan for financial reporting purposes for the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	2011	2010
Balance, January 1	$56,406	$58,096
Accretion on warrants and discount	184	246
Loan activity:
Interest expense	7,470	11,420
Payments applied to principal	(1,129)	(1,935)
Payments applied to interest	(6,042)	(10,721)
Accrued interest payable	(1,428)	(700)
Ending balance	$55,461	$56,406

The Loan principal balance at September 30, 2011, and December 31, 2010 was $56.7 million and $57.8 million, respectively.  The estimated fair value of the note payable was $52.2 million at September 30, 2011.

In August 2011, Cowen Healthcare assigned their rights and interests under the loan agreement to an affiliate, Vanderbilt Royalty Sub L.P.  Cowen Healthcare continues to act as the agent under the loan agreement and will continue to manage all obligations with respect to the Loan.

8. FACILITY LEASE

In July 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts.  The premises, consisting of approximately 44,500 rentable square feet of office and laboratory facilities, will be used as the Company’s principal offices and corporate headquarters.  The Company intends to relocate all of its operations presently conducted in Cambridge, Massachusetts to the new facility in January 2012.  The term of the new lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  During July, 2011, the Company provided the landlord a letter of credit of $1.1 million to secure its obligations under the lease.  The landlord has provided the Company with a tenant improvement allowance of up to $1.9 million an additional tenant improvement loan option of up to $668,000.
In connection with this relocation, the Company has exercised its right to terminate the lease agreement for the Company’s current headquarters in Cambridge, Massachusetts to coincide approximately with the commencement of the new lease.

9. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

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

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At September 30, 2011, a total of 3,389,540 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan for the three and nine months ended September 30, 2011 was approximately $8,000 and $32,000, respectively, and $16,000 and $47,000, respectively, for the three and nine months ended September 30, 2010.  There were 87,188 and 99,934 shares purchased under the Plan during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, a total of 506,892 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation expense related to:
Equity Incentive Plan	$883	$955	$3,078	$2,888
Employee Stock Purchase Plan	8	16	32	47
	$891	$971	$3,110	$2,935

Stock-based compensation expense charged to:
Research and development expenses	$273	$348	$896	$1,066

Selling, general and administrative expenses	$618	$623	$2,214	$1,869

Stock-based compensation of $18,000 and $25,000 was capitalized into inventory for the nine months ended September 30, 2011 and 2010, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.  At December 31, 2010, we had $1.8 million of net operating losses, which were attributable to deductions from the exercise of equity awards. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not "more likely than not" that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $187.7 million was in place at December 31, 2010.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of September 30, 2011, the Company had no unrecognized tax benefits.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR (ecallantide) for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and cost of product sales;

●	the potential for market approval for KALBITOR in the EU, Japan and other markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments; and

●	expected future revenues and operating results, including our financial guidance for 2011 and later periods.

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
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, or LFRP.  This program has resulted in a portfolio of product candidates being developed by our licensees, which currently includes 17 product candidates in clinical development.  The LFRP generated $26 million in revenue in 2010, and to the extent that one or more of these product candidates are commercialized according to published timelines, milestone and royalty revenues under the LFRP are expected to experience significant growth over the next several years.

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

We are also exploring the use of ecallantide for the treatment of drug-induced angioedema, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors. We filed an Investigational New Drug application (IND) for this indication with the United States Food and Drug Administration (FDA) and in August 2011, we commenced patient treatments in this dose-ranging Phase 2 clinical study.  In addition, we have licensed ecallantide for development through a collaboration with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for treatment of retinal diseases.

KALBITOR

In December 2009, ecallantide was approved by the FDA under the brand name KALBITOR for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor discovered and developed by us, is the first subcutaneous HAE treatment approved in the United States.

As part of product approval, we have established a Risk Evaluation and Mitigation Strategy (REMS) program to communicate the risk of anaphylaxis and the importance of distinguishing between hypersensitivity reaction and HAE attack symptoms. To communicate these risks, the REMS requires a communication plan which consists of a "Dear Healthcare Professional" letter to be provided to doctors identified as likely to prescribe KALBITOR and treat HAE patients.

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

Distribution

KALBITOR is distributed through exclusive wholesale and co-exclusive specialty pharmacy arrangements.

We have agreements with two wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) for the distribution of KALBITOR:

●
US Bioservices Corporation (US Bio), serves as a specialty pharmacy for KALBITOR and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR; and

●	ASD Specialty Healthcare Inc. (ASD), serves as a wholesale distributor for KALBITOR to treating hospitals in the United States.

These agreements have a term through November 2012 and each contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.

In August 2011, we expanded our distribution network to provide home infusion of KALBITOR through a specialty pharmacy arrangement with Walgreens Infusion Services, Inc. (Walgreens).   Under this renewable one-year agreement, Walgreens will provide eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by a healthcare professional, as well as treatment at Walgreens’ infusion centers.

Ecallantide for Treatment of Other Angioedemas

In addition to its approved commercial use, we are also developing ecallantide in other angioedema indications.  One form of angioedema is induced by the use of so-called ACE inhibitors.  With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce ACE and generally reduce high blood pressure and vascular constriction.  It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, which represents approximately 30% of all angioedemas treated in emergency rooms.  Research suggests the use of ACE inhibitors increases levels of bradykinin, a protein that causes blood vessels to enlarge, or dilate, which can also cause the swelling known as angioedema. As a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, ecallantide has the potential to be effective for treating this condition.  We filed an IND for a placebo-controlled, dose–ranging Phase 2 clinical study for this indication and, in August 2011, we commenced patient treatments in this clinical study.  Data from this trial is expected in the second half of 2012.

Ecallantide for Ophthalmic Indications

We entered into a license agreement in 2009 with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for the development of ecallantide in the EU for treatment of retinal diseases. Under this agreement, Fovea will fully fund development for the first indication, retinal vein occlusion-induced macular edema.  In September 2011, Fovea voluntarily suspended their ongoing Phase 1 clinical study for this indication, due to adverse changes observed in the eyes of certain monkeys exposed to ecallantide.  Fovea is performing additional non-clinical investigations.  Review of the full data set is expected to be completed at the end of 2011, at which time Fovea will make a decision as to next steps for this trial.

Under the license agreement, we are entitled to receive tiered royalties, ranging from the high teens to mid-twenties, based on sales of ecallantide by Fovea in the EU.  If we elect to commercialize ecallantide in this indication outside of the EU, Fovea will be entitled to receive royalties from us, ranging from the low to mid-teens, based on our sales of ecallantide outside the EU. The term of the agreement continues until the expiration of the licensed patents or, if later, the eleventh anniversary of the first commercial sale of ecallantide in an ophthalmic indication. The agreement may be terminated by Fovea on prior notice to us and by either party for cause.

Higher Strength Ecallantide Formulation

We are currently in the process of developing a one milliliter higher strength formulation of ecallantide, which may provide an even more convenient administration to patients.  This program is designed to allow for a single-shot dose of KALBITOR to be used in a commercial setting, which would be a product improvement over the current three-shot formulation.  Under our development timeline, we expect to commence a bioequivalence study in the fourth quarter of 2011.

Manufacturing

In connection with the commercial launch of KALBITOR in the United States, we have established a commercial supply chain, consisting of single-source third party suppliers to manufacture, test and distribute this product. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd., formerly known as MSD Biologics Limited, (Fujifilm).  Our inventories are sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2014. Under existing arrangements with Fujifilm, they have agreed to conduct additional manufacturing campaigns, as necessary, to supplement existing inventory.

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

The Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE in the European Union (EU).    In June 2011 we received the Day 180 consolidated list of questions from the EMA and in October 2011, we and Sigma-Tau took part in an Oral Explanation to the Committee for Medicinal Products for Human Use (CHMP), to discuss our submission. We anticipate a CHMP opinion by end of November 2011.  If approved, KALBITOR will receive marketing authorization in 27 EU member states.

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

CMIC has a clinical development plan that was established in consultation with the Japanese regulatory authorities under which they will commence clinical studies in Japan during 2012.  Under CMIC’s development timeline, approval to commercialize subcutaneous ecallantide for the treatment of HAE in Japan would be received in 2014.

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

Other than the specific licenses granted to Sigma-Tau, CMIC and Neopharm, as described above, we retain the rights to ecallantide in all other territories.

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

Generally, under the terms of our LFRP licenses, we are entitled to receive royalties on commercial sales of products for at least ten years after initial commercialization. To the extent that the product candidates in the chart above receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2014.  Furthermore, based upon our own analysis as to the probability of receiving marketing approval and the large markets being addressed, our long term plan includes estimates of annual revenues under the LFRP of more than $70 million by 2016. In addition, several of our LFRP collaborations provide us access to co-develop and/or co-promote drug candidates identified by other biopharmaceutical and pharmaceutical companies.

To date, we have received more than $150 million under the LFRP, primarily related to license fees and milestones.  In 2010, we recognized approximately $26 million of LFRP revenues, including an $11.3 million buy-out of one royalty obligation for Xyntha®.  We expect revenues under the LFRP to grow over time as more products advance through clinical development.

In addition, under a loan arrangement with Cowen Healthcare, we obtained $65 million in debt funding, secured exclusively by the LFRP.  This debt, which has a principal balance of $56.7 million as of September 30, 2011, is being repaid from a portion of LFRP receipts, is required to be repaid in full by 2016, and may be prepaid without penalty in August 2012.

Currently, the types of licenses and collaborations that we enter into have one of three distinct structures:

●
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

●
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

●
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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Revenues.   Total revenues for the three months ended September 30, 2011 (the 2011 Quarter) were $10.1 million, compared with $7.0 million for the three months ended September 30, 2010 (the 2010 Quarter).

Our financial guidance for total revenue in 2011 is $50 - 52 million, including KALBITOR sales of $20 - $24 million. In addition, our long term plan is to achieve potential revenue growth in 2016 of $110 - $125 million for KALBITOR sales and LFRP revenue of $70 - $85 million.

Product Sales.  We began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that distributors will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2011 Quarter, product sales of KALBITOR were $6.6 million, net of product discounts and allowances of $334,000 compared with product sales of $2.6 million, net of product discounts and allowances of $144,000 during the 2010 Quarter.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $3.5 million in the 2011 Quarter and $4.3 million in the 2010 Quarter.

Cost of Product Sales. We incurred $260,000 of costs associated with product sales during the 2011 Quarter and $119,000 of costs associated with product sales during the 2010 Quarter.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through early 2012.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
KALBITOR development costs	$5,272	$4,145
Other research and development expenses	2,556	3,397
LFRP pass-through license fees	831	398
Research and development expenses	$8,659	$7,940

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.  Costs associated with obtaining regulatory approval for the treatment of HAE in Europe, which are being reimbursed by Sigma-Tau, were $430,000 and $252,000 during the 2011 Quarter and 2010 Quarter, respectively.

Research and development expenses may increase in future periods, primarily due to clinical trial costs associated with our exploration of using ecallantide for the treatment of ACE-inhibitor-induced angioedema, including the Phase 2 clinical study that was initiated during 201l.  Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2011 and 2010 Quarters were $8.8 million and $7.7 million, respectively.  Costs increased during the 2011 Quarter primarily due to the expansion of infrastructure to support KALBITOR commercial efforts.

Interest Expense.  Interest expense was $2.5 million in the 2011 Quarter compared to $2.6 million in 2010.  Interest expense under the Cowen Healthcare loan decreased due to principal payments made in the second quarter of 2011.

Nine Months Ended September 30, 2011 and 2010

Revenues.   Total revenues for the nine months ended September 30, 2011 (the 2011 Period) were $40.2 million, compared with $42.1 million for the nine months ended September 30, 2010 (the 2010 Period).

Product Sales.  We began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older in February 2010.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that our distributors will carry limited inventory.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2011 Period, product sales of KALBITOR were $15.9 million, net of product discounts and allowances of $746,000 compared with product sales of $5.8 million, net of product discounts and allowances of $317,000 during the 2010 Period.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators. This revenue fluctuates from quarter-to-quarter due to the timing of the clinical activities of our collaborators and licensees.  Development and license fee revenue was $24.3 million in the 2011 Period and $36.3 million in the 2010 Period. This 2011 change was due to $9.8 million in revenue recognized in the 2010 Period under the sale of rights to royalties and other payments related to the product Xyntha, which was developed by one of our licensees under the LFRP, and $13.8 million of previously deferred revenue associated with the Cubist license, which was fully recognized during the 2010 Period based upon Cubist’s announcement to end its DX-88 development program.  The absence of these revenues in the 2011 Period was partially offset by $12.2 million recognized in the 2011 Period in connection with our amended agreement with Sigma-Tau.

Cost of Product Sales. We incurred $781,000 of costs associated with product sales during the 2011 Period and $247,000 of costs associated with product sales during the 2010 Period.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and therefore are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through early 2012.  When this supply has been fully depleted, we expect our costs of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
KALBITOR development costs	$15,692	$12,736
Other research and development expenses	8,266	9,073
LFRP pass-through license fees	2,280	1,934
Research and development expenses	$26,238	$23,743

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.  In addition, costs associated with obtaining regulatory approval for the treatment of HAE in Europe, which are being reimbursed by Sigma-Tau, were $1.8 million and $420,000 during the 2011 Period and 2010 Period, respectively.

Research and development expenses may increase in future periods, primarily due to clinical trial costs associated with our exploration of using ecallantide for the treatment of ACE-inhibitor-induced angioedema, including the Phase 2 clinical study that was initiated during 2011.  Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2011 and 2010 Periods were $27.1 million and $24.6 million, respectively.  Costs increased during the 2011 Period primarily due to the expansion of infrastructure to support KALBITOR commercial efforts.

Interest Expense.  Interest expense was $7.7 million in the 2011 Period compared to $9.2 million in 2010.  This decrease is primarily due to additional interest expense in the 2010 Period of approximately $1.3 million for payments due under the Cowen Healthcare loan in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Liquidity and Capital Resources

	September 30, 2011	December 31, 2010
	(in thousands)
Cash and cash equivalents	$15,281	$18,601
Short-term investments	33,093	58,783
Total cash, cash equivalents and investments	$48,374	$77,384

The following table summarizes our cash flow activity for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(27,285)	$(24,262)
Net cash provided by (used in) investing activities	25,067	(31,115)
Net cash provided by (used in) financing activities	(1,102)	58,783
Net increase (decrease) in cash and cash equivalents	(3,320)	$3,406

We require cash to fund our operating activities, manufacture inventory, make capital expenditures, acquisitions and investments, and service debt.  Through September 30, 2011, we have funded our operations principally through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million.  We have also borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our long term plan is to achieve cash-flow breakeven during 2013.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $21.1 million during the 2011 Period.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.6 million, depreciation and amortization costs of $1.2 million and stock-based compensation expense of $3.1 million.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including an increase in inventory of $5.1 million, an increase in accounts receivable of $1.5 million and a decrease in deferred revenue of $4.0 million.

The principal use of cash in our operations was to fund our net loss, which was $15.6 million during the 2010 period.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $1.2 million and stock-based compensation expense of $2.9 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $14.0 million, including a decrease in accounts payable and accrued expenses of $4.1 million, a decrease in accounts receivable of $937,000, and a decrease in deferred revenue of $9.4 million.  The change in deferred revenue is primarily due to the recognition of $13.8 million of revenue associated with Cubist’s announced termination of its ecallantide development program.

Investing Activities

Our investing activities for the 2011 Period primarily consisted of investment maturities of $28.5 million, partially offset by $3.0 million in investment purchases.  Additionally, we had an increase of $178,000 in restricted cash primarily due to a new $1.1 million letter of credit under our new lease in Burlington, Massachusetts, partially offset by the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

In July, 2011, we entered into a lease agreement for new premises located in Burlington, Massachusetts.  The premises, consisting of approximately 44,500 rentable square feet of office and laboratory facilities, will be used as our principal offices and corporate headquarters.  We intend to relocate all of our operations presently conducted in Cambridge, Massachusetts to the new facility in January 2012.  The term of the new lease is ten years, and we have rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  We have provided the landlord a letter of credit of $1.1 million to secure our obligations under the lease.  The landlord has provided us with a tenant improvement allowance of approximately $1.9 million and an additional tenant improvement loan option of up to $668,000. Net of the tenant improvement allowance and loan, we expect to incur approximately $1.3 million of tenant improvements for the new premises through the first quarter of 2012.

In connection with this relocation, we have exercised our right to terminate the lease agreement for our current headquarters in Cambridge, Massachusetts to coincide approximately with the commencement of the new lease.

Our investing activities for the 2010 Period primarily consisted of the purchase of investments totaling of approximately $53.7 million, offset by investment maturities of $22.0 million, as well as a decrease of $700,000 in restricted cash from the contractual reduction of the letter of credit that serves as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the 2011 Period consisted of net proceeds of $323,000 from the sale of 151,515 shares of our common stock, as well as repayments of long-term debt totaling $1.6 million including $1.1 million to Cowen Healthcare.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended September 30, 2011.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2011, we had cash, cash equivalents and investments of approximately $48.4 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2011, we had $56.8 million of principal outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of September 30, 2011 we had an accumulated deficit of approximately $463.4 million.  We expect to incur additional net losses in 2011 and 2012 as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

We require significant capital to fund our operations to commercialize KALBITOR and to develop and commercialize other product candidates.  Our future capital requirements will depend on many factors, including:

●	future sales levels of KALBITOR and other commercial products and the profitability of such sales, if any;

●	the timing and cost to develop, obtain regulatory approvals for and commercialize our pipeline products;

●	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

●	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing products;

●	our decision to manufacture, or have third parties manufacture, the materials used in KALBITOR and other pipeline products;

●	competing technological and market developments;

●	the progress of our drug discovery and development programs;

●	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

●	the amount and timing of additional capital equipment purchases; and

●	the overall condition of the financial markets.

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

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

●	the amount of future sales of KALBITOR and related costs to commercialize the product;

●	the cost and timing of our increased research and development, manufacturing and commercialization activities;

●	the establishment of new collaboration and licensing arrangements;

●	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize our product candidates;

●	the timing, receipt and amount of payments, if any, from current and prospective collaborators, including the completion of certain milestones; and

●	revenue recognition and other accepted accounting policies.

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

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on several factors, including the following:

●	the number of patients with HAE who are diagnosed with the disease and identified to us;

●	the number of patients with HAE who may be treated with KALBITOR;

●	acceptance of KALBITOR in the medical community;

●	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE;

●	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

●	our ability to effectively market and distribute KALBITOR in the United States;

●	competition from other products that treat HAE;

●	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities; and

●	our maintenance of commercial manufacturing capabilities through third-party manufacturers.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

●
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the US for the treatment of acute abdominal or facial attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. Berinert is also sold in Europe, Japan and several rest-of-world markets for the treatment of acute HAE attacks.  Additionally, CSL Behring completed a clinical trial evaluating subcutaneous administration of Berinert.

●
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU. The therapeutic indication in Europe is for treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The approval also includes a self administration option for appropriately trained patients. ViroPharma has also completed a Phase 2 trial evaluating subcutaneous administration of Cinryze and in September 2011, announced the initiation of another Phase 2 trial using a new subcutaneous formulation that uses a proprietary drug delivery platform from Halozyme.

●
Jerini AG/Shire plc— Jerini/Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is administered subcutaneously. Firazyr is approved in the US, Europe, and certain other countries. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients.  The approval also includes a self-administration option. Firazyr has orphan drug designations from the FDA and in Europe.

●
Pharming Group NV— Pharming markets Ruconest™ which is approved in the EU for the treatment of acute HAE attacks in adult patients.  Ruconest is a recombinant C1-esterase inhibitor, which is delivered intravenously.. In the US, Pharming's recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a Biologics License Application (BLA) for Rhucin. In February 2011, the companies announced the receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Also in February, the companies announced the initiation of a new Phase 3 trial.  Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that market corticosteroid drugs, including the manufacturers of danazol, as well as companies developing plasma kallikrein inhibitors, including BioCryst.

Additionally, a significant number of companies compete with us in the antibody technology space by offering licenses and/or research services to pharmaceutical and biotechnology companies. Specifically, our phage display technology is one of several in vitro display technologies available to generate libraries of compounds that can be leveraged to discover new antibody products. Other companies that compete with us in the display technology space include BioInvent, Micromet, Xoma, Adimab and several others. Additional platforms pharmaceutical and biotechnology companies use to identify antibodies that bind to a desired target are in vivo technology platforms which use direct immunization of mice or other species to generate fully human antibodies. Competitors in this space include GenMab, arGEN-X and several others. There are also a number of new technologies directed to the generation of candidates with novel scaffolds that may possess similar properties to monoclonal antibodies.

In addition to the technologies described above, many pharmaceutical companies have either acquired antibody discovery technologies or developed humanized murine antibodies derived from hybridomas. Pharmaceutical companies also develop orally available small molecule compounds directed to the targets for which we and others are seeking to develop antibody, peptide and/or protein products.

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

Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities.  Any third party we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities.  Although we have established a corporate compliance program, we cannot guarantee that we are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

●	administrative and judicial sanctions, including warning letters;

●	fines and other civil penalties;

●	withdrawal of a previously granted approval;

●	interruption of production;

●	operating restrictions;

●	product recall or seizure; injunctions; and

●	criminal prosecution.

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

The testing, manufacturing, marketing and sale of drugs for use in humans exposes us to product liability risks.  Side effects and other problems from using KALBITOR could:

●	lessen the frequency with which physicians decide to prescribe KALBITOR;

●	encourage physicians to stop prescribing KALBITOR to their patients who previously had been prescribed KALBITOR;

●	cause serious adverse events and give rise to product liability claims against us; and

●	result in our need to withdraw or recall KALBITOR from the marketplace.

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

In the United States, we sell KALBITOR to ABSG which provides a distribution network for KALBITOR, including a call center to support its commercialization, and to Walgreens which provides nursing services for home administration of KALBITOR.  Neither ABSG nor Walgreens set or determine demand for KALBITOR.  We expect our distribution arrangements to continue for the foreseeable future.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through our distributors.  It is possible that our distributors could change their policies or fees, or both, at some time in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks for the three-year term of the contract with ABSG and we also believe we can find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

The FDA required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consists of a communication plan to healthcare providers.  The FDA and other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR is on the market.  Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

We do not currently have a long-term commercial supply agreement with Fujifilm for the production of ecallantide drug substance.  We are working to establish a long-term supply contract with Fujifilm.  However, we cannot guarantee that we will be able to enter into long-term supply contracts on commercially reasonable terms, or at all.  We believe that our supply of the ecallantide drug substance used to manufacture KALBITOR will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2014. These estimates are subject to changes in market conditions and other factors beyond our control.  If we are unable to execute a long-term supply agreement or otherwise secure a dependable source for drug substance before our inventory of ecallantide drug substance is exhausted, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

Products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.  If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable.  We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals.  Factors that raise uncertainty in obtaining these regulatory approvals include the following:

●	we must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

●	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

●	data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

These types of product liability claims may result in:

●	decreased demand for KALBITOR and other product candidates;

●	injury to our reputation;

●	withdrawal of clinical trial volunteers;

●	related litigation costs; and

●	substantial monetary awards to plaintiffs.

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

Reliance on license and collaboration agreements involves a number of risks as our licensees and collaborators:

●	are not obligated to develop or market product candidates discovered using our phage display technology;

●	may not perform their obligations as expected, or may pursue alternative technologies or develop competing products;

●	control many of the decisions with respect to research, clinical trials and commercialization of product candidates we discover or develop with them or have licensed to them;

●	may terminate their collaborative arrangements with us under specified circumstances, including, for example, a change of control, with short notice; and

●	may disagree with us as to whether a milestone or royalty payment is due or as to the amount that is due under the terms of our collaborative arrangements.

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

We face risks and uncertainties related to our intellectual property rights.  For example:

●	we may be unable to obtain or maintain patent or other intellectual property protection for any products or processes that we may develop or have developed;

●
third parties may obtain patents covering the manufacture, use or sale of these products or processes, which may prevent us from commercializing any of our products under development globally or in certain regions; or

●
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

We have a loan with Cowen Healthcare which has an aggregate principal balance of $56.7 million at September 30, 2011.  The loan bears interest at a rate of 16% per annum for Tranche A and 21.5% per annum for Tranche B payable quarterly, all of which matures in August 2016.  In connection with the loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  We may prepay the loan in whole or in part at any time after August 2012.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium prior to August 2012.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

We may acquire additional technology and complementary businesses in the future.  Acquisitions involve many risks, any one of which could materially harm our business, including:

●	the diversion of management's attention from core business concerns;

●	the failure to exploit acquired technologies effectively or integrate successfully the acquired businesses;

●	the loss of key employees from either our current business or any acquired businesses; and

●	the assumption of significant liabilities of acquired businesses.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through October 26, 2011, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.   The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

Many factors may have an effect on the market price of our common stock, including:

●	public announcements by us, our competitors or others;

●	developments concerning proprietary rights, including patents and litigation matters;

●	publicity regarding actual or potential clinical results or developments with respect to products or compounds we or our collaborators are developing;

●	regulatory decisions in both the United States and abroad;

●	public concern about the safety or efficacy of new technologies;

●	issuance of new debt or equity securities;

●	general market conditions and comments by securities analysts; and

●	quarterly fluctuations in our revenues and financial results.

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

Item 5 – OTHER INFORMATION OF THE FORM 10-Q:

On July 28, 2011 Dyax notified its landlord, ARE-Tech Square, LLC, that its lease dated as of June 13, 2001 for the property located at 300 Technology Square, Cambridge, Massachusetts would terminate on January 28, 2012 instead of at its stated term on February 29, 2012.

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

10.1†	Third Amendment dated as of July 8, 2011 to Distribution Agreement by and between the Company and US Bioservices Corporation. Filed herewith.

10.2†	First Amendment dated as of August 25, 2011 to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. Filed herewith.

10.3	Lease, dated as of July 14, 2011, by and between the Company and Netview 5 and 6 LLC. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101**
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

†	This Exhibit has been filed separately with the Comission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

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

Date: November 3, 2011
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

10.1†	Third Amendment dated as of July 8, 2011 to Distribution Agreement by and between the Company and US Bioservices Corporation. Filed herewith.

10.2†	First Amendment dated as of August 25, 2011 to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. Filed herewith.

10.3	Lease, dated as of July 14, 2011, by and between the Company and Netview 5 and 6 LLC. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101**
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

†	This Exhibit has been filed separately with the Comission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.