Form 10-K
period 2011-12-31
DYAX CORP
filed 2012-03-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
Commission File Number 000-24537

DYAX CORP.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	04-3053198 (IRS Employer Identification No.)
55 Network Drive, Burlington, Massachusetts 01803 (Address of principal executive offices and zip code)
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ or No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of the last business day of the registrant's most recently completed fiscal second quarter, June 30, 2011, based on the last reported sale price of the registrant's common stock of $1.98 per share was $161,554,675 .  The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 23, 2012, was 98,798,065.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders scheduled to be held on May 9, 2012, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding:

•	the potential benefits and commercial potential of KALBITOR® (ecallantide) for its approved indication and any additional indications;

•	our commercialization of KALBITOR, including projected revenues and costs, and the potential benefits of new sales initiatives;

•	the potential for market approval for KALBITOR in markets outside the United States;

•	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates to address plasma kallikrein (bradykinin) mediated angioedemas;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	estimates of potential markets for our products and product candidates;

•	the sufficiency of our cash, cash equivalents and short-term investments; and

•	expected future revenues and operating results, including our financial guidance for 2012 and 2013.

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

DYAX CORP.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2011

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a biopharmaceutical company with two business elements:

•	Angioedema Franchise
The principal focus of our efforts is to identify, develop and commercialize treatments for conditions identified as plasma kallikrein (bradykinin) mediated angioedema, including hereditary angioedema (HAE), ACE inhibitor-induced angioedema (ACEI-AE) and angioedema of unknown origin, or idiopathic angioedema.

We developed KALBITOR (ecallantide) on our own and since February 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in certain markets and we are evaluating opportunities in others.

We are expanding our franchise for the treatment of angioedemas in the following ways:

•	Advancing the clinical development of ecallantide for use in the treatment of ACEI-AE.

•	Developing a laboratory test that could assist in the differentiation between histamine-mediated and plasma kallikrein (bradykinin) mediated angioedema.

•
Continuing our development of a fully human monoclonal antibody inhibitor of plasma kallikrein (pKal) which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.

•	Phage Display Licensing and Funded Research Program
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, referred to as the LFRP.  This program has provided us a portfolio of product candidates being developed by our licensees, which currently includes 18 product candidates in clinical development, including four products in Phase 3 trials.  The LFRP generated revenue of approximately $15 million in 2011 and to the extent that our licensees commercialize some of the Phase 3 product candidates according to published timelines, revenues under the LFRP are expected to experience significant growth over the next several years.

ANGIOEDEMA FRANCHISE

We are focused on identifying and developing treatments for patients who experience plasma kallikrein (bradykinin) mediated angioedema.  Using our phage display technology, we developed ecallantide, a compound shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema.  Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways.  Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including HAE, ACEI-AE and idiopathic angioedema, all of which are plasma kallikrein (bradykinin) mediated angioedemas.

We have four key areas of activity in our angioedema franchise:

•
HAE and KALBITOR.  In February 2010, we began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are selling KALBITOR on our own in the United States.  Working with international partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  We have entered into agreements for others to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Japan, Australia, New Zealand and other countries in North Africa, the Middle East, Latin America (excluding Mexico) and the Caribbean.

•
Clinical trials for ACEI-AE.  There are two ongoing clinical studies exploring the use of ecallantide for the treatment of ACEI-AE, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors.  In August 2011, we commenced patient treatments in a dose-ranging Phase 2 clinical study.  There is also an investigator-sponsored trial being conducted at the University of Cincinnati, College of Medicine.

•
New test for plasma kallikrein (bradykinin) mediated angioedemas.  As part of extending the angioedema franchise, we are developing a laboratory test that would measure perturbations in the kallikrein-kinin pathway, thereby assisting in differentiating plasma kallikrein (bradykinin) mediated angioedemas from histamine-mediated angioedema.  We anticipate that this laboratory test will enable the identification of plasma kallikrein (bradykinin) mediated angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.

•
New antibody for plasma kallikrein (bradykinin) mediated angioedemas.  Leveraging our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.  After completing a series of pharmacokinetic, tolerability and preclinical studies, we believe our pKal antibody may be effective for prophylactically treating these indications.  We expect to file an Investigational New Drug application (IND) for this antibody in mid 2013.

HAE AND KALBITOR

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

Ecallantide was approved by the FDA under the brand name KALBITOR for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor that we discovered and developed, was the first subcutaneous HAE treatment approved in the United States.

As part of the product approval of KALBITOR, we have established a Risk Evaluation and Mitigation Strategy (REMS) program to communicate the risk of anaphylaxis and the importance of distinguishing between hypersensitivity reaction and HAE attack symptoms. To communicate these risks, the REMS required a communication plan through February 2012, which consisted of a "Dear Healthcare Professional" letter that was provided to doctors identified as likely to prescribe KALBITOR and treat HAE patients.

In February 2010, we also initiated a 4-year, Phase 4 observational study which is being conducted with up to 200 HAE patients to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. The study is designed to identify predictive risk factors and develop effective screening tools to mitigate the risk of hypersensitivity and anaphylaxis.

United States Sales and Marketing

We have a commercial organization to support sales of KALBITOR in the United States, including a field-based team of approximately 30 professionals, consisting of sales representatives and corporate account directors.  At this time, our commercial organization is sized to effectively market KALBITOR in the United States, where patients are treated primarily by a limited number of specialty physicians, consisting mainly of allergists and immunologists.

KALBITOR Access®

To facilitate access to KALBITOR in the United States, we have the KALBITOR Access program, designed as a one-stop point of contact for information about KALBITOR.  This program offers treatment support services for patients with HAE and their healthcare providers. KALBITOR case managers provide comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

Distribution

KALBITOR is distributed through exclusive wholesale and co-exclusive specialty pharmacy arrangements.

We have agreements with two wholly-owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) for the distribution of KALBITOR:

•
US Bioservices Corporation (US Bio), serves as a specialty pharmacy for KALBITOR and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR; and

•	ASD Specialty Healthcare Inc. (ASD), serves as a wholesale distributor for KALBITOR to treating hospitals in the United States.

These agreements have a term through November 2012 which will renew for an additional two years unless amended or terminated by the parties.  Each agreement contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.

In August 2011, we expanded our distribution network to provide home infusion of KALBITOR through a specialty pharmacy arrangement with Walgreens Infusion Services, Inc. (Walgreens).  Under this renewable one-year agreement, Walgreens provides eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by a healthcare professional, as well as treatment at Walgreens’ infusion centers.

Higher Strength Ecallantide Formulation

We are currently in the process of developing an even more convenient, higher strength formulation of ecallantide, which is intended to allow for a single-injection of KALBITOR, instead of the current three-injection formulation.  During the fourth quarter of 2011, we completed a bioequivalence clinical study which successfully demonstrated bioequivalence between the current formulation and the new single-shot formulation.  Upon demonstration of appropriate stability of the new formulation, we expect to file a supplemental Biologics License Application (BLA) with the FDA in 2012.

Manufacturing

We have established a commercial supply chain, consisting of third parties to manufacture, test and transport KALBITOR.  All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm).  Our inventories are sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2014. Under existing arrangements with Fujifilm, they have agreed to conduct additional manufacturing campaigns, as necessary, to supplement existing inventory.

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

Ecallantide outside of the United States

In markets outside of the United States, we intend to work with international partners to seek approval and commercialize ecallantide for HAE and other angioedema indications.  We have entered into license or collaboration agreements with several such companies that have distribution systems and sales capabilities in their designated territories.

Sigma-Tau – We have a strategic collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.), a subsidiary of Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  Under the terms of the agreement, in 2010 Sigma-Tau made a $2.5 million upfront payment to us and also purchased 636,132 shares of our common stock for an aggregate purchase price of $2.5 million.  We are also be eligible to receive over $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.

In December 2010, we amended our agreement with Sigma-Tau to expand our collaboration to commercialize KALBITOR (ecallantide) for the treatment of HAE in Australia and New Zealand.  Under the terms of the amendment, in January 2011, Sigma-Tau made a $500,000 upfront payment to us and also purchased 151,515 shares of our common stock for an aggregate purchase price of $500,000.  In December 2011, Sigma-Tau filed a pre-submission for regulatory approval in Australia and we received a $1.0 million milestone payment.  We are also be eligible to receive an additional $1.0 million commercialization milestone and royalties equal to 41% of net sales of product, as adjusted for product costs.

Under a May 2011 amendment to our agreement, Sigma-Tau now also has rights to the territories of Latin America (excluding Mexico) and the Caribbean.  We are eligible to receive up to $10.0 million in regulatory, approval and reimbursement milestones and royalties equal to 41% of net sales of product, as adjusted for product costs, in these territories.

Sigma-Tau will pay the costs associated with regulatory approval and commercialization in the licensed territories.  In addition, we and Sigma-Tau will share equally the costs for all development activities for future indications developed in partnership with Sigma-Tau.

A Marketing Authorization Application (MAA) was submitted in May 2010 to the European Medicines Agency (EMA) for ecallantide for the treatment of HAE in the European Union (EU).  In November 2011, following an Oral Explanation to the Committee for Medicinal Products for Human Use (CHMP), we and Sigma-Tau made a joint decision to withdraw the MAA filed with the EMA.  This decision was made following discussions with the CHMP and the Rapporteurs' Day 181 Joint Assessment Report indicating that the information provided was not deemed sufficient to demonstrate a positive benefit-risk balance.  We and Sigma-Tau are evaluating the appropriate path forward for resubmission to the EMA.

CMIC – In Japan, we have an agreement with CMIC Co., Ltd (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications. Under the terms of the agreement, we received a $4.0 million upfront payment.  We will also be eligible to receive up to $102 million in development and sales milestones for ecallantide in HAE and other angioedema indications and royalties of 20%-24% of net product sales. CMIC is solely responsible for all costs associated with development, regulatory activities, and commercialization of ecallantide for all angioedema indications in Japan. CMIC will purchase drug product from us on a cost-plus basis for clinical and commercial supply.

CMIC has a clinical development plan that was established in consultation with the Japanese regulatory authorities.  CMIC has completed a twelve patient pharmacokinetic study and, to fulfill submission requirements, the company is required to complete an open-label study of ten patients which is scheduled to begin in the second half of 2012. Assuming successful completion of the open-label study, CMIC plans to commercialize subcutaneous ecallantide for the treatment of HAE in Japan as early as 2014.

Neopharm - In Israel, we have an agreement with Neopharm Scientific Ltd., (Neopharm) to obtain regulatory approval and commercialize ecallantide for HAE and other angioedema indications. Under the terms of the agreement, we will provide Neopharm drug supply at a price equal to 50% of net sales.  In June 2011, Neopharm received a commercial registration license from the Israeli Ministry of Health.  Consideration for reimbursement approval is expected in late 2012.

Other than the specific licenses granted to Sigma-Tau, CMIC and Neopharm, as described above, we retain the rights to ecallantide for HAE and other angioedemas in all other territories.

ACEI-AE AND ECALLANTIDE

ACEI-AE is another form of angioedema.  It is induced by the use of medications that are inhibitors of angiotensin-converting enzyme (ACE), which medications are referred to as ACE inhibitors.  With an estimated 51 million prescriptions written annually worldwide, ACE inhibitors are widely prescribed to reduce hypertension and generally to reduce high blood pressure and vascular constriction.  It is estimated that up to 2% of patients treated with ACE inhibitors suffer from angioedema attacks, or ACEI-AE, which represent approximately 30% of all angioedema attacks treated in emergency rooms.  Research suggests that the use of ACE inhibitors increases levels of bradykinin, which in turn causes blood vessels to enlarge and can cause angioedema.  Ecallantide, a specific inhibitor of plasma kallikrein, an enzyme needed to produce bradykinin, has the potential to be effective for treating this condition.

We are conducting a Phase 2 double-blind, placebo-controlled, dose–ranging clinical study of ecallantide in 176 patients for this ACEI-AE indication.  We commenced patient treatments in this study in August 2011.  An additional double-blind, placebo-controlled, randomized clinical study using ecallantide in 50 patients for this indication is being conducted by Drs. Jonathan Bernstein and Joseph Moellman, at the University of Cincinnati, College of Medicine.  Data from both clinical studies is expected in 2012.

PLASMA KALLIKREIN (BRADYKININ) MEDIATED ANGIOEDEMA LABORATORY TEST

We are currently developing a laboratory test to measure perturbations in the kallikrein-kinin pathway, thereby assisting in the differentiation of plasma kallikrein (bradykinin) mediated angioedema from histamine-mediated angioedema.  This laboratory test is expected to be relevant to both normal C1-INH and C1-INH deficient patients and should provide the ability to potentially diagnose and treat plasma kallikrein (bradykinin) mediated angioedema, including Type I, II, and III HAE, ACEI-AE, and idiopathic angioedema, irrespective of a patient’s C1-INH levels.

This assay will be an enzyme-linked immunosorbent assay, referred to as an ELISA assay, and is expected to be available for clinical validation in 2013.

PLASMA KALLIKREIN (PKAL) ANTIBODY

We are currently in preclinical development of a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedema.  The pKal antibody provides the potential for a subcutaneous formulation, with a half-life which could enable less frequent dosing than currently available therapies and an advantageous immunogenicity profile.  We have completed a series of preclinical pharmacokinetic and tolerability studies and found pKal to have relevant activity in animal models.  We expect to file an IND for this antibody in the first half of 2013.

ECALLANTIDE FOR OPHTHALMIC INDICATIONS

We entered into a license agreement in 2009 with Fovea Pharmaceuticals SA, a subsidiary of sanofi-aventis, for the development of ecallantide in the EU for treatment of retinal diseases. Under this agreement, Fovea fully funded development for the first indication, retinal vein occlusion-induced macular edema.  In September 2011, Fovea voluntarily suspended its ongoing Phase 1 clinical study for this indication, due to adverse changes observed in the eyes of certain monkeys exposed to ecallantide.  After performing additional non-clinical investigations and reviewing the full data set, Fovea has terminated this study.  If the license is terminated by Fovea, the rights under this agreement will return to Dyax.

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

We believe that our phage display libraries, which we have developed using our core technology and know-how, represent a leading technology in antibody discovery.  We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations.  To date, we have received more than $165 million under the LFRP, primarily related to license fees and milestones, including approximately $15 million of revenue in 2011.  The LFRP has the potential for substantially greater revenues, if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.

There are approximately 70 ongoing LFRP license agreements.  Currently, 18 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3 trials, four are in Phase 2 and ten are in Phase 1.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  Generally, we receive milestones and/or royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized. We expect to receive royalties from commercial sales beginning in 2014.

Under loan arrangements with affiliates of Cowen Healthcare Royalty Partners (Cowen Healthcare), we have obtained debt funding of up to $80 million, secured exclusively by the LFRP, which is described further below under "Cowen Healthcare Financing".

The chart below provides a summary of the clinical stage product candidates under the LFRP and is based on information publicly disclosed by licensees.

Currently, the types of licenses and collaborations that we enter into under the LFRP have one of three distinct structures:

•
Library Licenses. Under our library license program, we grant our licensees rights to use our phage display libraries in connection with their internal therapeutic development programs.  We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets.  The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term.  Library license agreements contain up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales.  We have approximately 20 library licensees, including Amgen, Aveo, Bayer Schering, Biogen Idec, Boehringer Ingelheim, CSL Behring, ImClone Systems (a wholly-owned subsidiary of Eli Lilly), Kadmon, Merck Serono, Novo Nordisk, sanofi-aventis and Emergent BioSolutions (formerly known as Emergent Trubion).

•
Funded Research. Under our funded research program, we have performed funded research for various collaborators using our phage display technology to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators.  Funded research agreements provide for fees, technical and development milestones, and royalties based on any future product sales.  Our funded research collaborators with products currently in development include Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack, and Emergent BioSolutions (formerly known as Emergent Trubion).

•
Patent Licenses. Under our patent license program, we grant other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use our core phage display patents (known as the Ladner patents) to discover and develop biologic compounds for use in specified fields.  We generally grant licenses on a non-exclusive basis so that we may retain broad rights to practice our phage display technology in multiple fields.  Our license agreements generally provide for up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales.  In addition, under the terms of our license agreements, most licensees have agreed not to sue us for using phage display improvement patents which they developed and some have granted us specific access to certain phage-display technologies which they have developed or which they control.  We believe that these provisions allow us to practice enhancements to phage display developed by our licensees.  We currently have approximately 45 patent licensees worldwide.  The Ladner patents will expire in 2012.  Consequently we do not anticipate entering into additional license agreements for these patents.

We expect to continue to enter into licenses and collaborations to maximize the strategic value of our LFRP.

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

Cowen Healthcare Financing

Original Financing

In 2008, we entered into an agreement with an affiliate of Cowen Healthcare for a $50.0 million loan secured by our LFRP.  This loan is the Tranche A loan.  In March 2009, we amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million.  The Tranche A and Tranche B loans (collectively referred to as, the Original Loan) have an outstanding principal balance at December 31, 2011 of $56.7 million.

The Original Loan matures in August 2016.  The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly.  The Original Loan may be prepaid without penalty, in whole or in part, beginning in August 2012.  In connection with the Original Loan, we entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated through our licensing of the intellectual property related to the LFRP.  The security agreement does not apply to our internal drug development or to any of our co-development programs.

Under the terms of the Original Loan agreement, we are required to repay the Original Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Original Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Original Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash.  In 2013, we must repay to Cowen Healthcare all additional accumulated principal above the Original Loan, if any.  In addition, under the terms of the Agreement, we are permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to amortize principal on the Original Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium. In April 2010, we sold our rights to royalties and other payments related to the commercialization of Xyntha, a product marketed by Pfizer Inc., for $9.8 million.  In addition, we have earned $2.0 million in milestones based on 2010 and 2011 Xyntha sales.

2011 Additional Financing

In December 2011, we entered into an agreement with a second affiliate of Cowen Healthcare through which we received an additional loan of $20 million and a commitment to refinance the Original Loan at a reduced interest rate in August 2012.

The additional loan is unsecured and bears interest at an annual rate of 13% through August 2012, at which time the agreement provides that it will be combined with a second loan, subject to customary closing conditions.  The second loan will be used to refinance 102% of the outstanding principal of the Original Loan.  After the August 2012 closing, the collective loan which we anticipate will approximate $80 million, will be secured exclusively by the LFRP and will bear interest at a rate of 12%.  The collective loan will mature in August 2018 and can be repaid without penalty beginning in August 2015.  Should the second loan not close, the additional $20 million loan will continue to bear interest at a rate of 13% and will mature on June 30, 2013.

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

Over the past several years, we have brought on-line high-throughput automated capacity, developed antibody phage display libraries that are a leading technology in antibody discovery, and successfully implemented a strategy under which, as of today, we believe we have obtained freedom to operate in the antibody phage display area through cross-licenses with Affimed Therapeutics, Affitech, Biosite, CAT, Domantis, Genentech and XOMA.  As a result of these activities, we now have an industry-leading technology that allows us to identify fully human antibodies with high specificity and high affinity and to move product candidates rapidly into both in vitro testing and optimization.

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

COMPETITION

The biopharmaceutical industry is characterized by intense competition and rapid technological change.  New developments occur and are expected to continue to occur.  Discoveries or commercial developments by our competitors may render some or all of our technologies, products or potential products obsolete or non-competitive.

Our principal focus is on the development of therapeutic and diagnostic products in angioedema indications.  Therefore our principal competition  will be companies who either are already marketing products in those indications or are developing new products for those indications, as described below.

For KALBITOR as a treatment for HAE, our principal competitors include:

•	Manufacturers of corticosteroids, including the manufacture of danazol, which we estimate are still used to prophylactically treat a significant number of identified HAE patients.

•
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU. The therapeutic indication in Europe is for treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma has also completed two Phase 2 trials evaluating subcutaneous administration of Cinryze.  One of these trials evaluated a formulation that uses a proprietary drug delivery platform from Halozyme.

•
Shire plc—Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is administered subcutaneously. Firazyr is approved in the US, Europe, and certain other countries for the treatment of acute HAE attacks in adult patients.  The US and EU labels allow for patients to self-administer Firazyr following training by their healthcare provider.  Firazyr became commercially available in the US during 2011.  Firazyr has orphan drug designations from the FDA and in Europe.

•
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Berinert to include self-administration once a patient is properly trained by his or her healthcare provider.  Berinert is also sold in the European Union, Japan and several rest-of-world markets. Additionally, CSL Behring has completed a clinical trial evaluating subcutaneous administration of Berinert.

•
Pharming Group NV— Pharming markets Ruconest™ which is approved in the EU for the treatment of acute HAE attacks in adult patients.  Ruconest is a recombinant C1-esterase inhibitor, which is delivered intravenously. In the US, Pharming's recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a BLA for Rhucin. In February 2011, the companies announced the receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Also in February 2011, the companies announced the initiation of a new Phase 3 trial.  This trial is ongoing.  Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that are developing plasma kallikrein inhibitors, including BioCryst.

Additionally, a significant number of companies compete with us in the antibody technology space by offering licenses and/or research services to pharmaceutical and biotechnology companies. Specifically, our phage display technology is one of several in vitro display technologies available to generate libraries of compounds that can be leveraged to discover new antibody products. Other companies that compete with us in the display technology space include BioInvent, XOMA, Adimab and several others. Additional platforms pharmaceutical and biotechnology companies use to identify antibodies that bind to a desired target are in vivo technology platforms which use direct immunization of mice or other species to generate fully human antibodies. Competitors in this space include GenMab, arGEN-X and several others. There are also a number of new technologies directed to the generation of candidates with novel scaffolds that may possess similar properties to monoclonal antibodies.

In addition to the technologies described above, many pharmaceutical companies have either acquired antibody discovery technologies or developed humanized murine antibodies derived from hybridomas.  Pharmaceutical companies also develop orally available small molecule compounds directed to the targets for which we and others are seeking to develop antibody, peptide and/or protein products.

We may also experience competition from companies that have acquired or may acquire other technologies from universities and other research institutions.

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

Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how.  Our patents and patent applications for basic phage display, commonly known as the Ladner patents, include United States Patent No. 5,403,484, which expires April 4, 2012 and issued patents in Canada,  Europe, and Japan.  These basic phage display patent rights contain claims covering inventions in the field of the surface display of proteins and certain other peptides, including surface display on bacteriophage.

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

With respect to KALBITOR (ecallantide), our patent rights include United States  Patent Nos. 5,795,865, which expires August 18, 2015; 5,994,125, which expires January 11, 2014: 6,057,287, which expires August 18, 2015: 6,333,402, which expires January 11, 2014: 7,064,107, which expires June 6, 2023: 7,153,829, which expires July 2, 2023: 7,166,576, which expires September 27, 2024: 7,235,530, which expires September 27, 2024: 7,276,480, which expires June 6, 2023; 7,628,983,  which expires February 11, 2015: 7,718,617, which expires November 18, 2023: 7,811,991, which expires February 26, 2024; 7,704,949, which expires June 6, 2023; 7,851,442 which expires September 9, 2023; 8,034,775 which expires June 6, 2023; and European Patent Nos. 0739355 which expires January 11, 2015; 1,531,791 which expires June 6, 2023; and 1941867 which expires June 6, 2023, as well as issued patents in Australia, Canada and Japan, claiming sequences of peptides that have human kallikrein inhibitory activity, including the sequence for KALBITOR, and polynucleotide sequences encoding these peptides, as well as methods of using such peptides.

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

Our first phage display patent in Europe, European Patent No. 436597, known as the 597 Patent, was ultimately revoked in 2002 in a proceeding in the European Patent Office. As a result, we are not able to prevent other parties from using certain aspects of our phage display technology in Europe.

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

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators.  Each clinical study at each participating clinical site must be reviewed and approved by an independent institutional review board, prior to the recruitment of subjects.

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

Phase 3 trials are undertaken to further evaluate clinical efficacy of a drug candidate against specific endpoints and to test further for safety within an expanded patient population at geographically dispersed clinical study sites.  Phase 1, Phase 2 or Phase 3 testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates.  Results from one trial are not necessarily predictive of results from later trials.  Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate.  Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial.  Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application.  If found complete, the FDA will "file" the BLA, thus triggering a full review of the application.  The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable.  The FDA's established goals for the review of a BLA are six months for Priority applications and 10 months for Standard applications, whereupon a review decision is to be made.  The FDA, however, may not approve a drug within these established guidelines and its review goals are subject to change from time to time.  Further, the outcome of the review, even if generally favorable, may not be an actual approval but an "action letter" that describes additional work that must be done before the application can be approved.  Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices, or cGMP, compliance is satisfactory.  The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process.  FDA approval of any application may include many delays or never be granted.  If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.  To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA.  Further post--marketing testing and surveillance to monitor the safety or efficacy of a product is required.  Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing.  In addition new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

Under the Patient Protection and Affordable Care Act an abbreviated approval process is currently available for generic or "follow-on" biologic products that are demonstrated to be biosimilar to or interchangeable with an FDA-licensed biological product. The FDA has issued guidance documents on biosimilar product development. The FDA will consider multiple factors as part of the biosimilarity assessment, including, but not limited to, the product's complexity, formulation, and stability; as well as usefulness of biochemical and functional characterizations. Although it is unclear how the abbreviated approval process will impact our business, it could have a material impact as follow-on products may be significantly less costly to bring to market and may be priced significantly lower than our products would be.

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

Orphan Drug Designation

We have received orphan drug designation from the FDA for KALBITOR.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States.  Orphan drug designation must be requested before submitting a BLA.  After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA.  Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.  If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances.

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

OUR CORPORATE INFORMATION

We are a Delaware corporation, incorporated in 1989, and merged with Protein Engineering Corporation in 1995.  Our principal executive offices are located at 55 Network Drive, Burlington, Massachusetts 01803, and our telephone number is (617) 225-2500.  Our web site address is http://www.dyax.com.

Segment Information

We provide financial information by geographical area in Note 13 to our Consolidated Financial Statements included in Item 8 of this report.  We are incorporating that information into this section by this reference.

Employees

As of February 24, 2012, we had 120 employees, including  14 Ph.D.s and/or M.D.s.  Approximately 41 of our employees are in research and development, and 79 in marketing, business development and administration.  Our workforce is non-unionized, and we believe that our relations with employees are good.

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

We have incurred net losses on an annual basis since our inception.  As of December 31, 2011 we had an accumulated deficit of approximately $476.9 million.  We expect to incur additional net losses in 2012 as our research, development, preclinical testing, clinical trial and commercial activities continue.

We have generated limited revenue from product sales to date, and it is possible that we will never have significantly more product sales revenue.  Currently, we generate a significant amount of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology.  To become profitable, we, alone or with our collaborators, must either generate higher product sales from the commercialization of KALBITOR or increase licensing receipts under our LFRP.  It is possible that we will never have sufficient product sales revenue or receive sufficient royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

•	the amount of future sales of KALBITOR and related costs to manufacture and sell the product;

•	the cost and timing of our increased research and development, manufacturing and commercialization activities;

•	the establishment of new collaboration and licensing arrangements;

•	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize ecallantide in additional indications and other product candidates;

•	the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones; and

•	revenue recognition and other generally accepted accounting policies.

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

We may need additional capital in the future and may be unable to generate the capital that we will need to sustain our operations.

We require significant capital to fund our operations to commercialize KALBITOR and to develop and commercialize other product candidates and ecallantide in other indications.  Our future capital requirements will depend on many factors, including:

•	future sales levels of KALBITOR and any other commercial products and the profitability of such sales, if any;

•	the timing and cost to develop, obtain regulatory approvals for and commercialize other product candidates and additional indications for ecallantide;

•	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

•	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing products;

•	our decision to manufacture, or have third parties manufacture, the materials used in KALBITOR and any other product candidates;

•	competing technological and market developments;

•	the progress of our development programs;

•	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

•	the amount and timing of additional capital equipment purchases; and

•	the overall condition of the financial markets.

We expect that existing cash, cash equivalents and investments together with anticipated cash flow from product sales and existing product development, collaborations and license fees will be sufficient to support our current operations through 2013.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

The prevalence of HAE patients, which has been estimated at approximately 1 in 10,000 to 1 in 50,000 people around the world, has not been definitively determined.  There can be no guarantee that any of our programs will be effective at identifying HAE patients, and the number of HAE patients in the United States may turn out to be lower than expected or they may not utilize treatment with KALBITOR for all or any of their acute HAE attacks, all or any of which would adversely affect our results of operations and business prospects.

If HAE patients are unable to obtain and maintain reimbursement for KALBITOR from government health administration authorities, private health insurers and other organizations, KALBITOR may be too costly for regular use and our ability to generate product sales would be harmed.

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount.  KALBITOR is more expensive than traditional drug treatments and most patients require some form of third party insurance coverage and/or patient assistance provided by us in order to afford its cost.  Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or country specific governmental organizations, to defray the cost of KALBITOR.  If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or determine to provide a lower level of coverage and reimbursement than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

•	Manufacturers of corticosteroids, including the manufacture of danazol, which we estimate are still used to prophylactically treat a significant number of identified HAE patients.

•
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU. The therapeutic indication in Europe is for treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma has also completed two Phase 2 trials evaluating subcutaneous administration of Cinryze.  One of these trials evaluated a formulation that uses a proprietary drug delivery platform from Halozyme.

•
Shire plc— Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is administered subcutaneously. Firazyr, which was acquired from Jerini AG, is approved in the US, Europe, and certain other countries. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients.  The US and EU labels allow for patients to self-administer Firazyr following training by their healthcare provider.  Firazyr became commercially available in the US during 2011.  Firazyr has orphan drug designations from the FDA and in Europe.

•
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adult and adolescent patients, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Berinert to include self-administration once a patient is properly trained by his or her healthcare provider.  Berinert is also sold in the European Union, Japan and several rest-of-world markets. Additionally, CSL Behring has completed a clinical trial evaluating subcutaneous administration of Berinert.

•
Pharming Group NV— Pharming markets Ruconest™ which is approved in the EU for the treatment of acute HAE attacks in adult patients.  Ruconest is a recombinant C1-esterase inhibitor, which is delivered intravenously. In the US, Pharming's recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a Biologics License Application (BLA) for Rhucin. In February 2011, the companies announced the receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Also in February 2011, the companies announced the initiation of a new Phase 3 trial.  This trial is ongoing.  Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that are developing plasma kallikrein inhibitors, including BioCryst.

Additionally, a significant number of companies compete with us in the antibody technology space by offering licenses and/or research services to pharmaceutical and biotechnology companies. Specifically, our phage display technology is one of several in vitro display technologies available to generate libraries of compounds that can be leveraged to discover new antibody products. Other companies that compete with us in the display technology space include BioInvent, XOMA, Adimab and several others. Additional platforms pharmaceutical and biotechnology companies use to identify antibodies that bind to a desired target are in vivo technology platforms which use direct immunization of mice or other species to generate fully human antibodies. Competitors in this space include GenMab, arGEN-X and several others. There are also a number of new technologies directed to the generation of candidates with novel scaffolds that may possess similar properties to monoclonal antibodies.

In addition to the technologies described above, many pharmaceutical companies have either acquired antibody discovery technologies or developed humanized murine antibodies derived from hybridomas.  Pharmaceutical companies also develop orally available small molecule compounds directed to the targets for which we and others are seeking to develop antibody, peptide and/or protein products.

We may also experience competition from companies that have acquired or may acquire other technologies from universities and other research institutions.

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

We have tested KALBITOR in only a limited number of patients.  As more patients begin to use KALBITOR, new risks and side effects may be discovered, and risks previously viewed as inconsequential could be determined to be significant.  Previously unknown risks and adverse effects of KALBITOR may also be discovered in connection with unapproved and unsolicited, or off-label, uses of KALBITOR.  We do not promote, or in any way support or encourage the promotion of KALBITOR for off-label uses in violation of relevant law, but current regulations allow physicians to use products for off-label uses.  In addition, we expect to study ecallantide in diseases other than HAE in controlled clinical settings, and expect independent investigators to do so as well.  In the event of any new risks or adverse effects discovered as new patients are treated for HAE, regulatory authorities may modify or revoke their approvals and we may be required to conduct additional clinical trials, make changes in labeling of KALBITOR, reformulate KALBITOR or make changes and obtain new approvals for our and our suppliers' manufacturing facilities.  We may also experience a significant drop in the potential sales of KALBITOR, experience harm to our reputation and the reputation of KALBITOR in the marketplace or become subject to government investigations or lawsuits, including class actions.  Any of these results could decrease or prevent any sales of KALBITOR or substantially increase the costs and expenses of commercializing and marketing KALBITOR.

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

Governments in countries outside the United States also regulate drugs distributed in such countries and facilities in such countries where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain.  The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country.  In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products.  We may not receive regulatory approval for ecallantide in countries other than the United States on a timely basis, if ever.  Even if approval is granted in any such country, the approval may require limitations on the indicated uses for which the drug may be marketed.  Failure to obtain regulatory approval for ecallantide in territories outside the United States could have a material adverse effect on our business prospects.

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

In the United States, we sell KALBITOR to ABSG which provides a distribution network for KALBITOR, including a call center to support its commercialization, and to Walgreens which provides nursing services for home administration of KALBITOR.  Neither ABSG nor Walgreens set or determine demand for KALBITOR.  We expect our distribution arrangements to continue for the foreseeable future through an extension or replacement of our current agreements.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through our distributors.  It is possible that our distributors could change their policies or fees, or both, at some time in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks for the three-year term of the contract with ABSG and we also believe we can find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

Although physicians are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses.  We market KALBITOR for acute attacks of HAE in patients 16 years and older and provide promotional materials to physicians regarding the use of KALBITOR for this indication.  Although we believe our marketing, promotional materials do not constitute off-label promotion of KALBITOR, the FDA may disagree.  If the FDA determines that our promotional materials, training or other activities constitute off-label promotion of KALBITOR, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties.  It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

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

In recent years, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities.  Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear.  Nonetheless, although we have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code) and the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers,  if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

The FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR or other future products or take other potentially limiting or costly actions if we or others identify side effects after the product is on the market.

The FDA required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consisted of a communication plan to healthcare providers which was completed in February 2012.  The FDA and other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR is on the market.  Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

Products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.  If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable.  We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals.  Factors that raise uncertainty in obtaining these regulatory approvals include the following:

•	we or our collaborator must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

•	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

•	data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

These types of product liability claims may result in:

•	decreased demand for KALBITOR or any other product candidates;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers;

•	related litigation costs; and

•	substantial monetary awards to plaintiffs.

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

We cannot be assured we will be able to maintain our current licensing and collaborative efforts, nor can we assure the success of any current or future licensing and collaborative relationships.  An inability to establish new relationships on terms favorable to us, work successfully with current licensees and collaborators, or failure of any significant portion of our LFRP related licensing and collaborative efforts would result in a material adverse impact on our business, operating results and financial condition.

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

We have loans with affiliates of Cowen Healthcare which have an aggregate principal balance of $76.7 million at December 31, 2011.  The loans bears interest at rates ranging from 13% to 21.5%  per annum payable quarterly, and unless refinanced in August 2012 under a commitment from Cowen Healthcare, will have maturities commencing in June 2013.  In connection with the initial loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loans based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium obligation which will expire in 2015.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

None of our business is conducted in currencies other than the United States dollar.  We do, however, rely on an international contract manufacturer for the production of our drug substance for ecallantide.  We recognize foreign currency gains or losses arising from our transactions in the period in which we incur those gains or losses.  As a result, currency fluctuations among the United States dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future.  Because of the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through February 20, 2012, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Through January 2012, we leased approximately 43,000 square feet of space in Cambridge, Massachusetts.  This facility served as our corporate headquarters and laboratory facility.  The lease was terminated on January 28, 2012.  We had provided the lessor with a Letter of Credit of approximately $1.3 million which is expected to be fully released in the first quarter of 2012.

As of January 2012, we are leasing approximately 45,000 square feet of space in Burlington, Massachusetts in a facility which serves as our corporate headquarters and laboratory facility.  Our lease will expire in 2022, although we have an option to extend our lease for an additional five year term.  We have provided the lessor with a Letter of Credit of approximately $1.1 million.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.	MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol DYAX.  As of February 20, 2012, there were approximately 150 common stockholders of record.

The following table sets forth, for the periods indicated, the high and low selling prices for our common stock as reported on NASDAQ Global Market:

	High	Low
Fiscal year ended December 31, 2011
First Quarter	$2.23	$1.44
Second Quarter	$2.33	$1.51
Third Quarter	$2.12	$1.10
Fourth Quarter	$1.53	$1.17

	High	Low
Fiscal year ended December 31, 2010
First Quarter	$4.14	$3.10
Second Quarter	$3.80	$2.20
Third Quarter	$2.58	$2.06
Fourth Quarter	$2.54	$2.07

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The selected consolidated financial data at December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 have been prepared from our audited financial statements included in this Form 10-K.  The selected consolidated financial data at December 31, 2009, 2008 and 2007, and for the years ended December 31, 2008 and 2007, have been prepared from our audited financial statements not included in this Annual Report on Form 10-K.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$22,884	$8,835	$—	$—	$—
Development and license fee revenues	25,853	42,564	21,643	43,429	26,096
Total revenues	48,737	51,399	21,643	43,429	26,096

Cost of product sales	1,223	505	—	—	—
Research and development expenses	34,676	31,522	46,587	68,077	57,010
Selling, general and administrative expenses	37,740	33,583	25,843	22,663	15,740
Equity loss in joint venture	—	—	—	—	3,831
Restructuring costs	—	—	2,331	4,631	—
Impairment of fixed assets	—	—	955	352	—
Total operating expenses	73,639	65,610	75,716	95,723	76,581
Loss from operations	(24,902)	(14,211)	(54,073)	(52,294)	(50,485)
Other (expense) income, net	(9,697)	(10,292)	(8,346)	(5,910)	(5,824)
Loss on extinguishment of debt	--	—	—	(8,264)	—
Net loss	$(34,599)	$(24,503)	$(62,419)	$(66,468)	$(56,309)
Basic and diluted net loss per share	$(0.35)	$(0.26)	$(0.90)	$(1.08)	$(1.06)
Shares used in computing basic and diluted net loss per share	98,731,289	93,267,850	69,151,841	61,626,095	53,072,993

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,468	$18,601	$29,386	$27,668	$29,356
Short-term investments	26,036	58,783	23,009	30,792	34,055
Working capital	53,087	67,869	34,126	40,736	53,115
Total assets	83,375	92,431	64,801	75,075	83,615
Long-term obligations, less current portion	75,372	56,474	58,749	48,499	30,016
Accumulated deficit	(476,921)	(442,322)	(417,819)	(355,400)	(288,932)
Total stockholders' equity (deficit)	(27,399)	2,633	(38,602)	(20,044)	29,496

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biopharmaceutical company with two business elements:

•	Angioedema Franchise
The principal focus of our efforts is to identify, develop and commercialize treatments for conditions identified as plasma kallikrein (bradykinin) mediated angioedema, including hereditary angioedema (HAE), ACE inhibitor-induced angioedema (ACEI-AE) and angioedema of unknown origin, or idiopathic angioedema.

We developed KALBITOR (ecallantide) on our own and since February 2010 we have been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in certain markets and are evaluating opportunities in others.

We are expanding our franchise for the treatment of angioedemas in the following ways:

•	Advancing the clinical development of ecallantide for use in the treatment of ACEI-AE.

•	Developing a laboratory test that could assist in the differentiation between histamine-mediated and plasma kallikrein (bradykinin) mediated angioedema.

•
Continuing our development of a fully human monoclonal antibody inhibitor of plasma kallikrein (pKal) which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.

•	Phage Display Licensing and Funded Research Program
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, referred to as the LFRP.  This program has provided us a portfolio of product candidates being developed by our licensees, which currently includes 18 product candidates in clinical development, including four products in Phase 3 trials.  Our LFRP generated revenue of approximately $15 million in 2011, and to the extent that our licensees commercialize some of the Phase 3 product candidates according to published timelines, revenues under the LFRP are expected to experience significant growth over the next several years.

ANGIOEDEMA FRANCHISE

We are focused on identifying and developing treatments for patients who experience plasma kallikrein (bradykinin) mediated angioedema.  Using our phage display technology, we developed ecallantide, a compound shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema.  Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways.  Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including HAE, ACEI-AE and idiopathic angioedema, all of which are plasma kallikrein (bradykinin) mediated angioedemas.

We have four key areas of activity in our angioedema franchise:

•
HAE and KALBITOR.  In February 2010, we began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are selling KALBITOR on our own in the United States.  Working with international partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  We have entered into agreements for others to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Japan, Australia, New Zealand and other countries in North Africa, the Middle East, Latin America (excluding Mexico) and the Caribbean.

•
Clinical trials for ACEI-AE.  There are two ongoing clinical studies exploring the use of ecallantide for the treatment of ACEI-AE, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors.  In August 2011, we commenced patient treatments in a dose-ranging Phase 2 clinical study.  There is also an investigator-sponsored trial being conducted at the University of Cincinnati, College of Medicine.

•
New test for plasma kallikrein (bradykinin) mediated angioedemas.  As part of extending the angioedema franchise, we are developing a laboratory test that would measure perturbations in the kallikrein-kinin pathway, thereby assisting in differentiating plasma kallikrein (bradykinin) mediated angioedemas from histamine-mediated angioedema.  We anticipate that this laboratory test will provide the ability to identify plasma kallikrein (bradykinin) mediated angioedema including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.

•
New antibody for plasma kallikrein (bradykinin) mediated angioedemas.  Leveraging our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas. After completing a series of pharmacokinetic, tolerability and preclinical studies, we believe our pKal antibody may be effective for prophylactically treating these indications.  We expect to file an IND for this antibody in mid 2013.

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

We believe that our phage display libraries, which we have developed using our core technology and know-how, represent a leading technology in antibody discovery.  We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations.  To date, we have received more than $165 million under the LFRP, primarily related to license fees and milestones, including approximately $15 million of revenue in 2011.  The LFRP has the potential for substantially greater revenues if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.

There are approximately 70 ongoing LFRP license agreements.  Currently, 18 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3 trials, four are in Phase 2 and ten are in Phase 1.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  Generally, we receive milestones and/or royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized. We expect to receive royalties from commercial sales beginning in 2014.

Under loan arrangements with affiliates of Cowen Healthcare Royalty Partners (Cowen Healthcare), we have obtained a debt financing commitment of up to $80 million, secured exclusively by the LFRP, which is described more fully in Note 8 to Notes to Consolidated Financial Statements filed under Item 8 of this Form 10-K.

To the extent that product candidates in the LFRP portfolio receive marketing approval and are commercialized according to published timelines, we expect to receive royalties from commercial sales beginning in 2014.

RESULTS OF OPERATIONS

Revenues.  Total revenues for 2011 were $48.7 million, compared with $51.4 million in 2010 and $21.6 million in 2009.

Our financial guidance for total revenue in 2012 is $50 to $54 million, including KALBITOR sales of $36 to $40 million.

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that distributors will carry limited inventory.

We record product sales net of allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  In 2011, product sales of KALBITOR increased to $22.9 million, net of product discounts and allowances of $1.1 million, compared with product sales of $8.8 million, net of product discounts and allowances of $458,000 during 2010.  The 2011 increase in product sales was primarily due to a significant increase in the volume of KALBITOR units sold in 2011 as compared to 2010.

Development and License Fees.  We also derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from year-to-year due to the timing of the licensing and clinical activities of our collaborators and licensees.  This revenue was $25.9 million in 2011, $42.6 million in 2010 and $21.6 million in 2009.

Development and license fee revenue in 2011 included $10.5 million recognized under our agreement, as amended, with Sigma-Tau, compared with $2.2 recognized in 2010 (see Note 3, Significant Transactions – Sigma-Tau).

Development and license fee revenue in 2010 included the recognition of $11.3 million from the sale of rights to royalties and other payments related to Xyntha, a product developed by one of our licensees under the LFRP, and $13.8 million of previously deferred revenue associated with the Cubist license that was fully recognized during 2010 based upon Cubist's termination of its ecallantide development program.  During 2009, we recognized $4.3 million of revenue associated with the Cubist license.

Cost of Product Sales.   We incurred $1.2 million of costs associated with product sales during 2011 and $505,000 during 2010.  This primarily includes the cost of testing, filling, packaging and distributing the KALBITOR product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred and accordingly are not included in the cost of product sales during 2010 or 2011.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2012.  When this supply has been depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development. Our research and development expenses are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
KALBITOR development costs	$21,474	$17,157	$17,429
Other research and development expenses	10,753	11,975	16,119
LFRP pass-through fees	2,449	2,390	4,440
Ecallantide drug substance manufacturing costs	--	--	8,599
Total	$34,676	$31,522	$46,587

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

KALBITOR development costs increased in 2011 primarily due to clinical trial costs associated with our development efforts using ecallantide for the treatment of ACEI-AE, including the Phase 2 clinical study that was initiated during 2011.  Costs associated with obtaining regulatory approval for the treatment of HAE in territories outside the United States were $2.0 million and $1.2 million during 2011 and 2010, respectively.  These amounts were reimbursed by Sigma Tau and such payments are recorded as development and license fee revenue in our results of operations.

The 2011 decrease in other research and development costs from 2010 was due to a shift in internal efforts from early stage development programs to KALBITOR development.  The decrease in other research and development expenses in 2010 is primarily due to $4.9 million of reduced personnel expenses resulting from our 2009 workforce reduction.

Research and development expenses may increase in future years,  due to clinical trial costs associated with our Phase 2 clinical study exploring the use of ecallantide for the treatment of ACEI-AE and costs associated with developing the plasma kallikrein antibody as a therapeutic candidate.  Until the Phase 2 clinical study is completed, we are not able to predict the future clinical costs that may be incurred for this indication.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses were $37.7 million in 2011 compared to $33.6 million in 2010 and $25.8 million in 2009.

The 2011 increase in costs is primarily due to the expansion of infrastructure to support KALBITOR commercial efforts, primarily sales and marketing programs, and additional legal expenses to protect our intellectual property.

The 2010 increase in costs is primarily due to additional infrastructure to support the commercial launch of KALBITOR, including the expansion of sales and marketing personnel.

We do not anticipate a significant change in selling, general and administrative expenses in 2012.

Restructuring and Impairment.  In 2009, we implemented a workforce reduction to focus necessary resources on the commercialization of KALBITOR.  As a result, we recorded restructuring charges of approximately $2.3 million.

Due to the decrease in necessary facility space following the workforce reduction, we amended our facility lease, resulting in a charge of approximately $955,000 for the write-down of leasehold improvements.

Interest Expense.  Interest expense in 2011 was $10.3 million compared to $11.9 million in 2010 and $10.1 million in 2009.  The higher 2010 expense was primarily due to additional interest expense under the Cowen Healthcare loan of approximately $1.4 million for payments due in connection with the sale of our rights to royalties and other payments related to the Xyntha product.

Interest and Other Income.  Interest income was $184,000, $209,000 and $248,000 in 2011, 2010 and 2009, respectively.  The 2011 decrease from 2010  was primarily due to lower cash balances during 2011.  The 2010 decrease from 2009 was due to lower rates of return on our short-term cash investments.

In 2010, income of $1.5 million was recognized from several grants received under the Qualifying Therapeutic Discovery Project program. Under this program, the Internal Revenue Service, in conjunction with the Department of Health and Human Services, approved our applications for projects that showed significant potential to produce new and cost-saving therapies, support jobs and increase U.S. competitiveness.  All proceeds from this grant were classified as Other Income in the Statement of Operations.

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

Net Loss.  For the year ended December 31, 2011, the net loss was $34.6 million or $0.35 per share, as compared to $24.5 million or $0.26 per share in 2010, and $62.4 million or $0.90 per share in 2009.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$31,468	$18,601
Short-term investments	26,036	58,783
Total cash, cash equivalents and investments	$57,504	$77,384

The following table summarizes our cash flow activity:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash used in operating activities	$(36,452)	$(34,131)	$(54,227)
Net cash (used in) provided by investing activities	30,609	(35,409)	6,989
Net cash provided by financing activities	18,710	58,755	48,942
Effect of foreign currency translation on cash balances	--	--	14
Net (decrease) increase in cash and cash equivalents	$12,867	$(10,785)	$1,718

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through December 31, 2011, we have funded our operations through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million, and from borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our financial guidance is that we expect to be at cash-flow breakeven during 2013.

Operating Activities.

In 2011, the principal use of cash in our operations was to fund our $34.6 million net loss.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $1.6 million and stock-based compensation expense of $4.0 million.  In addition to non-cash charges, we also had cash outflows due to changes in other operating assets and liabilities, including an increase in inventory of $5.2 million, an increase in accounts payable and accrued expenses of $1.6 and a decrease in deferred revenue of $5.4 million, due primarily to the recognition of previously deferred revenue related to our collaborations to commercialize ecallantide outside of the United States.

In July 2011, we entered into a lease agreement for new premises located in Burlington, Massachusetts.  The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The landlord has provided us with a tenant improvement allowance of approximately $2.6 million.  As of December 31, 2011, we have received $925,000 of reimbursements from the landlord under the tentant improvement allowance.  The remainder is expected to be received in the in the first half of 2012.  The full tenant improvement allowance will be amortized on a straight-line basis over the term of the lease as an offset to rent expense. In January 2012, we relocated our facility and terminated our prior facility lease.

In 2010, the principal use of cash in our operations was to fund our $24.5 million net loss.  Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $1.6 million and stock-based compensation expense of $4.1 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities of $16.3 million, including a decrease in accounts payable and accrued expenses of $2.5 million, an increase in accounts receivable of $2.6 million, and a decrease in deferred revenue of $8.8 million.  The change in deferred revenue is primarily due to the recognition of $13.8 million of revenue associated with the 2010 termination of the license and collaboration agreement with Cubist, offset by additional deferred revenue of $7.0 million from new collaborations to commercialize ecallantide outside the United States.

In 2009, the principal use of cash in our operations was to fund our $62.4 million net loss. Of this net loss, certain costs were non-cash charges, such as depreciation and amortization costs of $2.8 million, interest expense of $1.6 million, non-cash income of $1.5 million primarily due to the recognition of $1.0 million in income related to the Walloon grant, impairment of fixed assets totaling $1.0 million, and stock-based compensation expense of $5.3 million.  In addition to non-cash charges, we also had a net change in other operating assets and liabilities which used cash of $895,000, including decreases in deferred revenue of $1.3 million and accounts payable and accrued expenses of $280,000 and deferred rent of $565,000.  These were offset by a decrease in accounts receivable of $2.0 million.

Investing Activities.

Our investing activities for 2011 consisted of investment maturities totaling approximately $35.5 million, offset by the purchase of investments of $3.0 million.  In addition, during 2011, we expended approximately $1.7 million in leasehold improvements related to the build-out of the new Burlington facility, of which $925,000 was reimbursed by the Landlord in 2011.  The residual balance will be reimbursed by the Landlord during 2012 as referenced in the Operating Activities section above.

Net of the tenant improvement allowance, we incurred approximately $1.1 million for tenant improvements in 2011 and we expect to incur an additional $915,000 of tenant improvements during the first quarter of 2012.  In conjunction with the  Burlington lease agreement, we have provided the landlord a letter of credit of $1.1 million to secure our obligations under the lease.

In July 2011, we entered into a lease agreement for new premises located in Burlington, Massachusetts.  The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.   The landlord has provided us with a tenant improvement allowance of approximately $2.6 million.

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

Financing Activities.

Our financing activities for 2011 consisted of net proceeds of $19.9 million of new debt from an affiliate of Cowen Healthcare, as well as principal repayments of long-term debt totaling $1.7 million, consisting of capital lease payments and $1.1 million to an affiliate of Cowen Healthcare.

Our financing activities for 2010 consisted of net proceeds of $61.1 million from the sale of 20,186,132 shares of our common stock, as well as principal repayments of long-term debt totaling $2.8 million, consisting of capital lease payments and $1.9 million to Cowen Healthcare.

Our financing activities for 2009 consisted of  equity offerings providing net proceeds of $38.2 million from the sale of 14,780,570 shares of our common stock and net proceeds of $14.8 million from the Tranche B loan with an affiliate of Cowen Healthcare, which was an amendment to our existing loan agreement with Cowen Healthcare.  This Tranche B loan is secured by our LFRP on the same terms as the initial Tranche A loan, which was executed in 2008.  We also repaid long-term obligations, totaling $4.6 million, primarily principal payments to Cowen Healthcare on these loans.

We expect to continue to manage our cash requirements by completing additional partnerships, collaborations, and financial and strategic transactions.  We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support our current operations through 2013.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with the exception of operating leases.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.  The following chart represents our total contractual obligations, including principal and interest, at December 31, 2011, aggregated by type (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
	(In thousands)
Note Payable (1)	$127,741	$8,318	$8,286	$11,701	$16,736	$36,550	$46,150
Leasehold improvement arrangements	1,089	142	104	104	104	104	531
Operating lease obligations	15,550	636	1,502	1,605	1,615	1,581	8,611
Patent and product license obligations (2)	2,792	1,328	280	280	280	272	352
Obligations for research, development and manufacturing (3)	5,108	4,339	361	368	40	--	--
Total contractual obligations	$152,280	$14,763	$10,533	$14,058	$18,775	$38,507	$55,644

(1)
These amounts represent projected future principal and interest payments to Cowen Healthcare based on our current LFRP projections, which are subject to uncertainties based on the timing and amounts of cash receipts under the LFRP.  See Notes to the Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data"

(2)
These amounts exclude any royalties and milestones that may become due in connection with the development or commercialization of our product candidates.  Since the prospect of development and commercialization of any product candidate is uncertain, the timing and amount of any potential future royalties and other milestones are not currently calculable in any manner that would fairly present future obligations.

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

Product Sales and Allowances

Revenues from product sales are recognized when title and risk of loss have passed to the customer.  As such, product sales are recorded upon delivery of KALBITOR to the customer, our specialty and wholesale distributors.  We establish reserves for trade distributor and prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.  Reserves are based on estimates of the amount earned or to be claimed on the related sales.  Our estimates take into consideration market research data related to our payer mix, actual sales data and historical experience for similar products sold by others.  If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

In addition to the discounts and rebates described above and classified as a reduction of revenue, we also maintain service contracts for patient service initiatives. We have established that the services are at fair value and represent a separate and identifiable benefit related to these services and, accordingly, have classified them as selling, general and administrative expense.  If we had concluded that we did not receive a separate identifiable benefit or have sufficient evidence that the fair value did not exist for these services, we would have been required to classify these costs as a reduction of revenue.

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

Before January 1, 2011, we evaluated license arrangements with multiple elements in accordance with ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  In October 2009, the FASB, issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element arrangements to:

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

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis.  Based on this evaluation, the deliverables are separated into units of accounting.  If VSOE or VOE is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable.  The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on relative fair value.

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

Whenever the Company determined that an arrangement should be accounted for as a single unit of accounting, it determined the period over which the performance obligations would be completed. Revenue is recognized using either an efforts-based or time-based (ie. straight-line) proportional performance method. The Company recognizes revenue using an efforts-based proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. For all milestones achieved prior to 2011, substantive milestones were included in the Company's revenue model when achievement of the milestone was achieved. Milestones that were tied to regulatory approval were not considered probable of being achieved until such approval was received. All milestones achieved after January 1, 2011 which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method. Milestones tied to counter-party performance are not included in the Company's revenue model until performance conditions are met. Milestones determined to be non-substantive are allocated to each unit of accounting within an arrangement when met.  The allocation of the milestone to each unit is based on relative value and revenue related to each unit is recognized accordingly.

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

Standard terms of the patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. Perpetual patent licenses are recognized immediately if the Company has no future obligations and the payments are upfront. Milestones are recognized as revenue in the period in which the milestone is achieved and royalty revenue is recognized upon the sale of the related products as the Company has no remaining performance obligations under the agreement.

Library Licenses.  Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight-line basis over the term of the agreement. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. Milestone payments under these license arrangements are recognized when the milestone is achieved if the Company has no future obligations under the license. Product license payments are recognized as revenue when the license is issued if the Company has no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us will be January 1, 2012. This accounting standard will not impact our financial position or results of operations.  Furthermore, other comprehensive income amounts are currently being presented in our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dyax Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2012

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,468	$18,601
Short-term investments	26,036	58,783
Accounts receivable, net of allowances for doubtful accounts of $115 and $45 at December 31, 2011 and 2010, respectively	6,092	5,315
Inventory	7,022	1,696
Current portion of restricted cash	1,266	922
Other current assets	4,968	3,248
Total current assets	76,852	88,565
Fixed assets, net	4,881	2,178
Restricted cash	1,100	1,266
Other assets	542	422
Total assets	$83,375	$92,431

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$15,318	$10,672
Current portion of deferred revenue	6,637	8,738
Current portion of long-term obligations	101	586
Other current liabilities	1,709	700
Total current liabilities	23,765	20,696
Deferred revenue	9,265	12,598
Note payable	75,372	56,406
Long-term obligations	--	68
Deferred rent and other long-term liabilities	2,372	30
Total liabilities	110,774	89,798
Commitments and Contingencies (Notes 8, 11, 14)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,798,065 and 98,508,487 shares issued and outstanding at December 31, 2011 and 2010, respectively	988	985
Additional paid-in capital	448,527	443,926
Accumulated deficit	(476,921)	(442,322)
Accumulated other comprehensive income	7	44
Total stockholders' equity (deficit)	(27,399)	2,633
Total liabilities and stockholders' equity (deficit)	$83,375	$92,431

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2011	2010	2009
Revenues:	(In thousands, except share and per share data)
Product sales, net	$22,884	$8,835	$—
Development and license fee revenues	25,853	42,564	21,643
Total revenues	48,737	51,399	21,643

Costs and expenses:
Cost of product sales	1,223	505	—
Research and development expenses	34,676	31,522	46,587
Selling, general and administrative expenses	37,740	33,583	25,843
Restructuring costs	—	—	2,331
Impairment of fixed assets	—	—	955
Total costs and expenses	73,639	65,610	75,716
Loss from operations	(24,902)	(14,211)	(54,073)
Other income (expense):
Interest and other income	554	1,645	1,736
Interest expense	(10,251)	(11,937)	(10,082)

Total other expense, net	(9,697)	(10,292)	(8,346)
Net loss	(34,599)	(24,503)	(62,419)
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	—	(492)
Unrealized gain (loss) on investments	(37)	29	(137)
Comprehensive loss	(34,636)	(24,474)	(63,048)
Basic and diluted net loss per share:
Net loss	$(0.35)	$(0.26)	$(0.90)
Shares used in computing basic and diluted net loss per share	98,731,289	93,267,850	69,151,841

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Capital	Deficit	Income	Total
Balance at January 1, 2009	63,040,420	$630	$334,082	$(355,400)	$644	$(20,044)
Exercise of stock options	153,125	2	302	—	—	304
Issuance of common stock for employee stock purchase plan	99,937	1	222	—	—	223
Sale of common stock	14,780,570	148	38,054	—	—	38,202
Compensation expense associated with stock options	—	—	5,284	—	—	5,284
Issuance of warrants	—	—	477	—	—	477
Unrealized gain on investments	—	—	—	—	(137)	(137)
Foreign currency translation	—	—	—	—	(492)	(492)
Net loss	—	—	—	(62,419)	—	(62,419)
Balance at December 31, 2009	78,074,052	781	378,421	(417,819)	15	(38,602)
Exercise of stock options	148,369	1	258	—	—	259
Issuance of common stock for employee stock purchase plan	99,934	1	186	—	—	187
Sale of common stock	20,186,132	202	60,931	—	—	61,133
Compensation expense associated with stock options	—	—	4,130	—	—	4,130
Unrealized gain on investments	—	—	—	—	29	29
Net loss	—	—	—	(24,503)	—	(24,503)
Balance at December 31, 2010	98,508,487	$985	$443,926	$(442,322)	$44	$2,633
Exercise of stock options	896	--	2	—	—	2
Issuance of common stock for employee stock purchase plan	137,167	1	216	—	—	217
Sale of common stock	151,515	2	321	—	—	323
Compensation expense associated with stock options	—	—	4,062	—	—	4,062
Unrealized gain on investments	—	—	—	—	(37)	(37)
Net loss	—	—	—	(34,599)	—	(34,599)
Balance at December 31, 2011	98,798,065	$988	$448,527	$(476,921)	$7	$(27,399)

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(34,599)	$(24,503)	$(62,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premium/discount	229	76	142
Depreciation and amortization of fixed assets and intangible assets	1,417	1,484	2,649
Non-cash interest expense	1,955	945	1,634
Impairment of fixed assets	--	—	955
Gain on disposal of fixed assets	--	43	(42)
Compensation expenses associated with stock-based compensation plans	4,030	4,098	5,282
Provision for doubtful accounts	35	15	(42)
Non-cash other income	--	—	(1,491)
Changes in operating assets and liabilities
Accounts receivable	(810)	(2,608)	2,011
Prepaid research and development and other assets	(1,720)	(1,143)	(141)
Inventory	(5,201)	(992)	(70)
Other long-term assets	(122)	179	(595)
Accounts payable and accrued expenses	1,426	(2,478)	(280)
Deferred revenue	(5,434)	(8,794)	(1,255)
Long-term deferred rent	1,417	(258)	(565)
Landlord incentive	925	—	—
Other long-term liabilities	—	(195)	—
Net cash used in operating activities	(36,452)	(34,131)	(54,227)
Cash flows from investing activities:
Purchase of investments	(3,021)	(82,824)	(31,501)
Proceeds from maturity of investments	35,502	47,003	39,005
Purchase of fixed assets	(1,694)	(326)	(589)
Proceeds from sale of fixed assets	--	38	74
Restricted cash	(178)	700	—
Net cash (used in) provided by investing activities	30,609	(35,409)	6,989
Cash flows from financing activities:
Net proceeds from common stock offerings	323	61,133	38,202
Proceeds from note payable	19,850	—	14,820
Repayment of long-term obligations	(1,682)	(2,824)	(4,607)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	219	446	527
Net cash provided by financing activities	18,710	58,755	48,942
Effect of foreign currency translation on cash balances	--	--	14
Net (decrease) increase in cash and cash equivalents	12,867	(10,785)	1,718
Cash and cash equivalents at beginning of the period	18,601	29,386	27,668
Cash and cash equivalents at end of the period	$31,468	$18,601	$29,386
Supplemental disclosure of cash flow information:
Interest paid	$9,108	$12,211	$8,558
Supplemental disclosure of non cash investing and financing activities:
Warrant issued in connection with note payable	$—	$—	$477

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Nature of Business

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company with two business elements:

•	Angioedema Franchise
The principal focus of the Company's efforts is to identify, develop and commercialize treatments for conditions identified as plasma kallikrein (bradykinin) mediated angioedema, including hereditary angioedema (HAE), ACE inhibitor-induced angioedema (ACEI-AE) and angioedema of unknown origin, or idiopathic angioedema.

The Company developed KALBITOR (ecallantide) on its own  and since February 2010 the Company has been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, the Company has established partnerships to obtain regulatory approval for and commercialize KALBITOR in certain markets and are evaluating opportunities in others.

The Company is expanding its franchise for the treatment of angioedemas in the following ways:

•	Advancing the clinical development of ecallantide for use in the treatment of ACEI-AE.

•	Developing a laboratory test that could assist in the differentiation between histamine-mediated and plasma kallikrein (bradykinin) mediated angioedema.

•
Continuing the development of a fully human monoclonal antibody inhibitor of plasma kallikrein (pKal) which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.

•	Phage Display Licensing and Funded Research Program
The Company leverages its proprietary phage display technology through its Licensing and Funded Research Program, referred to as the LFRP.  This program has provided the Company a portfolio of product candidates being developed by its licensees, which currently includes 18 product candidates in clinical development, including four products in Phase 3 trials.  The LFRP generated revenue of approximately $15 million in 2011, and to the extent that the Company’s licensees commercialize some of the Phase 3 product candidates according to published timelines, milestone and royalty revenues under the LFRP are expected to experience significant growth over the next several years.

The Company expects that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support the Company's current operations beyond 2012. If, over the longer term, the Company's cash requirements exceed its current expectations or if the Company generates less revenue than it expects, the Company will need additional funds.  The Company may seek additional funding through collaborative arrangements, and public or private financings.  However, the Company may not be able to obtain financing on acceptable terms or at all, and the Company may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders.  If the Company needs additional funds and it is unable to obtain funding on a timely basis, the Company may be required to significantly curtail its research, development or commercialization programs in an effort to provide sufficient funds to continue its operations, which could adversely affect its business prospects.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's European research subsidiaries Dyax S.A. and Dyax BV.  All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At December 31, 2011 and 2010, approximately 61% and 98% , respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of December 31, 2011, two customers accounted for 43% and 34% of the accounts receivable balance.  Three customers accounted for approximately 35%, 28% and 24%, of the Company's accounts receivable balance as of December 31, 2010, all of which were collected in the first quarter of 2011.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of December 31, 2011, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $34.9 million, and an unrealized gain of $7,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.  As of December 31, 2010, the Company's investments consisted of United States Treasury notes and bills with an amortized cost of $58.7 million, an estimated fair value of $58.8 million, and had an unrealized gain of $44,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company records all proceeds received from the lessor for tenant improvements under the terms of its operating lease as deferred rent. These amounts are amortized on a straight-line basis over the term of the lease as an offset to rent expense.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed to the customer.  Product sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade distributor and prompt pay discounts, government rebates, a patient assistance program, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

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

The Company maintains service contracts with its distributors. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that patient support services are at fair value and represent a separate and identifiable benefit related to these services and, accordingly, has classified them as selling, general and administrative expense.

Prompt Payment and Other Discounts.  The Company offers a prompt payment discount to its distributors.  Since the Company expects that its distributors will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

During the years  ended December 31, 2011 and 2010, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2011	2010

Total gross product sales	$23,999	$9,293

Prompt pay and other discounts	$(831)	$(205)
Government rebates and chargebacks	(249)	(239)
Returns	(35)	(14)
Product sales allowances	$(1,115)	$(458)
Total product sales, net	$22,884	$8,835

Total product sales allowances as a percent of gross product sales	4.6%	4.9%

Development and License Fee Revenues
In January 2011, the Company adopted a new U.S. GAAP accounting standard which amends existing revenue recognition accounting guidance regarding agreements with multiple elements, such as many licensing and collaboration agreements.  The new standard provides accounting principles and application guidance on whether multiple deliverables exist, whether and how the deliverables should be separated, and the consideration allocated.  The new guidance amends the requirement to establish objective evidence of fair value of undelivered products and services and provides for separate revenue recognition based upon management’s best estimate of selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  The adoption of this standard resulted in it being applied to all new or materially amended agreements in 2011 that include multiple deliverables.  In 2011, the Company applied the amended revenue guidance to several revenue arrangements entered into during the year, including one amendment which was determined to be a material modification to an existing agreement (see Note 3, Significant Transactions – Sigma-Tau).

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Before January 1, 2011, the Company evaluated license arrangements with multiple elements in accordance with ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  In October 2009, the FASB, issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element arrangements to:

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

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis.  Based on this evaluation, the deliverables are separated into units of accounting.  If VSOE or VOE is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable.  The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on relative fair value.

VSOE is based on the price charged when an element is sold separately and represents the actual price charged for that deliverable.  When VSOE cannot be established, the Company attempts to establish the selling price of the elements of a license arrangement based on VOE.  VOE is determined based on third party evidence for similar deliverables when sold separately.  In circumstances when the Company charges a licensee for pass-through costs paid to external vendors for development services, these costs represent VOE.

When the Company is unable to establish the selling price of an element using VSOE or VOE, management determines BESP for that element.  The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a stand-alone basis.  The Company's process for establishing BESP involves management’s judgment and considers multiple factors including discounted cash flows, estimated direct expenses and other costs and available data.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Whenever the Company determined that an arrangement should be accounted for as a single unit of accounting, it determined the period over which the performance obligations would be completed. Revenue is recognized using either an efforts-based or time-based (ie. straight-line) proportional performance method. The Company recognizes revenue using an efforts-based proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. For all milestones achieved prior to 2011, substantive milestones were included in the Company's revenue model when achievement of the milestone was achieved. Milestones that were tied to regulatory approval were not considered probable of being achieved until such approval was received. All milestones achieved after January 1, 2011 which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method. Milestones tied to counter-party performance are not included in the Company's revenue model until the performance conditions are met. Milestones determined to be non-substantive are allocated to each unit of accounting within an arrangement when met.  The allocation of the milestone to each unit is based on relative value and revenue related to each unit is recognized accordingly.

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

Standard terms of the patent rights agreements generally include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement. Perpetual patent licenses are recognized immediately if the Company has no future obligations and the payments are upfront.  Milestones are recognized as revenue in the period in which the milestone is achieved and royalty revenue is recognized upon the sale of the related products as the Company has no remaining performance obligations under the agreement.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the years ended December 31, 2011 and 2010 do not reflect the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At December 31, 2011 and 2010, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the years ended December 31, 2011 and 2010 the Company recorded other expense of $3,000 and $32,000, respectively, for the translation of foreign currency.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s awards are expensed over the service period which is generally the vesting period, based on fair value on the date of grant.  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the year ended December 31, 2011 and 2010, and therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 11,554,126 shares, 9,693,266 shares and 8,798,956 shares of common stock were outstanding at December 31, 2011,  2010, and 2009,  respectively.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under ASC 220, Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a full set of general purpose financial statements. The statement requires that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements.

Accumulated other comprehensive income (loss) is calculated as follows:

	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
	(In thousands)
Balance at January 1, 2009	$152	$492	$644
Change for 2009	(137)	(492)	(629)
Balance at December 31, 2009	15	--	15
Change for 2010	29	--	29
Balance at December 31, 2010	44	--	44
Change for 2011	(37)	--	(37)
Balance at December 31, 2011	$7	$--	$7

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Business Segments

The Company discloses business segments under ASC 280, Segment Reporting.   The statement established standards for reporting information about operating segments and disclosures about products and services, geographic areas and major customers.  The Company operates as one business segment within predominantly one geographic area.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies, which are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Dyax will be January 1, 2012. This accounting standard will not impact the Company’s financial position or results of operations.  Furthermore, other comprehensive income amounts are currently being presented in the Company’s results of operations.

3. SIGNIFICANT TRANSACTIONS

Sigma-Tau

In June 2010, the Company entered into a strategic collaboration agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean, Taiwan, Singapore and South Korea (the second amendment).  In December 2011, a third amendment eliminated Sigma-Tau’s rights in Taiwan, Singapore and South Korea which had been previously granted under the second amendment.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Under the terms of the second amendment, Sigma-Tau made an additional upfront payment of $4.0 million in 2011 and was required to make an additional $3.0 million non-refundable payment to the Company by December 31, 2011.  Under the third amendment, upon elimination of Sigma-Tau’s rights to Taiwan, Singapore and South Korea, the $3.0 million payment obligation was eliminated, as were the future milestones and royalties related to these territories.

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

Under the terms of the original agreement and first amendment, the Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license and development, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.   The first unit of accounting included the product license, the committed future development services and the steering committee involvement. These deliverables were grouped into one unit of accounting due to the lack of objective and reliable evidence of fair value.  The second unit of accounting related to the manufacturing services, and was determined to meet all of the criteria to be a separate unit of accounting.  The Company had the ability to estimate the scope and timing of its involvement in the future development of the program as the Company's obligations under the development period are clearly defined.  Therefore, the Company recognized revenue related to the first unit of accounting utilizing a proportional performance model based on the actual effort performed in proportion to the total estimated level of effort.   Under this model, the Company estimated the level of effort to be expended over the term of the agreement and recognized revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.  As of the date of the second amendment, $4.8 million of revenue had been recognized for the first unit of accounting and $2.4 million of deferred revenue remained.  To date, no revenue has been recognized related to manufacturing services, as no such services have been provided.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As the second amendment represented a material modification to the existing agreement under applicable accounting rules, the Company re-evaluated the entire arrangement under ASU No. 2009-13, and determined all undelivered items under the agreement and divided them into separate units of accounting based on whether the deliverable provided stand-alone value to the licensee. These units of accounting consist of (i) the license to develop and commercialize ecallantide for the treatment of HAE and other therapeutic indications in the territories granted under the original agreement and first amendment, (ii) the license to develop and commercialize ecallantide for the treatment of HAE and other therapeutic indications in the territories granted under the second amendment, (iii) steering committee services and (iv) committed future development services.  The Company then determined the best estimate selling price (BESP) for the license and steering committee services and the fair value of committed future development services was determined using vendor objective evidence.   The Company’s process for determining BESP involves management’s judgment and includes factors such as discounted cash flows, estimated direct expenses and other costs and available data.

The upfront fee of $4.0 million, the non-refundable payment of $3.0 million due in December 2011 and $2.4 million of previously deferred revenue under the Sigma-Tau contracts were allocated to the units of accounting based upon relative fair value.

The $9.2 million  allocated to the licenses was recognized during the second quarter of 2011, as the licenses had been delivered.   In the fourth quarter of 2011, based on the terms of the third amendment, Sigma-Tau’s $3.0 million payment obligation was eliminated and the full $3.0 million in revenue was recorded as a reduction of revenue.  In addition, during the fourth quarter of 2011, the Company recognized $1 million related to a regulatory filing milestone for the Austrailia territory which was determined to be substantive based on the level of effort and involvement required by the Company for the achievement of this milestone.

Revenue related to steering committee services of $190,000 was deferred and is being recognized under the proportional performance model, as meetings are held through the estimated development period for ecallantide in the Sigma-Tau Territories.  Revenues associated with future committed development services will be recognized as incurred and billed to Sigma-Tau for reimbursement.  As future milestones are achieved and to the extent they involve substantial effort on the Company’s part, revenue will be recognized in the period in which the milestone is achieved.  The manufacturing services were determined to represent a contingent deliverable and, as such, have been excluded from the current revenue model.

The Company recognized revenue of approximately $10.5 million and $2.2 million related to the Sigma-Tau agreement, as amended, for the years ended December 31, 2011 and 2010, respectively.  Revenue for the year ended December 31, 2011 would have been $7.1 million, if revenue had been recognized under the previous revenue recognition model, prior to adoption of ASU 2009-13.

As of December 31, 2011 and 2010, the Company has deferred $158,000 and $3.1 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets at such dates.  The deferred revenue balance at December 31, 2011, relates to the joint steering committee obligation which is estimated to continue until 2014.  As of December 31, 2011 and 2010, the Company had receivable balances due from Sigma-Tau of $65,000 and $1.4 million, respectively.

In January 2012, the Company was notified that the collaboration agreement had been assigned by Defiante Farmaceutica S.A. to another subsidiary of Sigma-Tau, Sigma-Tau Rare Diseases S.A.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting includes the product license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  At this time the scope and timing of the future development of ecallantide for the treatment of HAE and other indications in the CMIC territory are the joint responsibility of the Company and CMIC and therefore, the Company cannot reasonably estimate the level of effort required to fulfill its obligations under the first unit of accounting.  As a result, the Company is recognizing revenue under the first unit of accounting on a straight-line basis over the estimated development period of ecallantide for the treatment of HAE and other indications in the CMIC territory of approximately six years.

The Company recognized revenue of approximately $595,000 and $148,000 related to this agreement for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the Company has deferred approximately $3.3 million and $3.9 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sale of Xyntha Royalty Rights

In 2010, the Company sold its rights to royalties and other payments related to the commercialization of the product Xyntha®, which was developed by one of the Company's licensees under the Company's LFRP.  Under the terms of this sale, the Company received an upfront cash payment of $9.8 million and earned  additional  milestones payments of $1.5 million in 2010 and $500,000 in 2011, based on product sales for each respective year.  A portion of the cash payments received were required to be applied to the Company's loan with Cowen Healthcare (see Note 8 – Note Payable), totaling a $2.2 million principal reduction and interest expense of $1.4 million.  A similar proportion of the $500,000 sales milestone payment due by March 31, 2012, will also be applied to the loan. The Company has determined that it has no substantive future obligations under the arrangement.  During the years ended December 31, 2010 and 2011,the Company recognized $11.3 million and $500,000 of revenue under this arrangement, respectively.

Cubist Pharmaceuticals Inc.

In 2008, the Company entered into an exclusive license and collaboration agreement with Cubist Pharmaceuticals, Inc. (Cubist), for the development and commercialization in North America and Europe of the intravenous formulation of ecallantide for the reduction of blood loss during surgery. Under this agreement, Cubist assumed responsibility for all further development and costs associated with ecallantide in the licensed indications in the Cubist territory and the Company received $17.5 million in upfront license and milestone fees.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In 2010, Cubist announced its plan to stop investing in the clinical development of ecallantide and terminated the 2008 agreement.  Based upon Cubist's decision, $13.8 million of deferred revenue was recognized as revenue during the year ended December 31, 2010, as the development period had ended.  During the year ended December 31, 2009, the Company recognized revenue of $4.3 million related to this agreement.

4.  Fair Value Measurements

The following tables present information about the Company's financial assets that have been measured at fair value as of December 31, 2011 and 2010, in thousands, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,825	$8,825	$—	$—
Marketable debt securities	26,036	—	26,036	—
Total	$34,861	$8,825	$26,036	$—

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,932	$16,932	$—	$—
Marketable debt securities	58,783	—	58,783	—
Total	$75,715	$16,932	$58,783	$—

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the Company’s marketable securities at December 31, 2011 and 2010, in thousands:

	December 31, 2011
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$23,013	$7	$—	$23,020
US Treasury Bills and Notes (due after 1 year through 2 years)	3,016	—	—	3,016
Total	$26,029	$7	$—	$26,036

	December 31, 2010
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$35,597	$45	$—	$35,642
US Treasury Bills and Notes (due after 1 year through 2 years)	23,142	—	(1)	23,141
Total	$58,739	$45	$(1)	$58,783

As of December 31, 2011 and 2010, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of December 31, 2011 and 2010, the Company’s short-term investments consisted of United States Treasury notes and bills which are valued based on Level 2 inputs.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5.  Inventory

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  As a result, the Company’s finished goods inventory does not include all costs of manufacturing drug substance currently being sold.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory.  As of December 31, 2011, drug supply on hand is anticipated to meet KALBITOR demand in excess of one year.  Inventory consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw Materials	$1,429	$766
Work in Progress	5,474	723
Finished Goods	119	207
Total	$7,022	$1,696

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2011	2010
	(In thousands)
Laboratory equipment	$9,103	$8,992
Furniture and office equipment	1,095	1,096
Software and computers	4,445	4,311
Leasehold improvements	6,845	6,844
Construction in process	3,960	--
Total	25,448	21,243
Less: accumulated depreciation and amortization	(20,567)	(19,065)
	$4,881	$2,178

As of December 31, 2011 there were no assets under capital lease.  As of December 31, 2010 there were $1.2 million of assets under capital leases, which included laboratory and office equipment, with related accumulated amortization of $767,000.

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was approximately $1.4 million, $1.5 million and $2.2 million, respectively.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2011	2010
	(In thousands)
Accounts payable	$2,927	$1,398
Accrued employee compensation and related taxes	4,529	4,847
Accrued external research and development and contract manufacturing	1,591	1,180
Accrued license fees	--	60
Accrued legal	214	500
Accrued leasehold improvements	2,472	--
Other accrued liabilities	3,585	2,687
	$15,318	$10,672

8. Long-term Obligations

Long-term obligations and note payable consists of the following:

	December 31,
	2011	2010
	(In thousands)
Note payable	$75,372	$56,406
Obligations under capital lease arrangements	--	207
Obligation under leasehold improvement arrangements	101	447
Total	$75,473	57,060
Less: current portion	(101)	(586)
Long-term obligations	$75,372	$56,474

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Minimum future payments under the Company's long-term obligations and note payable as of December 31, 2011 are as follows:

(In thousands)
2012	$8,421
2013	8,286
2014	11,701
2015	16,736
2016	36,550
Thereafter	46,150
Total future minimum payments	127,844
Less: amount representing interest	(51,093)
Present value of future minimum payments	76,751
Less: current portion	(101)
Less: unamortized portion of discount	(1,278)
Long-term obligations and note payable	$75,372

Note Payable:

Original Financing

In 2008, the Company entered into an agreement with an affiliate of Cowen Healthcare Royalty Partners, LP (Cowen Healthcare) for a $50.0 million loan secured by the Company's LFRP (Tranche A loan).  In March 2009, the Company amended and restated the loan agreement with Cowen Healthcare to include a Tranche B loan of $15.0 million.

The Tranche A and Tranche B loans (collectively, the Original Loan) mature in August 2016.  The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Original Loan may be prepaid without penalty, in whole or in part, beginning in August 2012.  In connection with the Original Loan, the Company has entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs.

Under the terms of the Original Loan agreement, the Company is required to repay the Original Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Original Loan, Cowen Healthcare will receive 90% of all included LFRP receipts.  If the Cowen Healthcare portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Original Loan.  If the Cowen Healthcare portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years from the date of funding of each tranche of the Original Loan, the Company must repay to Cowen Healthcare all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition, under the terms of the agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Original Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to Cowen Healthcare as a cash premium.  In 2010, the Company sold its rights to royalties and other payments related to the commercialization of a product developed by one of the Company’s licensees under the LFRP.  Under the terms of the sale, the Company has received $11.8 million, including  milestone fees based on product sales (see Note 3, Significant Transactions - Sale of Xyntha Royalty Rights).

In connection with the Tranche A loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.50 per share.  The warrant expires in August 2016 and became exercisable in August 2009.  The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In conjunction with the Tranche B loan, the Company issued to Cowen Healthcare a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share.  The warrant expires in August 2016 and became exercisable in March 2010.  The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Original Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Each of these amounts is being accreted over the life of the note.

2011 Additional Financing

In December 2011, the Company entered into an agreement with a second affiliate of Cowen Healthcare and received an additional loan of $20 million and a commitment to refinance the Original Loan at a reduced interest rate in August 2012.

The additional loan is unsecured and bears interest at an annual rate of 13% through August 2012, at which time the agreement provides that the additional loan will be combined with a second loan, subject to customary closing conditions.  The second loan will be used to refinance 102% of the outstanding principal of the Original Loan.  Together, the collective loan will be secured exclusively by the Company’s LFRP and will bear interest at a rate of 12%.  It will mature in August 2018, and can be repaid without penalty beginning in August 2015.  Should the second loan not be funded in August 2012, the additional $20 million loan will continue to bear interest at a rate of 13% and will mature on June 30, 2013.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The note payable balance related to the additional financing was reduced by $150,000 for payment of Cowen Healthcare’s legal fees in conjunction with the loan.  This amount is being accreted over the life of the note, through June 2013.

The Loan principal balance due to Cowen Healthcare at December 31, 2011 and 2010 was $76.7 million and $57.8 million, respectively.

Activity under the Original Loan and the 2011 Additional Financing, as adjusted for discounts associated with the debt issuance including warrants and fees, is presented for financial reporting purposes as follows (in thousands):

	2011	2010
Balance, January 1	$56,406	$58,096
Accretion of discount	246	246
Loan activity:
Net proceeds from additional loan	19,850	-
Interest expense	9,932	11,420
Payments applied to principal	(1,129)	(1,935)
Payments applied to interest	(8,224)	(10,721)
Accrued interest payable	(1,709)	(700)
Balance, December 31	$75,372	$56,406

The estimated fair value of the note payable was $82.9 million at December 31, 2011 which was calculated based on level 3 inputs due to the limited availability of comparable data points.

In August 2011, Cowen Healthcare assigned their rights and interests under the Original Loan to an affiliate, Vanderbilt Royalty Sub L.P.  Cowen Healthcare continues to act as the agent under the loan agreement and will continue to manage all obligations with respect to the Loan.

Obligations under capital lease arrangements:

The Company has signed capital lease and debt agreements for the purchase of qualified fixed assets and leasehold improvements.  Interest pursuant to these agreements ranges between 0% and 11.18%.  Principal and interest were payable ratably over 24 months to 60 months.  Capital lease obligations are collateralized by the assets under lease.  During the years ended December 31, 2011, 2010 and 2009, no equipment was sold and leased back from lenders.

As of December 31, 2011 there was no amount outstanding related to capital leases.  As of December 31 2010, there was $207,000 (included in obligations under capital lease arrangements) outstanding related to capital leases, which is included in long-term obligations, including current portion of long-term obligations, on the Company's consolidated balance sheets.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Obligation under leasehold improvement arrangements:

In 2001, the Company entered into an agreement to lease laboratory and office space in Cambridge, Massachusetts.  Under the terms of the agreement, the landlord loaned the Company approximately $2.4 million to be used towards the cost of leasehold improvements.  The loan bears interest at a rate of 12.00% and is payable in 98 equal monthly installments through February 2012.  As of December 31, 2011, and 2010, there was $101,000 and $447,000 outstanding under the loan, which is included in long-term obligations, including current portion of long-term obligations, on the Company's consolidated balance sheets.

Operating Leases

In July 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts and in January 2012, the Company relocated its operations to the new facility.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serves as the Company’s principal offices and corporate headquarters.   The term of the new lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  During 2011, the Company provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under terms of the new lease agreement, the landlord has provided the Company with a tenant improvement allowance of up to $2.6 million to be used towards the cost of leasehold improvements. During 2011, the Company capitalized approximately $3.7 million in leasehold improvements associated with the Burlington facility.  As of December 31, 2011, $2.5 million of these costs were accrued as current liabilities of which $1.5 million will be covered by the tenant improvement allowance and approximately $1.1 million will be funded by the Company.  As of December 31, 2011, the Company had been reimbursed approximately $925,000 associated with the tenant improvement allowance and had billed receivables of $231,000 and unbilled receivables of $1.5 million.  Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and will be amortized as a reduction to rent expense over the lease term.

In January, 2012, the Company’s lease agreement associated with its former facility terminated and the $1.3 million Letter of Credit which secured the Company's obligations under the lease, is expected to be fully released in the first quarter of 2012.

Gross minimum future lease payments under the Company's non-cancelable operating leases as of December 31, 2011 are as follows:

(In thousands)
2012	$636
2013	1,502
2014	1,605
2015	1,615
2016	1,581
Thereafter	8,611
Total	$15,550

Rent expense for the years ended December 31, 2011, 2010, and 2009 was approximately $3.4 million, $3.6 million and $5.1 million, respectively.  Rent expense for the years ended December 31, 2011, 2010 and 2009 is reflected as net of sublease payments of $194,000, $1.5 million and $1.5 million, respectively.

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

10. Stockholders' Deficit

Preferred Stock: As of December 31, 2011 and 2010, there were a total of 1,000,000 shares of $0.01 par value preferred stock authorized with 950,000 shares undesignated and 50,000 shares designated as Series A Junior Participating Preferred Stock.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the years  ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
Compensation expense related to:	2011	2010	2009
Equity incentive plan	$3,984	$4,073	$5,136
Employee stock purchase plan	46	57	146
	$4,030	$4,130	$5,282
Stock-based compensation expense charged to:
Research and development expenses	$1,193	$1,466	$1,768

General and administrative expenses	$2,837	$2,664	$3,277

Restructuring charges	$--	$--	$237

Stock-based compensation of $31,000 was capitalized into inventory for the each of the years ended December 31, 2011 and 2010, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.  During 2009, amendments to the exercise and vesting schedules to certain options resulted in additional stock-based compensation expense of $1.3 million, inclusive of $237,000 of stock-based compensation expense recorded in relation to restructuring activities.

Valuation Assumptions for Stock Options

For the years ended December 31, 2011, 2010 and 2009 2,624,160, 2,042,180 and 2,305,655 stock options were granted, respectively.  The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected Option Term (in years)	5.5 – 6	5.5	5.5 – 6
Risk-free interest rate	1.28% - 2.39%	1.76% - 2.68%	2.20% - 2.99%
Expected dividend yield	0	0	0
Volatility factor	74% - 75%	74% - 76%	77% - 79%

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions for Employee Stock Purchase Plans

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.07% - 0.11%	0.15% - 0.22%	0.03% - 0.33%
Expected dividend yield	0	0	0
Volatility factor	37% - 72%	40% - 50%	74% - 150%

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

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At December 31, 2011, a total of 3,518,383 shares were available for future grants under the Equity Plan.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2011:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	9,193,266	$4.10	6.79	$133
Granted at fair market value	2,699,160	$1.89
Exercised	(896)	$1.87
Forfeited	(253,548)	$2.61
Expired	(583,856)	$7.89
Outstanding as of December 31, 2011	11,054,126	$3.41	6.69	$22

Exercisable as of December 31, 2011	7,488,094	$3.88	5.79	$2

Vested and unvested expected to vest as of December 31, 2011	10,779,008	$3.44	6.62	$20

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value of the options outstanding, options exercisable and options vested and unvested which are expected to vest, based on the Company's common stock closing price of $1.36 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date.  The total number of in-the-money options exercisable as of December 31, 2011 was 15,281.

The weighted average grant date fair values of options, as determined under ASC 718, granted during the years ended December 31, 2011, 2010 and 2009 were $1.17, $2.07 and $1.81 per share, respectively.  The total intrinsic value of options exercised during years ended December 31, 2011, 2010 and 2009 was approximately $0, $120,000, and $196,000, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2011, 2010 and 2009 was approximately $2,000, $260,000, and $304,000, respectively.

As of December 31, 2011 future compensation cost related to non-vested stock options is approximately $5.9 million and will be recognized over an estimated weighted average period of approximately 2.42 years.

The following table summarizes unvested stock option activity for the year ended December 31, 2011:

Non-vested Number of Options
Unvested balance at December 31, 2010	3,104,221
Granted at fair market value	2,699,160
Vested	(1,983,801)
Forfeited	(253,548)
Unvested balance at December 31, 2011	3,566,032

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 were $3.7 million, $4.1 million and $3.9 million, respectively.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan for the years ended December 31, 2011 and 2010  was approximately $46,000 and $57,000, respectively. There were 137,167 and 99,934 shares purchased under the Plan during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, a total of 456,913 shares were reserved and available for issuance under this Plan.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees.  Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan.  Employees are 100% vested in company matching contributions which have been 50% of employee contributions up to 6% of eligible pay.  For the years ended December 31, 2011, 2010 and 2009, the Company's matching contributions amounted to $431,000, $410,000 and $401,000, respectively.

12. Income Taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates.  A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes for continuing operations was calculated at rates different from the United States federal statutory income tax rate for the following reasons:

	2011	2010	2009
Statutory federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	(1.96%)	1.74%	(2.63)%
Federal research and development tax credits	5.86%	4.64%	6.94%
Other	(1.20%)	(2.86)%	(1.28%)
Federal true up and expiring NOLs and research credits	(3.68%)	(8.01)%	24.10%
Valuation allowance	(33.02%)	(29.51)%	(61.13)%
Effective income tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets and liabilities at December 31, 2011, 2010 and 2009, respectively are as follows:

	2011	2010	2009
	(In thousands)
Net Deferred Tax Asset:
Allowance for doubtful accounts	$44	$18	$10
Depreciation and amortization	2,023	1,848	1,634
Accrued expenses	173	151	49
Other	861	(205)	100
Stock based compensation	3,615	2,561	2,294
Deferred revenue	5,898	8,249	11,438
Research credit carryforwards	61,999	58,772	58,335
Net operating loss carryforwards	124,558	116,351	106,653
Total gross deferred tax asset	199,171	187,745	180,513
Valuation allowance	(199,171)	(187,745)	(180,513)
Net deferred tax asset	$—	$—	$—

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011 and 2010, the Company had federal tax net operating loss carryforwards (NOLs) of $339.9 million and $313.3 million, respectively, available to reduce future taxable income, which expire at various times beginning in 2012 through 2031.  The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $57.2 million and $54.5 million as of December 31 2011 and 2010, respectively, available to reduce future tax liabilities which will expire at various dates beginning in 2012 through 2031.  The Company had state tax net operating loss carryforwards of approximately $170.7 million and $186.0 million as of December 31, 2011 and 2010, respectively, available to reduce future state taxable income, which will expire at various dates beginning in 2012 through 2026.  The Company also had state research and development and investment tax credit carryforwards of approximately $7.2 million and $6.5 million as of December 31, 2011 and 2010, respectively, available to reduce future tax liabilities which expire at various dates beginning in 2012 through 2026.

The Company has recorded a deferred tax asset of approximately $1.8 million and $1.8 million, respectively, at December 31, 2011 and 2010, reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from this $1.8 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not more likely than not that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $199.2 million and $187.7 million has been established at December 31, 2011 and 2010, respectively.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.  As of  December 31, 2011 , the Company had no unrecognized tax benefits or liabilities and had no accrued interest or penalties related to uncertain tax positions.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions.  Ownership changes may limit the amount of NOL and tax credits carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in one or more changes of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.  The Company has not currently completed a study to assess whether any change of control has occurred, or whether there have been multiple changes of control since the Company's formation, due to the significant complexity and cost associated with the study and that there could be additional changes in control in the future.  If the Company has experienced a change of control at any time since its formation, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The tax years 1997 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.  The Company is currently not under examination in any jurisdictions for any tax years.

13. Business Segments

The Company discloses business segments under ASC 280, Segment Reporting.   The statement established standards for reporting information about operating segments in annual financial statements of public enterprises and in interim financial reports issued to shareholders.  It also established standards for related disclosures about products and services, geographic areas and major customers.  The Company operates as one business segment in one geographic area.

14. Subsequent Event

In February 2012, Dyax implemented a number of strategic and operational initiatives designed to provide a framework for the future growth of their business and realign their overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	The Company terminated certain early stage, preclinical research and development programs which they plan to out-license.

•	The Company completed an 18% reduction in workforce spanning its research, development and administrative functions.

As a result of these initiatives, Dyax expects to realize annual operating expense savings, which will be offset by costs associated with initiatives to grow their angioedema and LFRP franchises.  Costs associated with the workforce reduction are primarily related to employee severance and benefits of approximately $1.1 million which are expected to be incurred and paid during the quarter ended March 31, 2012.   In addition, the Company is expected to incur charges related to the modification of certain stock options.  This restructuring has no impact on the Company’s financial position or results of operations as of December 31, 2011.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15.   Litigation

As of December 31, 2011, the Company was not engaged in any active legal proceedings.  The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable.  The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable and no estimate within the range is better than any other.  As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates.  Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position.  The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate.  The Company makes every effort to use the best information available in determining the level of liability reserves.

16. Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

Year ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$8,214	$21,875	$10,132	$8,516
(Loss) Income from operations	$(8,769)	$2,428	$(7,577)	$(10,984)
Net loss	$(11,265)	$(76)	$(9,723)	$(13,535)
Shares used in computing basic and diluted net loss per share	98,689,795	98,721,889	98,748,086	98,764,384
Basic and diluted net loss per share:	$(0.11)	$(0.00)	$(0.10)	$(0.14)

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share)
Revenue	$20,048	$15,142	$6,951	$9,258
Income (loss) from operations	$3,664	$(1,356)	$(8,776)	$(7,743)
Net (loss) income	$954	$(5,261)	$(11,254)	$(8,942)
Shares used in computing basic net (loss) income per share	78,315,589	97,568,409	98,401,835	98,507,264
Shares used in computing diluted net (loss) income per share	79,690,854	97,568,409	98,401,835	98,507,264
Basic and diluted net (loss) income per share:	$0.01	$(0.05)	$(0.11)	$(0.09)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011.  These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on the criteria set forth by COSO in Internal Control — Integrated Framework.

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

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company's Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders (the 2012 Proxy Statement).

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

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2012 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2012 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	11,054,126	$3.41	3,975,296
Equity compensation plans not approved by security holders:	—	—	—
Totals:	11,054,126 (2)	$3.41	3,975,296 (3)

(1)	Consists of the Amended and Restated 1995 Equity Incentive Plan, as amended, and the 1998 Employee Stock Purchase Plan, as amended.

(2)
Does not include purchase  rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is May 31, 2012.

(3)
Includes 456,913 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 50,000 of purchase rights are issuable in connection with the current offering period which ends on May 31, 2012.  The remaining shares consist of 3,518,383 under the 1995 Amended and Restated Equity Incentive Plan.  The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" and "Corporate Governance – Board and Committee Matters" in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Corporate Governance—Board and Committee Matters" and "Audit Committee Report – Audit Fees" in the 2012 Proxy Statement.

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
3.1(a)
Amended and Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.1(b)
Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed May 13, 2011 and incorporated herein by reference.

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

10.1(e)	Form of the Company's Restricted Stock Unit Certificate under the Company's Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed herewith.
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

10.4
Amended and Restated Registration Rights Agreement, dated as of February 12, 2001, between holders of the Company’s capital stock named therein and the Company.  Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2000 and incorporated herein by reference.

10.5 †
Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006.  Filed as Exhibit 10.20(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2007 and incorporated herein by reference.

10.6 †
Amended and Restated License Agreement between the Company and Cambridge Antibody Technology Limited dated as of July 30, 2007.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2007 and incorporated herein by reference.

10.7 †
License Agreement between Fovea Pharmaceuticals SA and the Company dated as of February 10, 2009.  Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.8(a) †
Distribution Agreement by and between US Bioservices Corporation dated as of November 19, 2009.  Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.8(b) †	First Amendment dated as of February 15, 2011 to Distribution Agreement by and between the Company and US Bioservices Corporation. Filed herewith.
10.8(c) †	Second Amendment dated as of May 31, 2011 to Distribution Agreement by and between the Company and US Bioservices Corporation. Filed herewith.
10.8(d) †
Third Amendment dated as of July 8, 2011 to Distribution Agreement by and between the Company and US Bioservices Corporation.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.9(a) †
Distribution Agreement by and between ASD Specialty Healthcare Inc. dated as of November 19, 2009.  Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.9(b) †
First Amendment dated as of August 25, 2011 to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.10 †
Distribution Agreement by and between Integrated Commercialization Solutions, Inc. dated as of November 19, 2009.  Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.11 †
Amended and Restated Loan Agreement by and between Cowen Healthcare Royalty Partners, L.P. and the Company dated as of March 18, 2009.  Filed as Exhibit 10.1 to the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A (File No. 000-24537) for the quarter ended June 30, 2009 and incorporated herein by reference.

10.12 †
Royalty Interest Purchase Agreement by and between the Company and KGH Domestic III, LP dated as of April 16, 2010.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended June 30, 2010, as amended, and incorporated herein by reference.

10.13 †
Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of June 18, 2010.  Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended June 30, 2010, as amended, and incorporated herein by reference.

10.14(a) †
Amendment No. 1 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of December 21, 2010.  Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2010 and incorporated herein by reference.

10.14(b) †
Amendment No. 2 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of May 27, 2011.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2011 and incorporated herein by reference.

10.14(c)
Third Amendment, dated December 26, 2011, to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of June 18, 2010. Filed herewith.

10.15 †
Product Development and License Agreement by and between the Company and CMIC Co. Ltd. dated as of September 28, 2010.  Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-024537) for the quarter ended September 30, 2010 and incorporated herein by reference.

10.16*
Executive Retention Agreement by and between the Company and Gustav Christensen dated as of December 22, 2010. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 23, 2010 and incorporated herein by reference.

10.17*
Form of Executive Retention Agreement for executive officers other than the CEO.  Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 23, 2010 and incorporated herein by reference.

10.18(a)
Lease, dated as of July 14, 2011, by and between the Company and Netview 5 and 6 LLC.  Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.18(b)	First Amendment to Lease, dated as of November 4, 2011, by and between the Company and Netview 5 and 6 LLC. Filed herewith.
10.19 †	Loan Agreement by and between the Company and LFRP Investors, L.P. dated as of December 29, 2011. Filed herewith.

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
101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations and Comprehensive Loss for the for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009 (iv) Consolidated Statements of Cash Flows for the for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a contract with management.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this second day of March, 2012.

DYAX CORP.

By:	/s/ Gustav A. Christensen
Gustav A. Christensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gustav A. Christensen	President and Chief Executive Officer, and
Gustav A. Christensen	(Principal Executive Officer) and Director	March 2, 2012

/s/ George Migausky	Executive Vice President and Chief Financial
George Migausky	Officer (Principal Financial Officer and	March 2, 2012
Principal Accounting Officer)

/s/ Henry E. Blair
Henry E. Blair	Chairman of the Board of Directors	March 2, 2012

/s/ Susan B. Bayh
Susan B. Bayh	Director	March 2, 2012

/s/ Ron Cohen
Ron Cohen	Director	March 2, 2012

/s/ James W. Fordyce
James W. Fordyce	Director	March 2, 2012

/s/ Mary Ann Gray
Mary Ann Gray	Director	March 2, 2012

/s/ Thomas L. Kempner
Thomas L. Kempner	Director	March 2, 2012

/s/ Henry R. Lewis
Henry R. Lewis	Director	March 2, 2012

/s/ David J. McLachlan
David J. McLachlan	Director	March 2, 2012

/s/ Paolo Pucci
Paolo Pucci	Director	March 2, 2012