Form 10-Q
period 2012-03-31
DYAX CORP
filed 2012-05-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File No. 000-24537

DYAX CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3053198
(State of Incorporation)	(I.R.S. Employer Identification Number)

55 Network Drive, Burlington, MA 01803
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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 23, 2012: 98,800,253

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,866	$31,468
Short-term investments	9,068	26,036
Accounts receivable, net of allowances for doubtful accounts of $45 and $115 at March 31, 2012 and December 31, 2011, respectively	5,887	6,092
Inventory	7,012	7,022
Current portion of restricted cash	—	1,266
Other current assets	3,760	4,968
Total current assets	60,593	76,852
Fixed assets, net	5,893	4,881
Restricted cash	1,100	1,100
Other assets	436	542
Total assets	$68,022	$83,375
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,454	$15,318
Current portion of deferred revenue	6,663	6,637
Current portion of long-term obligations	68	101
Other current liabilities	1,610	1,709
Total current liabilities	19,795	23,765
Deferred revenue	8,080	9,265
Note payable	75,323	75,372
Deferred rent and other long-term liabilities	2,654	2,372
Total liabilities	105,852	110,774
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,800,253 and 98,798,065 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	988	988
Additional paid-in capital	449,385	448,527
Accumulated deficit	(488,203)	(476,921)
Accumulated other comprehensive income	—	7
Total stockholders' deficit	(37,830)	(27,399)
Total liabilities and stockholders' deficit	$68,022	$83,375

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$8,010	$4,107
Development and license fee revenues	3,479	4,107
Total revenues, net	11,489	8,214

Costs and expenses:
Cost of product sales	538	239
Research and development expenses	7,853	7,495
Selling, general and administrative expenses	10,405	9,249
Restructuring costs	1,440	—
Total costs and expenses	20,236	16,983
Loss from operations	(8,747)	(8,769)

Other income (expense):
Interest and other income	25	94
Interest and other expenses	(2,560)	(2,590)
Total other expense, net	(2,535)	(2,496)
Net loss	(11,282)	(11,265)

Other comprehensive income:
Foreign currency translation adjustments	—	—
Unrealized gain (loss) on investments	(7)	8
Comprehensive loss	$(11,289)	$(11,257)

Basic and diluted net loss per share	$(0.11)	$(0.11)
Shares used in computing basic and diluted net loss per share	98,798,426	98,689,795

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,282)	$(11,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	19	68
Depreciation and amortization of fixed assets and intangible assets	313	338
Non-cash interest expense	1,656	1,690
Compensation expenses associated with stock-based compensation plans	851	1,003
Provision for doubtful accounts	(35)	—
Changes in operating assets and liabilities:
Accounts receivable	240	309
Other current assets	1,208	(16)
Inventory	32	(202)
Other long-term assets	106	60
Accounts payable and accrued expenses	(3,612)	(3,356)
Deferred revenue	(1,159)	(469)
Long-term deferred rent	282	(30)
Net cash used in operating activities	(11,381)	(11,870)
Cash flows from investing activities:
Purchase of investments	(6,057)	—
Proceeds from maturity of investments	23,000	5,000
Purchase of fixed assets	(3,304)	(109)
Restricted cash	1,266	717
Net cash provided by investing activities	14,905	5,608
Cash flows from financing activities:
Net proceeds from sale of common stock	—	323
Repayment of long-term obligations	(129)	(482)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	3	92
Net cash used in financing activities	(126)	(67)
Net increase (decrease) in cash and cash equivalents	3,398	(6,329)
Cash and cash equivalents at beginning of the period	31,468	18,601
Cash and cash equivalents at end of the period	$34,866	$12,272
Supplemental disclosure of cash flow information:
Interest paid	$2,603	$1,745

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company with two business elements:

●	Angioedema Franchise
The principal focus of the Company's efforts is to identify, develop and commercialize treatments for conditions identified as plasma kallikrein (bradykinin) mediated angioedema, including hereditary angioedema (HAE), ACE inhibitor-induced angioedema (ACEI-AE) and angioedema of unknown origin, or idiopathic angioedema.

The Company developed KALBITOR (ecallantide) on its own and since February 2010 the Company has been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, the Company has established partnerships to obtain regulatory approval for and commercialize KALBITOR in certain markets and is evaluating opportunities in others.

The Company is expanding its franchise for the treatment of angioedemas in the following ways:

●	Advancing the clinical development of ecallantide for use in the treatment of ACEI-AE.

●	Identifying diagnostic strategies to assist in the differentiation between histamine-mediated and plasma kallikrein (bradykinin) mediated angioedema, including development of a laboratory test.

●
Continuing the development of DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.

●	Phage Display Licensing and Funded Research Program
The Company leverages its proprietary phage display technology through its Licensing and Funded Research Program, referred to as the LFRP.  This program has provided the Company a portfolio of product candidates being developed by its licensees, which currently includes 18 product candidates in various stages of clinical development, including four in Phase 3 trials.  The LFRP generated revenue of approximately $15 million in 2011, and to the extent that the Company’s licensees commercialize some of the Phase 3 product candidates, milestone and royalty revenues under the LFRP are expected to experience significant growth over the next several years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with instructions to the Quarterly Report on Form 10-Q.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The accompanying December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At March 31, 2012 and December 31, 2011, approximately 91% and 61% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of March 31, 2012, two customers accounted for 48% and 33% of the accounts receivable balance.  Two customers accounted for approximately 43% and 34% of the Company's accounts receivable balance as of December 31, 2011, all of which were collected in the first quarter of 2012.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of March 31, 2012, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $39.9 million, and no unrealized gain or loss.  As of December 31, 2011, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $34.9 million, and had an unrealized gain of $7,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed to the customer.  Product sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, a patient assistance programs, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade distributor and prompt pay discounts, government rebates, a patient assistance programs, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

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

During the three months ended March 31, 2012 and 2011, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011

Total gross product sales	$8,609	$4,293

Prompt pay and other discounts	$(288)	$(106)
Government rebates and chargebacks	(235)	(86)
Returns	(76)	6
Product sales allowances	$(599)	$(186)
Total product sales, net	$8,010	$4,107

Total product sales allowances as a percent of gross product sales	7.0%	4.3%

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

When the Company is unable to establish the selling price of an element using VSOE or VOE, management determines BESP for that element.  The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a stand-alone basis.  The Company’s process for establishing BESP involves management’s judgment and considers multiple factors including discounted cash flows, estimated direct expenses and other costs and available data.

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

Whenever the Company determined that an arrangement should be accounted for as a single unit of accounting, it determined the period over which the performance obligations would be completed. Revenue is recognized using either an efforts-based or time-based (i.e. straight-line) proportional performance method. The Company recognizes revenue using an efforts-based proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. For all milestones achieved prior to 2011, substantive milestones were included in the Company's revenue model when achievement of the milestone was achieved. Milestones that were tied to regulatory approval were not considered probable of being achieved until such approval was received. All milestones achieved after January 1, 2011 which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method.  Milestones tied to counter-party performance are not included in the Company’s revenue model until performance conditions are met.  Milestones determined to be non-substantive are allocated to each unit of accounting within an arrangement when met.  The allocation of the milestone to each unit is based on relative value and revenue related to each unit is recognized accordingly.

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

Patent Licenses.  The Company previously licensed its phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.  The last of these patents will expire in November 2012.  Even after patent expiration, the Company generally remains eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration.

Standard terms of the patent rights agreements include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement or through the date of patent expiry, if shorter, except that in the case of perpetual patent licenses for which fees were recognized immediately if it was determined that the Company had no future obligations under the agreement and the payments were made upfront.  Milestones are recognized as revenue in the period in which the milestone is achieved, and royalty revenue is recognized upon the sale of the related products, since the Company has no remaining performance obligations under the agreement.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three months ended March 31, 2012 and 2011 do not include the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At March 31, 2012 and December 31, 2011, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three months ending March 31, 2012 and 2011 the Company recorded other income of $14,000 and other expense of $35,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended March 31, 2012 and 2011 and, therefore, are excluded from the calculation of diluted net loss per share.

Stock options, and warrants to purchase a total of 13,860,336 and 11,559,028 shares of common stock were outstanding at March 31, 2012 and 2011, respectively.

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

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively.  The Company does not expect the adoption of this accounting pronouncement to have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS

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

The Company is eligible to receive over $115 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.  Sigma-Tau will pay costs associated with regulatory approval and commercialization in the licensed territories.  In addition, the Company and Sigma-Tau will share equally the costs for all development activities for optional future indications developed in partnership with Sigma-Tau in the territories covered under the initial Sigma-Tau agreement. The partnership agreement may be terminated by Sigma-Tau, at will, upon 6 months’ prior written notice.  Either party may terminate the partnership agreement in the event of an uncured material breach or declaration or filing of bankruptcy by the other party.

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

The Company recognized revenue of approximately $67,000 and $1.2 million related to the Sigma-Tau agreement, as amended, for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company has deferred $142,000 and $158,000, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets at such dates.  The deferred revenue balance at March 31, 2012, relates to the joint steering committee obligation which is estimated to continue until 2014.

In January 2012, the Company was notified that the collaboration agreement had been assigned by Defiante Farmaceutica S.A. to another subsidiary of Sigma-Tau, Sigma-Tau Rare Diseases S.A.

CMIC

In 2010, the Company entered into an agreement with CMIC Co., Ltd, (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan.

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

The Company recognized revenue of approximately $189,000 and $148,000 related to this agreement for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and December 31, 2011, the Company has deferred approximately $3.1 million and $3.3 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$30,859	$30,859	$—	$—
Marketable debt securities	9,068	—	9,068	—
Total	$39,927	$30,859	$9,068	$—

Description (in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,825	$8,825	$—	$—
Marketable debt securities	26,036	—	26,036	—
Total	$34,861	$8,825	$26,036	$—

The following tables summarize the Company’s marketable securities at March 31, 2012 and December 31, 2011, in thousands:

	March 31, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$3,012	$—	$(1)	$3,011
US Treasury Bills and Notes (due after 1 year through 2 years)	6,056	1	—	6,057
Total	$9,068	$1	$(1)	$9,068

	December 31, 2011
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$23,013	$7	$—	$23,020
US Treasury Bills and Notes (due after 1 year through 2 years)	3,016	—	—	3,016
Total	$26,029	$7	$—	$26,036

As of March 31, 2012 and December 31, 2011, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of March 31, 2012 and December 31, 2011, the Company’s short-term investments consisted of U.S. Treasury notes and bills which are valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  As a result, the Company’s finished goods inventory does not include all costs of manufacturing drug substance currently being sold.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory.  As of March 31, 2012, drug supply on hand is anticipated to meet KALBITOR demand in excess of one year.

Inventory consists of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw Materials	$1,384	$1,429
Work in Progress	5,292	5,474
Finished Goods	336	119
Total	$7,012	$7,022

6. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Laboratory equipment	$9,147	$9,103
Furniture and office equipment	1,588	1,095
Software and computers	4,692	4,445
Leasehold improvements	11,362	6,845
Construction in process	—	3,960
Total	26,789	25,448
Less: accumulated depreciation and amortization	(20,896)	(20,567)
	$5,893	$4,881

Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $313,000 and $337,000, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable	$1,647	$2,927
Accrued employee compensation and related taxes.	1,995	4,529
Accrued expenses	2,323	1,591
Accrued license fees	326	—
Accrued legal	560	214
Accrued leasehold improvements	527	2,472
Accrued restructuring	521	—
Other accrued liabilities	3,555	3,585
Total	$11,454	$15,318

8. NOTE PAYABLE

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

In connection with the Original Loan, the Company entered into a security agreement granting Cowen Healthcare a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs.

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

The cash proceeds from the Original Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of Cowen Healthcare’s legal fees in conjunction with the Loan.  Prior to the December 2011 additional financing , each of these amounts was being accreted over the life of the note through August 2016.  Subsequent to the additional financing, the unamortized portion of these amounts is being accreted over the life of the modified note through August 2018.

2011 Additional Financing and Original Loan Modification

In December 2011, the Company entered into an agreement with a second affiliate of Cowen Healthcare and received an additional loan of $20 million and a commitment to refinance the Original Loan at a reduced interest rate in August 2012

The additional loan is unsecured and accrues interest at an annual rate of 13% through August 2012, at which time the agreement provides that the additional loan and its accrued interest will be combined with a second loan, subject to customary closing conditions.  The second loan will be used to refinance 102% of the outstanding principal of the Original Loan.  Together, the collective loan will be secured exclusively by the Company’s LFRP and will bear interest at a rate of 12%.  It will mature in August 2018, and can be repaid without penalty beginning in August 2015.  Should the second loan not be funded in August 2012, the additional $20 million loan will continue to bear interest at a rate of 13% and will mature on June 30, 2013.

Upon execution of the additional financing, the terms of the Original Loan were determined to be modified under ASC 470.  Accordingly, during the quarter ended March 31, 2012, interest expense on the modified loan is being recorded in the Company’s financial statements at an effective interest rate of 13%.

The note payable balance related to the additional financing was reduced by $193,000 to reflect payment of  legal fees in conjunction with the loan; these fees are being accreted over the life of the modified note, through August 2018.

The Loan principal balance due to Cowen Healthcare at March 31, 2012 and December 31, 2011 was $77.2 million and $76.7 million, respectively.

Activity under the Original Loan and the 2011 Additional Financing, as adjusted for discounts associated with the debt issuance including warrants and fees, is presented for financial reporting purposes for the three months ended March 31, 2012 and for the year ended December 31, 2011, as follows (in thousands):

	March 31, 2012	December 31, 2011
Beginning balance	$75,372	$56,406
Accretion of discount	50	246
Loan activity:
Net proceeds from additional loan	—	20,000
Discount on additional loan	(43)	(150)
Interest Expense	2,497	9,932
Payments applied to principal	(96)	(1,129)
Payments applied to interest	(847)	(8,224)
Accrued interest payable	(1,610)	(1,709)
Ending balance	$75,323	$75,372

The estimated fair value of the note payable was $82.6 million at March 31, 2012 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

In 2011, Cowen Healthcare assigned their rights and interests under the Original Loan to an affiliate, Vanderbilt Royalty Sub L.P.  Cowen Healthcare continues to act as the agent under the loan agreement and will continue to manage all obligations with respect to the Loan.

9. FACILITY LEASE

In July 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts and in January 2012, the Company relocated its operations to the new facility.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serves as the Company’s principal offices and corporate headquarters.  The term of the new lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under terms of the new lease agreement, the landlord has provided the Company with a tenant improvement allowance of up to $2.6 million to be used towards the cost of leasehold improvements.  As of March 31, 2012, the Company had been reimbursed approximately $2.1 million associated with the tenant improvement allowance and had billed receivables of $515,000.  Through March 31, 2012, the Company capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility, of which $527,000 were accrued as current liabilities.   Build out costs being reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

In January, 2012, the Company’s lease agreement associated with its former facility terminated and the $1.3 million Letter of Credit which secured the Company's obligations under the lease, was released in the first quarter of 2012.

10. RESTRUCTURING CHARGES

In February 2012, the Company implemented a number of strategic and operational initiatives designed to provide a framework for the future growth of the business and realigned its business structure to become a more efficient and cost effective organization.  As part of these initiatives, the Company terminated certain early stage, preclinical research and development programs and a workforce reduction was implemented.  As a result of the restructuring, during the three months ended March 31, 2012, the Company recorded one-time charges of approximately $1.4 million, which includes severance and benefits related charges of approximately $1.2 million, outplacement costs of approximately $120,000, stock compensation expense of $56,000 for amendments to the exercise schedules to certain options and other exit costs of $90,000.  Approximately $521,000 remained unpaid as of March 31, 2012.  No additional charges are expected in future periods related to this restructuring.  All restructuring costs are expected to be paid by December 31, 2012.

11. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock, restricted stock units and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. Restricted stock unit are generally granted at the current fair market value on the date of grant, generally vest over a four year period in equal installments on each anniversary of the grant date.  The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At March 31, 2012, a total of 636,720 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $9,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively.  There were 0 and 49,977 shares purchased under the Plan during the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, a total of 456,913 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Compensation expense related to:
Equity incentive plan	$847	$1,000
Employee stock purchase plan	9	12
	$856	$1,012

Stock-based compensation expense charged to:
Research and development expenses	$189	$319

General and administrative expenses	$612	$693

Restructuring charges	$55	—

Stock-based compensation of $5,000 and $9,000 was capitalized into inventory for the three months ended March 31, 2012 and 2011, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2011 reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized through a reduction of cash taxes.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it is not "more likely than not" that the Company will recognize the benefits of the deferred tax assets.  Accordingly, a valuation allowance of approximately $199.2 million was established at December 31, 2011.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of March 31, 2012, the Company had no unrecognized tax benefits.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR® (ecallantide) for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and costs, and the potential benefits of new sales initiatives;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates to address plasma kallikrein (bradykinin) mediated angioedemas;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments; and

●	expected future revenues and operating results, including our financial guidance for 2012 and 2013.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company with two business elements:

●	Angioedema Franchise
The principal focus of our efforts is to identify, develop and commercialize treatments for conditions identified as plasma kallikrein (bradykinin) mediated angioedema, including hereditary angioedema (HAE), ACE inhibitor-induced angioedema (ACEI-AE) and angioedema of unknown origin, or idiopathic angioedema.

We developed KALBITOR (ecallantide) on our own, and since February 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, we have established partnerships to obtain regulatory approval for and commercialize KALBITOR in certain markets and we are evaluating opportunities in others.

We are expanding our franchise for the treatment of angioedemas in the following ways:

●	Advancing the clinical development of ecallantide for use in the treatment of ACEI-AE.

●	Identifying diagnostic strategies to assist in the differentiation between histamine-mediated and plasma kallikrein (bradykinin) mediated angioedema, including development of a laboratory test.

●
Continuing our development of DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.

●	Phage Display Licensing and Funded Research Program
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, referred to as the LFRP.  This program has provided us a portfolio of product candidates being developed by our licensees, which currently includes 18 product candidates in various stages of clinical development, including four in Phase 3 trials.  The LFRP generated revenue of approximately $15 million in 2011 and to the extent that our licensees commercialize some of the Phase 3 product candidates, revenues under the LFRP are expected to experience significant growth over the next several years.

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

●
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

●
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

●
Identification of plasma kallikrein (bradykinin) mediated angioedemas.  As part of extending the angioedema franchise, we have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of plasma kallikrein (bradykinin) mediated angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  These tools are expected to be relevant to both normal C1-INH and C1-INH deficient patients and will enable the identification of plasma kallikrein (bradykinin) mediated angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.

●
DX-2930 - Antibody for plasma kallikrein (bradykinin) mediated angioedemas.  Leveraging our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedemas.  After completing a series of pharmacokinetic, tolerability and preclinical studies, we believe DX-2930 may be effective for prophylactically treating these indications.  We expect to file an Investigational New Drug application (IND) for this antibody in mid-2013.

HAE AND KALBITOR

HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway.  HAE is caused by a deficiency of C1-INH activity, a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood.  It is estimated that HAE affects between 1 in 10,000 to 1 in 50,000 people around the world.  Based upon HAE patient association registries, we estimate there is an immediately addressable target population of approximately 6,500 patients in the United States.

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

KALBITOR Access®

To facilitate access to KALBITOR in the United States, we have established the KALBITOR Access program, designed as a one-stop point of contact for information about KALBITOR.  This program offers treatment support services for patients with HAE and their healthcare providers. KALBITOR case managers provide comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

Distribution

KALBITOR is distributed through exclusive wholesale and co-exclusive specialty pharmacy arrangements.

We have agreements with two wholly owned subsidiaries of AmerisourceBergen Specialty Group, Inc. (ABSG) for the distribution of KALBITOR:

●
US Bioservices Corporation (US Bio), serves as a specialty pharmacy for KALBITOR and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR; and

●	ASD Specialty Healthcare Inc. (ASD), serves as a wholesale distributor for KALBITOR to treating hospitals in the United States.

These agreements have a term through November 2012, which will renew for an additional two years unless amended or terminated by the parties.  Each agreement contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.

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

Single-Injection Ecallantide Formulation

We are currently in the process of developing a more convenient formulation of ecallantide, which is intended to allow for a single-injection of KALBITOR, instead of the current three-injection formulation.  During the fourth quarter of 2011, we completed a bioequivalence clinical study which successfully demonstrated bioequivalence between the current formulation and the new single-injection formulation.  Upon demonstration of appropriate stability of the new formulation, we expect to file a supplemental Biologics License Application (BLA) with the FDA in 2012.

Manufacturing

We have established a commercial supply chain, consisting of third parties to manufacture, test and transport KALBITOR.  All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm).  Our current inventories are sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2014.  We are also in the process of having Fujifilm manufacture additional ecallantide drug substance, which is expected to be released during 2012.  Under existing arrangements with Fujifilm, they have agreed to conduct additional manufacturing campaigns, as necessary, to supplement existing inventory.

The shelf-life of our frozen ecallantide drug substance is four years.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Steir at its facilities in Spokane, Washington under a commercial supply agreement. This process, known in the industry as the "fill and finish" process, is not unique to KALBITOR and alternative manufacturers are available in the event that we elect, or are required, to relocate the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of three years.

Ecallantide outside of the United States

In markets outside of the United States, we intend to work with international partners to seek approval and commercialize ecallantide for HAE and other angioedema indications.  We have entered into license or collaboration agreements with several such companies, which have regulatory capabilities, distribution systems and sales capabilities in their designated territories.

Sigma-Tau – We have a collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.), a subsidiary of Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East, Russia, Australia, New Zealand,  Latin America (excluding Mexico) and the Caribbean .  Under the terms of the agreement, as amended, Sigma-Tau made an aggregate of $7.0 million in upfront payments to us and also purchased 787,647 shares of our common stock for an aggregate purchase price of $3.0 million.  We are also eligible to receive over $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.

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

We are conducting a Phase 2 double-blind, placebo-controlled, dose–ranging clinical study of ecallantide in 176 patients with this ACEI-AE indication.  We commenced patient treatments in this study in August 2011.  An additional double-blind, placebo-controlled, randomized clinical study using ecallantide in 50 patients for this indication is being conducted by Drs. Jonathan Bernstein and Joseph Moellman, at the University of Cincinnati, College of Medicine.  Data from both clinical studies is expected in 2012.

IDENTIFICATION OF PLASMA KALLIKREIN (BRADYKININ) MEDIATED ANGIOEDEMAS

We have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of plasma kallikrein (bradykinin) mediated angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  These tools are expected to be relevant to both normal C1-INH and C1-INH deficient patients and will enable the identification of plasma kallikrein (bradykinin) mediated angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.  A laboratory based test is expected to be available for clinical validation in 2013.

PLASMA KALLIKREIN ANTIBODY – DX-2930

We are currently in preclinical development of DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat plasma kallikrein (bradykinin) mediated angioedema.  DX-2930 provides the potential for a subcutaneous formulation, with a half-life which could enable less frequent dosing than currently available therapies and an advantageous immunogenicity profile.  We have completed a series of preliminary preclinical pharmacokinetic and tolerability studies and found DX-2930 to have relevant activity in animal models.  We expect to file an IND for this antibody in mid-2013.

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

To date, we have entered into over 100 LFRP license agreements.  Currently, 18 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3 trials, four are in Phase 2 and ten are in Phase 1.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  Generally, we receive milestones and/or royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized.  We expect to receive royalties from commercial sales beginning in 2014.

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

Currently, the types of licenses and collaborations that we enter into under the LFRP have one of three distinct structures:

●
Library Licenses. Under our library license program, we grant our licensees rights to use our phage display libraries in connection with their internal therapeutic development programs.  These libraries are protected by a patent portfolio in which the last patent is scheduled to expire in 2024.  We also provide these licensees with related materials and training so that they may rapidly identify compounds that bind with high affinity to therapeutic targets.  The period during which our licensees may use our libraries is typically limited to a 4 to 5 year term.  Library license agreements contain up-front license fees, annual maintenance fees, milestone payments based on successful product development, and royalties based on any future product sales.  We have approximately 20 library licensees, including Amgen, Aveo, Bayer Schering, Biogen Idec, Boehringer Ingelheim, CSL Behring, ImClone Systems (a wholly-owned subsidiary of Eli Lilly), Kadmon, Merck Serono, Novo Nordisk, sanofi-aventis and Emergent BioSolutions (formerly known as Emergent Trubion).

●
Funded Research. Under our funded research program, we have performed funded research for various collaborators using our phage display libraries to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators.  Funded research agreements provide for fees, technical and development milestones, and royalties based on any future product sales.  Our funded research collaborators with products currently in development include Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack, and Emergent BioSolutions (formerly known as Emergent Trubion).

●
Patent Licenses. Under our patent license program, we previously granted other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use certain of our phage display patents to discover and develop biologic compounds for use in specified fields.  The last of these patents will expire in November 2012.  We do not anticipate entering into future agreements for this patent portfolio after expiry.

We expect to continue to enter into library licenses and collaborations to maximize the strategic value of our LFRP.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues.   Total revenues for the three months ended March 31, 2012 (the 2012 Quarter) were $11.5 million, compared with $8.2 million for the three months ended March 31, 2011 (the 2011 Quarter).

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

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2012 Quarter, product sales of KALBITOR increased to $8.0 million, net of product discounts and allowances of $599,000 compared with product sales of $4.1 million, net of product discounts and allowances of $186,000 during the 2011 Quarter.  The 2012 increase in net sales was primarily due to additional KALBITOR units sold in the 2012 Quarter.

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $3.5 million in the 2012 Quarter and $4.1 million in the 2011 Quarter.

Cost of Product Sales. We incurred $538,000 of costs associated with product sales during the 2012 Quarter and $239,000 of costs associated with product sales during the 2011 Quarter.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2012.  When this supply has been fully depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
KALBITOR development costs	$5,043	$4,392
Other research and development expenses	2,356	2,865
LFRP pass-through fees	$454	238
Research and development expenses	$7,853	$7,495

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

KALBITOR development costs increased in the 2012 Quarter primarily due to expenses associated with our Phase 2 clinical study that was initiated during 2011, using ecallantide for the treatment of ACEI-AE.  Costs associated with obtaining regulatory approval for the treatment of HAE in territories outside the United States were $51,000 and $1.1 million during 2012 and 2011, respectively.  These amounts were reimbursed by Sigma Tau and such payments are recorded as development and license fee revenue in our results of operations.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2012 and 2011 Quarters were $10.4 million and $9.2 million, respectively.  Costs increased during the 2012 Quarter primarily due to continued expansion of infrastructure and initiatives to support further commercialization of the KALBITOR product.

Restructuring.  In February 2012, we implemented a realignment of our business which included a workforce reduction.  As a result, we recorded restructuring charges of approximately $1.4 million.

Interest Expense.  Interest expense was $2.6 million in the 2012 and 2011 Quarters. Based on the modification of the Cowen Healthcare loan in December 2011, beginning with the 2012 Quarter, we record interest expense using the effective interest rate method for the different tranches of the Cowen loan.  This effective interest rate is approximately 13%.  Prior to the 2012 Quarter, we recorded interest expense at the stated interest rate for each tranche, which in total was approximately 17.4%.

Liquidity and Capital Resources

	March 31, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$34,866	$31,468
Short-term investments	9,068	26,036
Total cash, cash equivalents and investments	$43,934	$57,504

The following table summarizes our cash flow activity for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Net cash used in operating activities	$(11,381)	$(11,870)
Net cash provided by investing activities	14,905	5,608
Net cash used in financing activities	(126)	(67)
Net increase (decrease) in cash and cash equivalents	$3,398	$(6,329)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through March 31, 2012, we have funded our operations through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million, and from borrowed funds under our loan agreement with Cowen Healthcare, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our financial guidance is that we expect to be at cash-flow breakeven during 2013.

Operating Activities

The principal use of cash in our operations was to fund our net loss, which was $11.3 million during the 2012 Quarter.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.7 million, depreciation and amortization costs of $332,000 and stock-based compensation expense of $851,000.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including a decrease in accounts payable and accrued expenses of $3.6 million of which $2.0 million was a decrease in accrued expenses associated with the build-out of our new facility in Burlington, Massachusetts, a decrease in deferred revenue of $1.2 million, and a decrease in accounts receivable of $240,000.

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

Investing Activities

Our investing activities for the 2012 Quarter primarily consisted of investment maturities of $23.0 million, as well as a decrease of $1.3 million in restricted cash resulting from the release of the letter of credit that had been issued as a security deposit under the lease of our previous headquarters in Cambridge, Massachusetts.

These are offset by the purchase of $3.3 million of fixed assets, primarily made up of leasehold improvements for the build-out of the new Burlington facility, of which $1.6 million is covered by a tenant improvement allowance.

Our investing activities for the 2011 Quarter primarily consisted of investment maturities of $5.0 million, as well as a decrease of $717,000 in restricted cash from the release of the letter of credit that had been issued as a security deposit under the lease of our facility in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the 2012 Quarter consisted of the repayment of long-term debt totalling $129,000, including $96,000 to Cowen Healthcare.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2011, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets.  There have been no material changes to our critical accounting policies from the information provided in our 2011 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2012, we had cash, cash equivalents and investments of approximately $43.9 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2012, we had $77.9 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of March 31, 2012 we had an accumulated deficit of approximately $488.2 million.  We expect to incur additional net losses in 2012 as our research, development, preclinical testing, clinical trial and commercial activities continue.

We have generated limited revenue from product sales to date, and it is possible that we will never have significantly more product sales revenue.  Currently, we generate a significant amount of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology.  To become profitable, we, alone or with our collaborators, must either generate higher product sales from the commercialization of KALBITOR, increase licensing receipts under our LFRP or reduce costs.  It is possible that we will never have sufficient product sales revenue or receive sufficient royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

●	the amount of future sales of KALBITOR and related costs to manufacture and sell the product;

●	the cost and timing of our research and development, manufacturing and commercialization activities;

●	the establishment of new collaboration and licensing arrangements;

●	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize ecallantide in additional indications and other product candidates;

●	the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones; and

●	revenue recognition and other generally accepted accounting policies.

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

We require significant capital to fund our operations to commercialize KALBITOR and to develop and commercialize other product candidates and ecallantide in other indications.  Our future capital requirements will depend on many factors, including:

●	future sales levels of KALBITOR and any other commercial products and the profitability of such sales, if any;

●	the timing and cost to develop, obtain regulatory approvals for and commercialize other product candidates and additional indications for ecallantide;

●	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

●	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing products;

●	our decision to manufacture, or have third parties manufacture, the materials used in KALBITOR and any other product candidates;

●	competing technological and market developments;

●	the progress of our development programs;

●	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

●	the amount and timing of additional capital equipment purchases; and

●	the overall condition of the financial markets.

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

The commercial success of KALBITOR and our ability to generate and increase product sales will depend on multiple factors, including the following:

●	the number of patients with HAE who are diagnosed with the disease and identified to us;

●	the number of patients with HAE who may be treated with KALBITOR;

●	acceptance of KALBITOR in the medical community;

●	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE;

●	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

●	our ability to effectively market and distribute KALBITOR in the United States;

●	competition from other products that treat HAE;

●	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;

●	our maintenance of commercial manufacturing capabilities through third-party manufacturers; and

●	our ability to maintain sufficient inventories to supply KALBITOR for patient use.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

●	Manufacturers of corticosteroids, including danazol, which we estimate are still used to prophylactically treat a significant number of identified HAE patients.

●
ViroPharma Inc.— ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma has also completed two Phase 2 trials evaluating subcutaneous administration of Cinryze.  One of these trials evaluated a formulation that uses a proprietary drug delivery platform from Halozyme.

●
Shire plc— Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is administered subcutaneously. Firazyr is approved in the US, Europe, and certain other countries. Firazyr is approved in these markets for the treatment of acute HAE attacks in adult patients.  The US and EU labels allow for patients to self-administer Firazyr following training by their healthcare provider.  Firazyr has orphan drug designations from the FDA and in Europe.

●
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the US for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Berinert to include self-administration after proper training by a healthcare professional.  Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE.

●
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest™, which is administered intravenously.  Ruconset is approved in the EU for the treatment of acute HAE attacks in adult patients.  In the US, Pharming's recombinant C1-esterase inhibitor is known as Rhucin®. In December 2010, Pharming and US partner Santarus announced the submission of a Biologics License Application (BLA) for Rhucin. In February 2011, the companies announced the receipt of a "refusal to file" letter in which the FDA indicated that the BLA was not sufficiently complete to enable a critical medical review. Also in February 2011, the companies announced the initiation of a new Phase 3 trial.  This trial is ongoing.  Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that are developing small molecule plasma kallikrein inhibitors, including BioCryst.

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

Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities.  Any third party we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities.  Although we have established a corporate compliance program, we cannot guarantee that we or our third party vendors are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

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

We are marketing and selling KALBITOR ourselves in the United States and have only limited experience with marketing, sales or distribution of drug products. If we are unable to adequately establish the capabilities to sell, market and distribute KALBITOR, either ourselves or by entering into agreements with others, or to maintain such capabilities, we will not be able to successfully sell KALBITOR.  In that event, we will not be able to generate significant product sales.  We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

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

The FDA has required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consisted of a communication plan to healthcare providers which was completed in February 2012.  The FDA and other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR is on the market.  Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies and commercial supplies of KALBITOR and we intend to rely on third parties to produce and any future approved product candidates.  Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to develop, obtain regulatory approval for or commercialize our product candidates.

We have relied upon a small number of third-party manufacturers for the manufacture of our product candidates for preclinical, clinical testing and commercial purposes and intend to continue to do so in the future.  As a result, we depend on collaborators, partners, licensees and other third parties to manufacture clinical and commercial scale quantities of our biopharmaceutical candidates in a timely and effective manner and in accordance with government regulations.  If these third party arrangements are not successful, it will adversely affect our ability to develop, obtain regulatory approval for or commercialize our product candidates.

We have identified only a few vendors with facilities that are capable of producing material for preclinical, clinical studies and for commercial purposes and we cannot assure you that they will be able to supply sufficient clinical materials during the clinical development or commercialization of our biopharmaceutical candidates.  Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards.  Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.

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

Products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.  If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable.  We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals.  Factors that raise uncertainty in obtaining these regulatory approvals include the following:

●	we or our collaborators must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

●	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

●	data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

Obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years; and, if obtained, is costly to maintain.  With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the United States Government Accountability Office (GAO), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed.

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

These types of product liability claims may result in:

●	decreased demand for KALBITOR or any other product candidates;

●	injury to our reputation;

●	withdrawal of clinical trial volunteers;

●	related litigation costs; and

●	substantial monetary awards to plaintiffs.

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

We have loans with affiliates of Cowen Healthcare which have an aggregate principal balance of $77.2 million at March 31, 2012.  The loans bear interest at rates ranging from 13% to 21.5% per annum payable quarterly, and unless refinanced in August 2012 under a commitment from Cowen Healthcare, will have maturities commencing in June 2013.  In connection with the initial loan, we have entered into a security agreement granting Cowen Healthcare a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loans based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at Cowen Healthcare's option, including a prepayment premium obligation which will expire in 2015.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through April 20, 2012, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

10.1	Second Amendment to Lease, dated as of January 5, 2012, by and between the Company and Netview 5 and 6 LLC. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
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

Date: May 2, 2012
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

10.1	Second Amendment to Lease, dated as of January 5, 2012, by and between the Company and Netview 5 and 6 LLC. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.