Form 10-Q
period 2012-06-30
DYAX CORP
filed 2012-08-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 20, 2012: 99,035,178

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,531	$31,468
Short-term investments	9,054	26,036
Accounts receivable, net of allowances for doubtful accounts of $45 and $115 at June 30, 2012 and December 31, 2011, respectively	5,975	6,092
Inventory	3,259	2,121
Current portion of restricted cash	—	1,266
Other current assets	2,269	4,968
Total current assets	50,088	71,951
Fixed assets, net	5,609	4,881
Restricted cash	1,100	1,100
Other assets	7,094	5,443
Total assets	$63,891	$83,375
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$14,626	$15,318
Current portion of deferred revenue	6,105	6,637
Current portion of long-term obligations	481	101
Other current liabilities	354	1,709
Total current liabilities	21,566	23,765
Deferred revenue	7,419	9,265
Notes payable	75,379	75,372
Long-term obligations	969	—
Deferred rent and other long-term liabilities	2,971	2,372
Total liabilities	108,304	110,774
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,913,675 and 98,798,065 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	989	988
Additional paid-in capital	450,738	448,527
Accumulated deficit	(496,142)	(476,921)
Accumulated other comprehensive income	2	7
Total stockholders' deficit	(44,413)	(27,399)
Total liabilities and stockholders' deficit	$63,891	$83,375

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$9,164	$5,184	$17,174	$9,291
Development and license fee revenues	4,866	16,691	8,345	20,798
Total revenues, net	14,030	21,875	25,519	30,089

Costs and expenses:
Cost of product sales	416	282	954	521
Research and development expenses	8,653	10,084	16,506	17,579
Selling, general and administrative expenses	10,350	9,081	20,755	18,330
Restructuring costs	—	—	1,440	—
Total costs and expenses	19,419	19,447	39,655	36,430
Income (loss) from operations	(5,389)	2,428	(14,136)	(6,341)

Other income (expense):
Interest income	6	68	17	162
Interest and other expenses	(2,556)	(2,572)	(5,102)	(5,162)
Total other expense	(2,550)	(2,504)	(5,085)	(5,000)
Net loss	(7,939)	(76)	(19,221)	(11,341)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	1	(5)	9
Comprehensive loss	$(7,937)	$(75)	$(19,226)	$(11,332)

Basic and diluted net loss per share	$(0.08)	$(0.00)	$(0.19)	$(0.11)
Shares used in computing basic and diluted net loss per share	98,820,699	98,721,889	98,809,562	98,705,931

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,221)	$(11,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	34	137
Depreciation and amortization of fixed assets and intangible assets	578	657
Non-cash interest expense	456	123
Compensation expenses associated with stock-based compensation plans	2,027	2,220
Provision for doubtful accounts	(35)	—
Changes in operating assets and liabilities:
Accounts receivable	152	(5,358)
Other current assets	2,699	172
Inventory	(2,901)	(5,187)
Other long-term assets	139	(332)
Accounts payable and accrued expenses	89	1,153
Deferred revenue	(2,378)	(3,595)
Long-term deferred rent	599	(30)
Net cash used in operating activities	(17,762)	(21,381)
Cash flows from investing activities:
Purchase of investments	(6,057)	—
Proceeds from maturity of investments	23,000	11,000
Purchase of fixed assets	(3,816)	(198)
Restricted cash	1,266	922
Net cash provided by investing activities	14,393	11,724
Cash flows from financing activities:
Net proceeds from sale of common stock	—	323
Repayment of long-term obligations	(129)	(1,520)
Proceeds from long-term obligations	1,382	—
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	179	159
Net cash provided by (used in) financing activities	1,432	(1,038)
Net decrease in cash and cash equivalents	(1,937)	(10,695)
Cash and cash equivalents at beginning of the period	31,468	18,601
Cash and cash equivalents at end of the period	$29,531	$7,906
Supplemental disclosure of cash flow information:
Interest paid	$6,331	$5,883

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company with two business elements:

●	Angioedema Franchise
The principal focus of the Company's efforts is to identify, develop and commercialize treatments for angioedemas that are identified as plasma kallikrein (bradykinin) mediated, including hereditary angioedema (HAE) and idiopathic angioedema.

The Company developed KALBITOR® (ecallantide) on its own and since February 2010 the Company has been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, the Company has established partnerships to obtain regulatory approval for and commercialize KALBITOR in certain markets and is evaluating opportunities in others.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At June 30, 2012 and December 31, 2011, approximately 80% and 61% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of June 30, 2012, two customers accounted for 41% and 40% of the accounts receivable balance.  These two customers also accounted for approximately 43% and 34% of the Company's accounts receivable balance as of December 31, 2011, all of which were collected in the first quarter of 2012.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

 Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2012, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $30.9 million, and had an unrealized gain of $2,000.  As of December 31, 2011, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $34.9 million, and had an unrealized gain of $7,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed to the customer.  Product sales are recorded net of applicable reserves for trade prompt pay discounts, government rebates, patient assistance programs, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade distributor and prompt pay discounts, government rebates, patient assistance programs, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Allowances against receivable balances primarily relate to prompt payment discounts and are recorded at the time of sale, resulting in a reduction in product sales revenue.  Accruals related to government rebates, patient financial assistance programs, product returns and other applicable allowances are recognized at the time of sale, resulting in a reduction in product sales revenue and the recording of an increase in accrued expenses.

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

Before January 1, 2011, the Company evaluated license arrangements with multiple elements in accordance with ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  In October 2009, the FASB issued ASU 2009-13 Revenue Arrangements with Multiple Deliverables, or ASU 2009-13, which amended the accounting standards for certain multiple element arrangements to:

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

Patent Licenses.  The Company previously licensed its phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.  The last of these patents will expire in November 2012.  Even after patent expiration, the Company generally remains eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration.  As a result, the Company does not expect the expiration of these patents to have a material impact on its LFRP business.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and six months ended June 30, 2012 and 2011 do not include the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At June 30, 2012 and December 31, 2011, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three and six months ending June 30, 2012 the Company recorded other expense of $27,000 and $13,000, respectively, for the translation of foreign currency.  For the three and six months ending June 30, 2011 the Company recorded other expenses of $12,000 and $47,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended June 30, 2012 and 2011 and, therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 11,814,354 and 11,656,386 shares of common stock were outstanding at June 30, 2012 and 2011, respectively.

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

3. SIGNIFICANT TRANSACTIONS

In June 2010, the Company entered into a strategic collaboration agreement with Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean and certain Asian territories (the second amendment).  Subsequent amendments to this agreement eliminated rights that Dyax had previously granted to Sigma-Tau for the Asian territories, the Middle East, North Africa, Latin America and the Caribbean.

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

Under the terms of a second amendment, Sigma-Tau made an additional upfront payment of $4.0 million in 2011 and was required to make an additional $3.0 million non-refundable payment to the Company by December 31, 2011.  Under a third amendment, upon elimination of Sigma-Tau’s rights to certain Asian territories, the $3.0 million payment obligation was eliminated, as were the future milestones and royalties related to these territories.

Under the terms of a fourth and fifth amendment, Sigma-Tau’s rights to the Middle East, Latin America and the Caribbean were eliminated.  The Company agreed to make contribution payments to Sigma-Tau ranging from 5%-12.5% of the amounts received by the Company as a result of any future product sales for certain countries in these territories.

The Company is eligible to receive up to $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs, in all licensed territories.  Sigma-Tau will pay costs associated with regulatory approval and commercialization in the licensed territories.  In addition, the Company and Sigma-Tau will share equally the costs for all development activities for optional future indications developed in partnership with Sigma-Tau in the territories covered under the initial Sigma-Tau agreement. The partnership agreement may be terminated by Sigma-Tau, at will, upon 6 months’ prior written notice.  Either party may terminate the partnership agreement in the event of an uncured material breach or declaration or filing of bankruptcy by the other party.

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

The Company recognized revenue of approximately $20,000 and $87,000 related to the Sigma-Tau agreement, as amended, for the three and six months ended June 30, 2012, respectively, and $10.7 million and $11.9 million related to this agreement for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Company has deferred $127,000 and $158,000, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets at such dates.  The deferred revenue balance at June 30, 2012, relates to the joint steering committee obligation which is estimated to continue until 2014.

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

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting includes the product license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  At this time the scope and timing of the future development of ecallantide for the treatment of HAE and other indications in the CMIC territory are the joint responsibility of the Company and CMIC and therefore, the Company cannot reasonably estimate the level of effort required to fulfill its obligations under the first unit of accounting.  As a result, the Company is recognizing revenue under the first unit of accounting on a straight-line basis over the estimated development period of ecallantide for the treatment of HAE in the CMIC territory of approximately six years.

The Company recognized revenue of approximately $189,000 and $377,000 related to this agreement for the three and six months ended June 30, 2012, respectively and approximately $148,000 and $296,000 for the three and six months ended June 30, 2011, respectively.  As of June 30, 2012 and December 31, 2011, the Company has deferred approximately $2.9 million and $3.3 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$21,877	$21,877	$—	$—
Marketable debt securities	9,054	—	9,054	—
Total	$30,931	$21,877	$9,054	$—

Description (in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,825	$8,825	$—	$—
Marketable debt securities	26,036	—	26,036	—
Total	$34,861	$8,825	$26,036	$—

The following tables summarize the Company’s marketable securities at June 30, 2012 and December 31, 2011, in thousands:

	June 30, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$6,038	$—	$—	$6,038
US Treasury Bills and Notes (due after 1 year through 2 years)	3,014	2	—	3,016
Total	$9,052	$2	$—	$9,054

	December 31, 2011
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$23,013	$7	$—	$23,020
US Treasury Bills and Notes (due after 1 year through 2 years)	3,016	—	—	3,016
Total	$26,029	$7	$—	$26,036

As of June 30, 2012 and December 31, 2011, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of June 30, 2012 and December 31, 2011, the Company’s short-term investments consisted of U.S. Treasury notes and bills valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  As a result, the Company’s finished goods inventory does not include all costs of manufacturing drug substance currently being sold.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory.  Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's balance sheet. As of June 30, 2012, approximately $6.7 million of inventory is classified as non-current.

Inventory consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw Materials	$888	$1,429
Work in Progress	8,816	5,474
Finished Goods	246	119
Total	$9,950	$7,022

The Company has revised the classification for $4.9 million of inventory from current assets to non-current other assets for the year ended December 31, 2011, to correct the classification of inventory based on the projected sale of inventory beyond the Company's normal operating cycle. The Company concluded this error was not material to the prior period financial statements.

6. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Laboratory equipment	$9,148	$9,103
Furniture and office equipment	1,588	1,095
Software and computers	4,692	4,445
Leasehold improvements	4,502	6,845
Construction in process	—	3,960
Total	19,930	25,448
Less: accumulated depreciation and amortization	(14,321)	(20,567)
	$5,609	$4,881

Depreciation expense for the three and six months ended June 31, 2012 was approximately $265,000 and $578,000, respectively, and $319,000 and $657,000 for the three and six months ended June 30, 2011, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable	$2,057	$2,927
Accrued employee compensation and related taxes.	3,253	4,529
Accrued expenses	2,775	1,591
Accrued license fees	500	—
Accrued legal	634	214
Accrued drug substance manufacturing	2,618	—
Accrued leasehold improvements	—	2,472
Accrued restructuring	235	—
Accrued sales allowances	857	525
Other accrued liabilities	1,697	3,060
Total	$14,626	$15,318

8. NOTES PAYABLE

HealthCare Royalty Partners

Original Financing

In 2008, the Company entered into an agreement with an affiliate of HealthCare Royalty Partners, formerly Cowen Healthcare Partners (HC Royalty) for a $50.0 million loan secured by the Company's LFRP (Tranche A loan).  In March 2009, the Company amended and restated the loan agreement with HC Royalty to include a Tranche B loan of $15.0 million.

The Tranche A and Tranche B loans (collectively, the Original Loan) mature in August 2016.  The Tranche A portion bears interest at an annual rate of 16%, payable quarterly, and the Tranche B portion bears interest at an annual rate of 21.5%, payable quarterly. The Original Loan may be prepaid without penalty, in whole or in part, beginning in August 2012.

In connection with the Original Loan, the Company entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs.

Under the terms of the Original Loan agreement, the Company is required to repay the Original Loan based on the annual net LFRP receipts.  Until June 30, 2013, required payments are tiered as follows: 75% of the first $10.0 million in specified annual LFRP receipts, 50% of the next $5.0 million and 25% of annual included LFRP receipts over $15.0 million.  After June 30, 2013, and until the maturity date or the complete amortization of the Original Loan, HC Royalty will receive 90% of all included LFRP receipts.  If the HC Royalty portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Original Loan.  If the HC Royalty portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years from the date of funding of each tranche of the Original Loan, the Company must repay to HC Royalty all additional accumulated principal above the original $50.0 million and $15.0 million loan amounts of Tranche A and Tranche B, respectively.

In addition, under the terms of the agreement, the Company is permitted to sell or otherwise transfer collateral generating cash proceeds of up to $25.0 million. Twenty percent of these cash proceeds will be applied to principal and accrued interest on the Original Loan plus any applicable prepayment premium and an additional 5.0% of such proceeds will be paid to HC Royalty as a cash premium.  In 2010, the Company sold its rights to royalties and other payments related to the commercialization of a product developed by one of the Company’s licensees under the LFRP.  Under the terms of the sale, the Company has received $11.8 million, including milestone fees based on product sales

In connection with the Tranche A loan, the Company issued to HC Royalty a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $5.50 per share.  The warrant expires in August 2016 and became exercisable in August 2009.  The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In conjunction with the Tranche B loan, the Company issued to HC Royalty a warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share.  The warrant expires in August 2016 and became exercisable in March 2010.  The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Original Loan were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the Tranche A and Tranche B warrants, and by $580,000 for payment of HC Royalty’s legal fees in conjunction with the Loan.  Prior to the December 2011 additional financing, each of these amounts was being accreted over the life of the note through August 2016.  Subsequent to the additional financing, the unamortized portion of these amounts is being accreted over the life of the modified note through August 2018.

2011 Additional Financing and Original Loan Modification

In December 2011, the Company entered into an agreement with a second affiliate of HC Royalty and received an additional loan of $20 million and a commitment to refinance the Original Loan at a reduced interest rate in August 2012

The additional loan is unsecured and accrues interest at an annual rate of 13% through August 2012, at which time the agreement provides that the additional loan and its accrued interest will be combined with a second loan, subject to customary closing conditions.  The second loan will be used to refinance 102% of the outstanding principal of the Original Loan.  Together, the collective loan will be secured exclusively by the Company’s LFRP and will bear interest at a rate of 12%.  It will mature in August 2018, and can be repaid without penalty beginning in August 2015.  Should the second loan not be funded in August 2012, the additional $20 million loan will continue to bear interest at a rate of 13% and will mature on June 30, 2013.

Upon execution of the additional financing, the terms of the Original Loan were determined to be modified under ASC 470.  Accordingly, during the three and six months ending June 30 2012, interest expense on the modified loan is being recorded in the Company’s financial statements at an effective interest rate of 12.8%.

The note payable balance related to the additional financing was reduced by $193,000 to reflect payment of legal fees in conjunction with the loan; these fees are being accreted over the life of the modified note, through August 2018.

The Original Loan and the 2011 Additional Financing (collectively, the Loan) principal balance due to HC Royalty at June 30, 2012 and December 31, 2011 was $77.9 million and $76.7 million, respectively.  For financial reporting purposes, the Loan is adjusted for discounts associated with the debt issuance, including warrants and fees.

Activity under the Loan is presented for financial reporting purposes for the six months ended June 30, 2012 and for the year ended December 31, 2011, as follows (in thousands):

	June 30, 2012	December 31, 2011
Beginning balance	$75,372	$56,406
Accretion of discount	99	246
Loan activity:
Net proceeds from additional loan	—	20,000
Discount on additional loan	(43)	(150)
Interest Expense	4,962	9,932
Payments applied to principal	(96)	(1,129)
Payments applied to interest	(4,561)	(8,224)
Accrued interest payable	(354)	(1,709)
Ending balance	$75,379	$75,372

The estimated fair value of the note payable was $83.2 million at June 30, 2012 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

In 2011, HC Royalty assigned their rights and interests under the Original Loan to an affiliate, Vanderbilt Royalty Sub L.P.  HC Royalty continues to act as the agent under the loan agreement and will continue to manage all obligations with respect to the Loan.

Equipment Loan

In June 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line, which will be financed over a 3-year term.

9. FACILITY LEASE

In July 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts and in January 2012, the Company relocated its operations to the new facility.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serves as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  Through June 30, 2012, the Company capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility.  Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

10. RESTRUCTURING CHARGES

In February 2012, the Company realigned its business structure and implemented a number of strategic and operational initiatives designed to provide a framework for the future growth of the business.  As part of these initiatives, the Company terminated certain early stage, preclinical research and development programs and a workforce reduction was implemented.  As a result of the restructuring, during the six months ended June 30, 2012, the Company recorded one-time charges of approximately $1.4 million, which included severance and benefits related charges of approximately $1.2 million, outplacement costs of approximately $120,000, stock compensation expense of $56,000 for amendments to the exercise schedules to certain options and other exit costs of $90,000.  All restructuring costs are expected to be paid by December 31, 2012, including $235,000 which is accrued and unpaid as of June 30, 2012.  No additional charges are expected in future periods related to this restructuring.

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

At the Annual Meeting of Stockholders held in May 2012 (the Annual Meeting), the Company’s shareholders approved a stock option exchange program for employees, executive officers and non-employee directors.  Under this option exchange program, outstanding options to purchase an aggregate of 4,192,310 shares of the Company’s common stock were exchanged for new options to purchase an aggregate of 2,473,596 shares of the Company’s common stock at an exercise price equal to $2.06 per share, which was the closing price of the Company’s common stock on the grant date of June 20, 2012.  All new options issued in the option exchange program are subject to a new, extended vesting schedule, the terms of which differ depending on the holder’s status as an executive, director or non-executive employee.  The new options have a term equal to the greater of (i) the term of the original options for which they were exchanged, or (ii) five years from date of grant.  The new options had a fair value approximately equal to the fair value of the surrendered options, based on a Black-Scholes option pricing model applied immediately prior to commencement of the exchange program.  Therefore, nominal expense was recorded during the three and six months ended June 30, 2012 related to the modification of the exchanged options.

Also at the Annual Meeting, the Company’s shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares less the net number of shares, if any, returned to the Equity Plan for issuance following the option exchange program.  Accordingly, 3,281,286 additional shares of common stock, constituting the approved 5,000,000 share increase net of the 1,718,714 shares that were returned to the Equity Plan as a result of the option exchange program, became available for issuance under the plan.

At June 30, 2012, a total of 5,899,314 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $8,000 and $17,000 for the three and six months ended June 30, 2012, respectively, and $12,000 and $24,000, respectively, for the three and six months ended June 30, 2011.  There were 48,748 and 87,188 shares purchased under the Plan during the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, a total of 408,165 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense related to:
Equity Incentive Plan	$1,169	$1,204	2,011	$2,196
Employee Stock Purchase Plan	8	12	17	24
	$1,177	$1,216	2,028	$2,220

Stock-based compensation expense charged to:
Research and development	$194	$313	$378	$624

Selling, general and administrative	$983	$903	$1,595	$1,596

Restructuring charges	$—	$—	$55	$—

Stock-based compensation expense of $1,000 and $6,000 was capitalized into inventory for the three and six months ended June 30, 2012, respectively, and $6,000 and $15,000 for the three and six months ended June 30, 2011, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the three and six months ending June 30, 2012 included $308,000 and $382,000, respectively, related to the modification of certain stock options.

12. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

As required by ASC 740, the Company's management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, and has determined that it does not meet the criteria for recognizing its deferred tax assets under the criteria of ASC 740.  Therefore, a valuation allowance of approximately $199.2 million was established at December 31, 2011.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of June 30, 2012, the Company had no unrecognized tax benefits.

The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2011 reflecting the benefit of deductions from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital, if and when realized, through a reduction of cash taxes.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR® (ecallantide) for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and costs, and the potential benefits of new sales initiatives;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates to address plasma kallikrein (bradykinin) mediated angioedemas;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the impact of the expiration of certain of our phage display patents under the LFRP; and

●	expected future revenues and operating results, including our financial guidance for 2012 and 2013.

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
The principal focus of our efforts is to identify, develop and commercialize treatments for angioedemas that are identified as plasma kallikrein (bradykinin) mediated, including hereditary angioedema (HAE) and idiopathic angioedema.

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

ANGIOEDEMA FRANCHISE

We are focused on identifying and developing treatments for patients who experience plasma kallikrein (bradykinin) mediated angioedema.  Using our phage display technology, we developed ecallantide, a compound shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema.  Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways.  Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including HAE and idiopathic angioedema, all of which are plasma kallikrein (bradykinin) mediated angioedemas.

We have three key areas of activity in our angioedema franchise:

●
HAE and KALBITOR.  In February 2010, we began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are selling KALBITOR on our own in the United States.  Working with international partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  We have entered into agreements for others to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Japan, Australia, New Zealand and other countries in the Middle East.

●
Identification of plasma kallikrein (bradykinin) mediated angioedemas.  As part of extending the angioedema franchise, we have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of plasma kallikrein (bradykinin) mediated angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  These tools are expected to be relevant to both normal C1esterase inhibitor (C1-INH) and C1-INH deficient patients and will enable the identification of plasma kallikrein (bradykinin) mediated angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.  A laboratory based test is expected to begin clinical validation in 2013.

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

In addition, through June 2012, we were conducting a Phase 2 clinical study exploring the use of ecallantide for the treatment of ACE inhibitor-induced angioedema (ACEI-AE), a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors.  Based on the results of an interim analysis of data from the study, we decided to discontinue this trial.  An independent investigator-sponsored trial exploring the use of ecallantide for the treatment of ACEI-AE is being conducted at the University of Cincinnati, College of Medicine.

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

●	ASD Specialty Healthcare Inc. (ASD) serves as a wholesale distributor for KALBITOR to treating hospitals in the United States.

These agreements have a term through November 2012, which will renew for an additional two years unless amended or terminated by the parties.  Each agreement contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.

In August 2011, we expanded our distribution network to provide home infusion of KALBITOR through a specialty pharmacy arrangement with Walgreens Infusion Services, Inc. (Walgreens).  Under this agreement, Walgreens provides eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by a healthcare professional, as well as treatment at Walgreens’ infusion centers.  This agreement has a term through August 2012, which will renew for an additional year unless amended or terminated by the parties.

Single-Injection Ecallantide Formulation

We are currently in the process of developing a more convenient formulation of ecallantide, which is intended to allow for a single-injection of KALBITOR, instead of the current three-injection formulation.  During the fourth quarter of 2011, we completed a bioequivalence clinical study which successfully demonstrated bioequivalence between the current formulation and the new single-injection formulation.  Upon demonstration of appropriate stability of the new formulation, we expect to file a supplemental Biologics License Application (BLA) with the FDA in the first half of 2013.

Manufacturing

We have established a commercial supply chain, consisting of third parties to manufacture, test and transport KALBITOR.  All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current good manufacturing practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm).  Effective as of June 29, 2012, we entered into an agreement with Fujifilm for the manufacture and supply of KALBITOR, under which Fujifilm has committed to be available to manufacture bulk drug substance through 2020. Our current inventories are sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2016.

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

Sigma-Tau – We have a collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.), a subsidiary of Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Russia, Australia and New Zealand.  Under the terms of the agreement, as amended, Sigma-Tau made an aggregate of $7.0 million in upfront payments to us and also purchased 787,647 shares of our common stock for an aggregate purchase price of $3.0 million.  We are also eligible to receive up to $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.  Under the terms of the amendments to our agreement with Sigma-Tau that eliminated its rights to the Middle East, Latin America and the Caribbean, we agreed to make contribution payments to Sigma-Tau ranging from 5%-12.5% of the amounts received by us as a result of any product sales in certain countries in these territories.

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

CMIC has a clinical development plan that was established in consultation with the Japanese regulatory authorities.  CMIC has completed a twelve patient pharmacokinetic study and, to fulfill submission requirements, the company is required to complete an open-label study of ten patients that is scheduled to begin in the second half of 2012.  Assuming successful completion of the open-label study, CMIC plans to commercialize subcutaneous ecallantide for the treatment of HAE in Japan as early as 2014.

Taiba – In May 2012, we granted exclusive distribution rights to taiba ME (Taiba) under which they will obtain registration and reimbursement approval and commercialize ecallantide for HAE in certain countries in the Middle East.  Under the terms of the agreement, we will provide Taiba with drug supply at a price equal to 60% of net sales within the licensed territory.

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

Other than the specific licenses granted to Sigma-Tau, CMIC, Neopharm and Taiba, as described above, we retain the rights to ecallantide for HAE and other angioedemas in all other territories.

ACEI-AE AND ECALLANTIDE

Through June 2012, we were conducting a Phase 2 clinical study exploring the use of ecallantide for the treatment of ACEI-AE, a life threatening inflammatory response brought on by adverse reactions to angiotensin-converting enzyme (ACE) inhibitors.  This double-blind, placebo-controlled, randomized, dose-ranging study was designed to evaluate the efficacy and safety of ecallantide (10, 30, or 60 mg subcutaneous doses) compared to placebo, with a goal of enrolling 176 patients.  The primary endpoint was the proportion of patients meeting a set of criteria indicating eligibility for discharge from the emergency department within 6 hours following study drug administration.  Based on the results of an interim analysis of data from the study, we decided to discontinue this study.

Safety was not a factor in our decision to stop the clinical study.  Separately from this interim analysis of the efficacy data, an independent Data Safety Monitoring Board (DSMB) met on May 15, 2012, and reviewed blinded safety data for the first 25% of patients enrolled in the trial.  The DSMB did not identify any safety concerns and did not recommend any changes to the conduct of the study.

Data from the first 72 patients treated in the trial suggests a trend favoring a treatment with ecallantide over placebo; however, this trend is not statistically significant.  Because the observed response rate to placebo was substantially higher than originally anticipated, we determined that the study was inadequately powered to detect a statistically significant difference between ecallantide and placebo.  In addition, based upon the primary endpoint data, the enrolled population did not appear to reproduce the high morbidity described in previous medical literature.

We are currently assessing options regarding future investigational efforts in the acute treatment of ACE inhibitor-induced angioedema.

An additional double-blind, placebo-controlled, randomized clinical study using ecallantide in 50 patients for the treatment of ACEI-AE is being conducted by Drs. Jonathan Bernstein and Joseph Moellman, at the University of Cincinnati, College of Medicine.  Data from this investigator sponsored study is expected in 2012.

IDENTIFICATION OF PLASMA KALLIKREIN (BRADYKININ) MEDIATED ANGIOEDEMAS

We have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of plasma kallikrein (bradykinin) mediated angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  These tools are expected to be relevant to both normal C1-INH and C1-INH deficient patients and will enable the identification of plasma kallikrein (bradykinin) mediated angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.  A laboratory based test is expected to begin clinical validation in 2013.

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

To date, we have entered into over 100 LFRP license agreements.  Currently, 18 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development, four of which are in Phase 3 trials, five are in Phase 2 and nine are in Phase 1.  In addition, one product has received market approval from the FDA.  Furthermore, we estimate that our licensees and collaborators have over 70 additional product candidates in various stages of research and preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  Generally, we receive milestones and/or royalties from our licensees and collaborators to the extent these product candidates advance in development and are ultimately commercialized.  If commercialized, we expect to receive royalties from commercial sales beginning in 2014.

Under loan arrangements with affiliates of HealthCare Royalty Partners, formerly Cowen Healthcare Partners (HC Royalty), we have obtained debt funding which has a principal balance of $77.9M as of June 30, 2012, secured exclusively by the LFRP.

The chart below provides a summary of the clinical stage product candidates under the LFRP and is based on information publicly disclosed by licensees.  Certain of these product candidates are in multiple clinical trials for various indications.

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

●
Funded Research. Under our funded research program, we have performed funded research for various collaborators using our phage display libraries to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators.  Funded research agreements provide for fees, technical and development milestones, and royalties based on any future product sales.  Our funded research collaborators with products currently in development include Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack, and Emergent BioSolutions (formerly known as Trubion).

●
Patent Licenses. Under our patent license program, we previously granted other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use certain of our phage display patents to discover and develop biologic compounds for use in specified fields.  The last of these patents will expire in November 2012.  We do not anticipate entering into future agreements for this patent portfolio after expiry.  We do not expect the expiration of these patents to have a material impact on our LFRP business.

We expect to continue to enter into library licenses and collaborations to maximize the strategic value of our LFRP.

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenues.  Total revenues for the three months ended June 30, 2012 (the 2012 Quarter) were $14.0 million, compared with $21.9 million for the three months ended June 30, 2011 (the 2011 Quarter).

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

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2012 Quarter, product sales of KALBITOR increased to $9.2 million, net of product discounts and allowances of $767,000 compared with product sales of $5.2 million, net of product discounts and allowances of $227,000 during the 2011 Quarter.  The 2012 increase in net sales was primarily due to additional KALBITOR units sold in the 2012 Quarter, as well as an increase in the selling price of KALBITOR in 2012.

During the three months ended June 30, 2012 and 2011, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2012	2011

Total gross product sales	$9,931	$5,411

Prompt pay and other discounts	$(355)	$(149)
Government rebates and chargebacks	(301)	(58)
Returns	(111)	(20)
Product sales allowances	$(767)	$(227)
Total product sales, net	$9,164	$5,184

Total product sales allowances as a percent of gross product sales	7.7%	4.2%

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $4.9 million in the 2012 Quarter and $16.7 million in the 2011 Quarter, which included $10.7 million recognized in connection with our amended agreement with Sigma-Tau.

Cost of Product Sales. We incurred $416,000 of costs associated with product sales during the 2012 Quarter and $282,000 of costs associated with product sales during the 2011 Quarter.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2012.  When this supply has been fully depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
KALBITOR development costs	$5,526	$5,817
Other research and development expenses	2,506	2,961
LFRP pass-through fees	621	1,306
Research and development expenses	$8,653	$10,084

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

Total research and development costs decreased in the 2012 Quarter primarily due to the lower internal costs associated with the 2012 restructuring.  Included in the 2012 KALBITOR development costs were $2.2 million of expenses of associated with our Phase 2 clinical study, using ecallantide for the treatment of ACEI-AE.  This amount includes the cost of concluding the Phase 2 clinical study, which was discontinued in June 2012, and terminating any contractual obligations.  It is not expected that there will be significant ongoing costs associated with the discontinued clinical study.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2012 and 2011 Quarters were $10.4 million and $9.1 million, respectively.  Costs increased during the 2012 Quarter primarily due to continued expansion of infrastructure and initiatives to support further commercialization of the KALBITOR product.

Interest Expense.  Interest expense was $2.5 million in the 2012 Quarter compared to $2.6 million in the 2011 Quarters. Based on the modification of the HC Royalty loan in December 2011, we record interest expense in 2012 using the effective interest rate method for the different tranches of the HC Royalty loan.  This effective interest rate is approximately 12.8%.  In 2011, we recorded interest expense at the stated interest rate for each tranche, which in total was approximately 17.4%.

Six Months Ended June 30, 2012 and 2011

Revenues.  Total revenues for the six months ended June 30, 2012 (the 2012 Period) were $25.5 million, compared with $30.1 million for the six months ended June 30, 2011 (the 2011 Period).

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

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  For the 2012 Period, product sales of KALBITOR increased to $17.2 million, net of product discounts and allowances of $1.4 million compared with product sales of $9.3 million, net of product discounts and allowances of $413,000 during the 2011 Period.  The 2012 increase in net sales was primarily due to additional KALBITOR units sold in the 2012 Period, as well as an increase in the selling price of KALBITOR in 2012.

During the six months ended June 30, 2012 and 2011, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2012	2011

Total gross product sales	$18,540	$9,704

Prompt pay and other discounts	$(643)	$(255)
Government rebates and chargebacks	(536)	(144)
Returns	(187)	(14)
Product sales allowances	$(1,366)	$(413)
Total product sales, net	$17,174	$9,291

Total product sales allowances as a percent of gross product sales	7.4%	4.3%

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $8.3 million in the 2012 Period and $20.8 million in the 2011 Period, which included $11.9 million recognized in connection with our amended agreement with Sigma-Tau.

Cost of Product Sales. We incurred $1.0 million of costs associated with product sales during the 2012 Period and $521,000 of costs associated with product sales during the 2011 Period.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2012.  When this supply has been fully depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
KALBITOR development costs	$10,569	$10,420
Other research and development expenses	4,862	5,709
LFRP pass-through fees	1,075	1,450
Research and development expenses	$16,506	$17,579

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

Total research and development costs decreased in 2012 primarily due to the lower internal costs associated with the 2012 restructuring. KALBITOR development costs in the 2012 Period include costs of $3.0 million associated with our Phase 2 clinical study that was initiated during 2011, using ecallantide for the treatment of ACEI-AE.  This amount includes the cost of concluding the Phase 2 clinical study, which was discontinued in June 2012, and terminating any contractual obligations.  It is not expected that there will be significant ongoing costs associated with the discontinued clinical study.

Costs associated with obtaining regulatory approval for the treatment of HAE in territories outside the United States were $56,000 and $1.4 million during 2012 and 2011, respectively.  These amounts were reimbursed by Sigma Tau and such payments are recorded as development and license fee revenue in our results of operations.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2012 and 2011 Periods were $20.8 million and $18.3 million, respectively.  Costs increased during the 2012 Period primarily due to continued expansion of infrastructure and initiatives to support further commercialization of the KALBITOR product.

Restructuring.  In February 2012, we implemented a realignment of our business which included a workforce reduction.  As a result, we recorded restructuring charges of approximately $1.4 million.

Interest Expense.  Interest expense was $5.1 million in the 2012 Period compared to $5.2 million in 2011. Based on the modification of the HC Royalty loan in December 2011, we record interest expense in 2012 using the effective interest rate method for the different tranches of the HC Royalty.  This effective interest rate is approximately 12.8%.  In 2011, we recorded interest expense at the stated interest rate for each tranche, which in total was approximately 17.4%.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$29,531	$31,468
Short-term investments	9,054	26,036
Total cash, cash equivalents and investments	$38,585	$57,504

The following table summarizes our cash flow activity for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Net cash used in operating activities	$(17,762)	$(21,381)
Net cash provided by investing activities	14,393	11,724
Net cash provided by (used in) financing activities	1,432	(1,038)
Net decrease in cash and cash equivalents	$(1,937)	$(10,695)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through June 30, 2012, we have funded our operations through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $397 million, and from borrowed funds under our loan agreement with HC Royalty, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our financial guidance is that we expect to be at cash-flow breakeven during 2013.

Operating Activities

The principal use of cash in our operations during the 2012 Period was to fund our net loss, which was $19.2 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $456,000, depreciation and amortization costs of $612,000 and stock-based compensation expense of $2.0 million.  In addition to non-cash charges, we also had net cash out-flow due to changes in other operating assets and liabilities, including an increase in inventory of $2.9 million, a decrease in other assets of $2.7 million and a decrease in deferred revenue of $2.4 million associated with revenue recognized for library licenses that was previously deferred.

The principal use of cash in our operations during the 2011 Period was to fund our net loss, which was $11.3 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $123,000, depreciation and amortization costs of $794,000 and stock-based compensation expense of $2.2 million.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including an increase in inventory of $5.2 million, an increase in accounts receivable of $5.4 million, a decrease in deferred revenue of $3.6 million for previously deferred revenue recognized from our agreement with Sigma-Tau, and an increase in accounts payable and accrued expenses of $1.2 million.

Investing Activities

Our investing activities for the 2012 Period primarily consisted of investments which matured of $23.0 million, as well as a decrease of $1.3 million in restricted cash resulting from the release of the letter of credit that had been issued as a security deposit under the lease of our previous headquarters in Cambridge, Massachusetts.  These are offset by the purchase of $3.8 million of fixed assets primarily made up of leasehold improvements for the new Burlington facility, of which $2.6 million was covered by a tenant improvement allowance and $1.4 million was financed through an equipment loan arrangement.

Our investing activities for the 2011 Period primarily consisted of investments which matured of $11.0 million, as well as a decrease of $922,000 in restricted cash primarily from the contractual reduction of the letter of credit that served as our security deposit for the lease of our former facility in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the 2012 Quarter consisted of a drawdown of $1.4 million under an equipment loan arrangement, as well as the repayment of long-term debt totaling $129,000, including $96,000 to HC Royalty.

Our financing activities for the 2011 Period consisted of net proceeds of $323,000 from the sale of 151,515 shares of our common stock, as well as repayments of long-term debt totaling $1.5 million including $1.1 million to HC Royalty.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended June 30, 2012.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2012, we had cash, cash equivalents and investments of approximately $38.6 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2012, we had $80.0 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of June 30, 2012 we had an accumulated deficit of approximately $496.1 million.  We expect to incur additional net losses in 2012 as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

We may not be able to gain or maintain market acceptance among the medical community or patients for KALBITOR, which would prevent us from achieving or maintaining profitability in the future.

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

●
ViroPharma Inc. — ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma has also completed two Phase 2 trials evaluating subcutaneous administration of Cinryze.  One of these trials evaluated a formulation that uses a proprietary drug delivery platform from Halozyme.

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

●
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the US for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Berinert to include self-administration after proper training by a healthcare professional.  Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE.  CSL Behring announced in May 2012 that they had commenced an international Phase I/II study of a volume-reduced subcutaneous formulation of C1-INH which will evaluate the pharmacokinetics, pharmacodynamics and safety of various doses of C1-INH.

●
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest™, which is administered intravenously.  Ruconset is approved in the EU for the treatment of acute HAE attacks in adult patients.  In the US, Pharming's recombinant C1-esterase inhibitor is known as Rhucin®. In July 2012, Pharming and US partner Santarus announced they had reached full recruitment in their Phase 3 trial for Ruconest. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

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

We currently have a long-term commercial supply agreement with Fujifilm, under which FujiFilm has committed to be available to manufacture ecallantide drug substance through 2020.  In addition, we believe that our existing supply of ecallantide drug substance will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2016.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm is unable to dependably meet our demands for ecallantide drug substance, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

Any new biopharmaceutical product candidates we develop must undergo rigorous clinical trials which could substantially delay or prevent their development or marketing.

In addition to KALBITOR, we are evaluating ecallantide in further indications and are developing DX-2930, another potential biopharmaceutical product.  Before we can commercialize any biopharmaceutical product candidate, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies.  This process is lengthy and expensive, and approval is never certain.  Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval.  We cannot accurately predict when planned clinical trials will begin or be completed.  Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating.  As a result of all of these factors, our future trials may take longer to enroll patients than we anticipate.  Such delays may increase our costs and slow down our product development and the regulatory approval process.  Our product development costs will also increase if we need to perform more or larger clinical trials than planned.  The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

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

In addition, for us to continue to receive any significant payments from our LFRP related licenses and collaborations and generate sufficient revenues to meet the required payments under our agreement with HC Royalty, the relevant product candidates must advance through clinical trials, establish safety and efficacy, and achieve regulatory approvals, obtain market acceptance and generate revenues.

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

Before we and our collaborators can market some of our processes or products, we and our collaborators may need to obtain licenses from other parties who have patent or other intellectual property rights covering those processes or products.  Third parties have patent rights related to phage display, particularly in the area of antibodies.  While we have gained access to key patents in the antibody area through the cross licenses with Affimed Therapeutics AG, Affitech AS, Biosite Incorporated (now owned by Alere Inc.), Cambridge Antibody Technology Limited or CAT (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly-owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ireland Limited, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product.  In addition, we may choose to license patent rights from other third parties.  In order for us to commercialize a process or product, we may need to license the patent or other rights of other parties.  If a third party does not offer us a needed license or offers us a license only on terms that are unacceptable, we may be unable to commercialize one or more of our products.  If a third party does not offer a needed license to our collaborators and as a result our collaborators stop work under their agreement with us, we might lose future milestone payments and royalties, which would adversely affect us.  If we decide not to seek a license, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses.  If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products and could require us to pay substantial monetary damages.

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

Failure to meet our HealthCare Royalty Partners (HC Royalty) debt service obligations could adversely affect our financial condition and our loan agreement obligations could impair our operating flexibility.

We have loans with affiliates of HC Royalty which have an aggregate principal balance of $77.9 million at June 30, 2012.  The loans bear interest at rates ranging from 13% to 21.5% per annum payable quarterly, and unless refinanced in August 2012 under a commitment from HC Royalty, will have maturities commencing in June 2013.  In connection with the initial loan, we have entered into a security agreement granting HC Royalty a security interest in substantially all of the assets related to our LFRP.  We are required to repay the loans based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at HC Royalty’s option, including a prepayment premium obligation which will expire in 2015.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

Our obligations under the HC Royalty agreement require that we dedicate a substantial portion of cash flow from our LFRP receipts to service the loan, which will reduce the amount of cash flow available for other purposes.  If the LFRP fails to generate sufficient receipts to fund quarterly principal and interest payments to HC Royalty, we will be required to fund such obligations from cash on hand or from other sources, further decreasing the funds available to operate our business.  In the event that amounts due under the loan are accelerated, payment would significantly reduce our cash, cash equivalents and short-term investments and we may not have sufficient funds to pay the debt if any of it is accelerated.

As a result of the security interest granted to HC Royalty, we are restricted in our ability to sell our rights to part or all of those assets, or take certain other actions, without first obtaining permission from HC Royalty.  This requirement could delay, hinder or condition our ability to enter into corporate partnerships or strategic alliances with respect to these assets.

The obligations and restrictions under the HC Royalty agreement may limit our operating flexibility, make it difficult to pursue our business strategy and make us more vulnerable to economic downturns and adverse developments in our business.

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

Item 5. OTHER INFORMATION

The Company and Fujifilm entered into an agreement, effective as of June 29, 2012, for the commercial manufacture and supply of bulk drug substance for KALBITOR® (ecallantide).  Pursuant to the agreement, Fujifilm has committed to be available to the Company to manufacture bulk drug substance through 2020.  The agreement is non-exclusive and the Company has no financial obligations under the agreement other than for any binding orders it may place from time to time for drug substance.

Item 6 – EXHIBITS
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

10.1†
Fourth Amendment to Joint Development and License Agreement by and between the Company and Sigma-Tau Rare Diseases S.A., as successor-in-interest to Defiante Farmaceutica S.A. dated as of May 29, 2012.  Filed herewith.

10.2†
Fifth Amendment to Joint Development and License Agreement by and between the Company and Sigma-Tau Rare Diseases S.A., as successor-in-interest to Defiante Farmaceutica S.A. dated as of June 21, 2012.  Filed herewith.

10.3†	Agreement by and between the Company and Fujifilm Diosynth Biotechnologies UK Limited, dated as of June 29, 2012. Filed herewith.

10.4
Amended and Restated 1995 Equity Incentive Plan of the Company. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 000-24537) filed on June 28, 2012 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements. [confirm now subject to detailed tagging]

*
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

Date: August 2, 2012
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

10.1†
Fourth Amendment to Joint Development and License Agreement by and between the Company and Sigma-Tau Rare Diseases S.A., as successor-in-interest to Defiante Farmaceutica S.A. dated as of May 29, 2012.  Filed herewith.

10.2†
Fifth Amendment to Joint Development and License Agreement by and between the Company and Sigma-Tau Rare Diseases S.A., as successor-in-interest to Defiante Farmaceutica S.A. dated as of June 21, 2012.  Filed herewith.

10.3†	Agreement by and between the Company and Fujifilm Diosynth Biotechnologies UK Limited, dated as of June 29, 2012. Filed herewith.

10.4
Amended and Restated 1995 Equity Incentive Plan of the Company. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 000-24537) filed on June 28, 2012 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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