Form 10-Q
period 2012-09-30
DYAX CORP
filed 2012-10-29
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 18, 2012:99,195,806

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,346	$31,468
Short-term investments	9,043	26,036
Accounts receivable, net of allowances for doubtful accounts of $45 and $115 at September 30, 2012 and December 31, 2011, respectively	7,490	6,092
Inventory	3,838	2,121
Current portion of restricted cash	—	1,266
Other current assets	2,314	4,968
Total current assets	44,031	71,951
Fixed assets, net	5,288	4,881
Restricted cash	1,100	1,100
Other assets	6,742	5,443
Total assets	$57,161	$83,375
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$10,949	$15,318
Current portion of deferred revenue	5,943	6,637
Current portion of long-term obligations	399	101
Other current liabilities	—	1,709
Total current liabilities	17,291	23,765
Deferred revenue	6,906	9,265
Notes payable	77,191	75,372
Long-term obligations	1,045	—
Deferred rent and other long-term liabilities	3,087	2,372
Total liabilities	105,520	110,774
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 99,140,550 and 98,798,065 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	991	988
Additional paid-in capital	451,996	448,527
Accumulated deficit	(501,352)	(476,921)
Accumulated other comprehensive income	6	7
Total stockholders' deficit	(48,359)	(27,399)
Total liabilities and stockholders' deficit	$57,161	$83,375

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$10,814	$6,597	$27,988	$15,888
Development and license fee revenues	2,287	3,535	10,632	24,333
Total revenues, net	13,101	10,132	38,620	40,221

Costs and expenses:
Cost of product sales	493	260	1,447	781
Research and development expenses	6,158	8,659	22,664	26,238
Selling, general and administrative expenses	9,117	8,790	29,872	27,120
Restructuring costs	—	—	1,440	—
Total costs and expenses	15,768	17,709	55,423	54,139
Income (loss) from operations	(2,667)	(7,577)	(16,803)	(13,918)

Other income (expense):
Interest income	5	382	22	544
Interest and other expenses	(2,548)	(2,528)	(7,650)	(7,690)
Total other expense	(2,543)	(2,146)	(7,628)	(7,146)
Net loss	(5,210)	(9,723)	(24,431)	(21,064)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	4	(27)	(1)	(18)
Comprehensive loss	$(5,206)	$(9,750)	$(24,432)	$(21,082)

Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.25)	$(0.21)
Shares used in computing basic and diluted net loss per share	99,069,928	98,748,086	98,896,984	98,720,137

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(24,431)	$(21,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	49	190
Depreciation and amortization of fixed assets and intangible assets	826	973
Non-cash interest expense	1,915	1,612
Compensation expenses associated with stock-based compensation plans	2,775	3,110
Provision for doubtful accounts	(35)	10
Gain on sale of fixed assets	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,363)	(1,485)
Other current assets	2,654	271
Inventory	(3,130)	(5,075)
Other long-term assets	151	(247)
Accounts payable and accrued expenses	(3,589)	(1,540)
Deferred revenue	(3,053)	(4,010)
Long-term deferred rent	715	(30)
Net cash used in operating activities	(26,626)	(27,285)
Cash flows from investing activities:
Purchase of investments	(6,057)	(3,021)
Proceeds from maturity of investments	23,000	28,502
Purchase of fixed assets	(3,834)	(236)
Restricted cash	1,266	(178)
Proceeds from sale of fixed assets	200	—
Net cash provided by investing activities	14,575	25,067
Cash flows from financing activities:
Net proceeds from sale of common stock	—	323
Repayment of long-term obligations	(135)	(1,584)
Proceeds from long-term obligations	1,382	—
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	682	159
Net cash provided by (used in) financing activities	1,929	(1,102)
Net decrease in cash and cash equivalents	(10,122)	(3,320)
Cash and cash equivalents at beginning of the period	31,468	18,601
Cash and cash equivalents at end of the period	$21,346	$15,281
Supplemental disclosure of cash flow information:
Interest paid	$7,431	$6,923

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company with two business elements:

●	Angioedema Franchise

The principal focus of the Company's efforts is to identify, develop and commercialize treatments for angioedemas that are identified as plasma kallikrein (bradykinin) mediated (PKM), including hereditary angioedema (HAE) and idiopathic angioedema.

The Company developed KALBITOR® (ecallantide) on its own and since February 2010, the Company has been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, the Company has established partnerships to obtain regulatory approval for and to commercialize KALBITOR in certain markets and is evaluating opportunities in others.

The Company is expanding its franchise for the treatment of angioedemas in the following ways:

●	Identifying diagnostic strategies to assist in the differentiation between histamine-mediated and plasma kallikrein (bradykinin) mediated angioedema, including development of a laboratory test.

●	Continuing the development of DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to prophylactically treat PKM angioedemas.

●	Phage Display Licensing and Funded Research Program
The Company leverages its proprietary phage display technology through its Licensing and Funded Research Program, referred to as the LFRP.  This program has provided the Company a portfolio of product candidates being developed by its licensees, which currently includes 18 product candidates in various stages of clinical development, including three in Phase 3 trials.  The LFRP generated revenue of approximately $15 million in 2011 and $9 million for the nine months ended September 30, 2012.  To the extent that the Company’s licensees commercialize some of the Phase 3 product candidates, milestone and royalty revenues under the LFRP are expected to experience significant growth.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The accompanying December 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At September 30, 2012 and December 31, 2011, approximately 92% and 61% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  As of September 30, 2012, two customers accounted for 45% and 33% of the accounts receivable balance.  These two customers also accounted for approximately 43% and 34% of the Company's accounts receivable balance as of December 31, 2011, all of which were collected in the first quarter of 2012.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2012, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $27.9 million, and had an unrealized gain of $6,000.  As of December 31, 2011, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $34.9 million, and had an unrealized gain of $7,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets, consisting primarily of fixed assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed to the customer.  Product sales are recorded net of applicable reserves for trade prompt pay and other discounts, government rebates, patient assistance programs, product returns and other applicable allowances.

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

Prompt Payment and Other Discounts.  The Company offers a prompt payment discount to its United States distributors.  Since the Company expects that these distributors will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  The accrual is adjusted quarterly to reflect actual earned discounts.

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

Product Returns.  Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company does not provide its distributors with a general right of product return. It permits returns if the product is damaged or defective when received by customers or if the product has expired.  The Company estimates product returns based upon historical trends in the pharmaceutical industry, trends for similar products sold by others and data provided by a distributor.

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

Patent Licenses.  The Company previously licensed its phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.  The last of these patents will expire in November 2012.  Even after patent expiration, the Company generally remains eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration, although certain existing patent licenses will no longer have a royalty obligation.  The Company does not expect the expiration of these patents to have a material impact on its LFRP business.

Standard terms of the patent rights agreements include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and/or royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement or through the date of patent expiry, if shorter, except that in the case of perpetual patent licenses for which fees were recognized immediately if it was determined that the Company had no future obligations under the agreement and the payments were made upfront.  Milestones are recognized as revenue in the period in which the milestone is achieved, and royalty revenue is recognized upon the sale of the related products, since the Company has no remaining performance obligations under the agreement.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and nine months ended September 30, 2012 and 2011 do not include the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At September 30, 2012 and December 31, 2011, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three and nine months ending September 30, 2012 the Company recorded other income of $10,000 and other expense of $3,000, respectively, for the translation of foreign currency.  For the three and nine months ending September 30, 2011 the Company recorded other expense of $32,000 and other income of $15,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended September 30, 2012 and 2011 and, therefore, are excluded from the calculation of diluted net loss per share.

Stock options and warrants to purchase a total of 11,379,953 and 11,682,969 shares of common stock were outstanding at September 30, 2012 and 2011, respectively.

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

3. SIGNIFICANT TRANSACTIONS

Sigma-Tau

In June 2010, the Company entered into a strategic collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.) (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean and certain Asian territories (the second amendment).  Three subsequent amendments to this agreement eliminated rights that Dyax had previously granted to Sigma-Tau for the Asian territories, the Middle East, North Africa, Latin America and the Caribbean.

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

Under the terms of the fourth and fifth amendments, Sigma-Tau’s rights to the Middle East, Latin America and the Caribbean were eliminated.  The Company agreed to make payments to Sigma-Tau ranging from 5%-12.5% of the amounts received by the Company as a result of any future product sales for certain countries in these territories.

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

Under the terms of the original agreement and first amendment, the Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license and development, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting included the product license, the committed future development services and the steering committee involvement. These deliverables were grouped into one unit of accounting due to the lack of objective and reliable evidence of fair value.  The second unit of accounting related to the manufacturing services, and was determined to meet all of the criteria to be a separate unit of accounting.  The Company had the ability to estimate the scope and timing of its involvement in the future development of the program, as the Company's obligations under the development period are clearly defined.  Therefore, the Company recognized revenue related to the first unit of accounting utilizing a proportional performance model based on the actual effort performed in proportion to the total estimated level of effort.  Under this model, the Company estimated the level of effort to be expended over the term of the agreement and recognized revenue based on the lesser of the amount calculated based on proportional performance of total expected revenue or the amount of non-refundable payments earned.  As of the date of the second amendment, $4.8 million of revenue had been recognized for the first unit of accounting and $2.4 million of deferred revenue remained.  To date, no revenue has been recognized related to manufacturing services, as no such services have been provided.

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

The Company recognized revenue of approximately $69,000 and $156,000 related to the Sigma-Tau agreement, as amended, for the three and nine months ended September 30, 2012, respectively, and $280,000 and $12.2 million related to this agreement for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Company has deferred $111,000 and $158,000, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets at such dates.  The deferred revenue balance at September 30, 2012, relates to the joint steering committee obligation which is estimated to continue until 2014.

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

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting includes the product license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  At this time the scope and timing of the future development of ecallantide for the treatment of HAE and other indications in the CMIC territory are the joint responsibility of the Company and CMIC and therefore, the Company cannot reasonably estimate the level of effort required to fulfill its obligations under the first unit of accounting.  As a result, the Company is recognizing revenue under the first unit of accounting on a straight-line basis over the estimated development period of ecallantide for the treatment of HAE in the CMIC territory through 2016.

The Company recognized revenue of approximately $189,000 and $566,000 related to this agreement for the three and nine months ended September 30, 2012, respectively and approximately $148,000 and $444,000 for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2012 and December 31, 2011, the Company has deferred approximately $2.7 million and $3.3 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18,893	$18,893	$—	$—
Marketable debt securities	9,043	—	9,043	—
Total	$27,936	$18,893	$9,043	$—

Description (in thousands)	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,825	$8,825	$—	$—
Marketable debt securities	26,036	—	26,036	—
Total	$34,861	$8,825	$26,036	$—

The following tables summarize the Company’s marketable securities at September 30, 2012 and December 31, 2011, in thousands:

	September 30, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$9,037	$6	$—	$9,043
US Treasury Bills and Notes (due after 1 year through 2 years)	—	—	—	—
Total	$9,037	$6	$—	$9,043

	December 31, 2011
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$23,013	$7	$—	$23,020
US Treasury Bills and Notes (due after 1 year through 2 years)	3,016	—	—	3,016
Total	$26,029	$7	$—	$26,036

As of September 30, 2012 and December 31, 2011, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of September 30, 2012 and December 31, 2011, the Company’s short-term investments consisted of U.S. Treasury notes and bills valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources. The Company has classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

In December 2009, the Company received marketing approval of KALBITOR from the FDA. Costs associated with the manufacture of KALBITOR prior to regulatory approval were expensed when incurred, and therefore were not capitalized as inventory.  As a result, the Company’s finished goods inventory does not include all costs of manufacturing drug substance currently being sold.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory.  Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's balance sheet. As of September 30, 2012, approximately $6.4 million of inventory is classified as non-current.

Inventory consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw Materials	$1,116	$1,429
Work in Progress	8,189	5,474
Finished Goods	887	119
Total	$10,192	$7,022

The Company has revised the classification for $4.9 million of inventory from current assets to non-current other assets for the year ended December 31, 2011, to correct the classification of inventory based on the projected sale of inventory beyond the Company's normal operating cycle. The Company concluded this error was not material to the prior period financial statements.

6. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Laboratory equipment	$7,629	$9,103
Furniture and office equipment	1,588	1,095
Software and computers	4,711	4,445
Leasehold improvements	4,502	6,845
Construction in process	—	3,960
Total	18,430	25,448
Less: accumulated depreciation and amortization	(13,142)	(20,567)
	$5,288	$4,881

Depreciation expense for the three and nine months ended September 30, 2012 was approximately $246,000 and $824,000, respectively, and $315,000 and $971,000 for the three and nine months ended September 30, 2011, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable	$1,659	$2,927
Accrued employee compensation and related taxes.	3,495	4,529
Accrued expenses	1,884	1,591
Accrued license fees	74	—
Accrued legal	470	214
Accrued leasehold improvements	—	2,472
Accrued restructuring	139	—
Accrued sales allowances	921	525
Other accrued liabilities	2,307	3,060
Total	$10,949	$15,318

8. NOTES PAYABLE

HealthCare Royalty Partners

In August 2012, the Company completed an agreement with an affiliate of HealthCare Royalty Partners, formerly Cowen Healthcare Partners (HC Royalty) entered into in December 2011, to refinance its existing loans with HC Royalty.  As of the refinancing, the aggregate principal amount of the new loan was $80.5 million, consisting of a $21.7 million Tranche A Loan and a $58.8 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly.  The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the Loan, the Company entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the license of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs.

Under the terms of the Loan agreement, the Company is required to repay the Loan based on the annual net LFRP receipts.  Until September 30, 2016, required payments are equal to the sum of 75% of the first $15.0 million in specified annual LFRP receipts and 25% of specified annual LFRP receipts over $15.0 million.  After September 30, 2016, and until the maturity date or the complete repayment of the Loan, HC Royalty will receive 90% of all included LFRP receipts.  If the HC Royalty portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the Loan.  If the HC Royalty portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash by the Company. After five years from the dates of the Tranche A Loan and the Tranche B Loan, respectively, the Company must repay to HC Royalty all additional accumulated principal above the original loan amounts of $21.7 million and $58.8 million, respectively.

Tranche A Loan

In December 2011, the Company entered into an agreement with an affiliate of HC Royalty and received a loan of $20 million (Tranche A Loan) and a commitment to refinance the amounts outstanding under the Company’s March 2009 amended and restated loan agreement (the March 2009 loan agreement) at a reduced interest rate in August 2012.  The Tranche A Loan was unsecured and accrued interest at an annual rate of 13% through August 2012, at which time the Tranche A Loan and its accrued interest was combined with 102% of the unpaid principal and accrued interest outstanding under the March 2009 loan agreement upon the closing of the Tranche B Loan.

Upon execution of the Tranche A Loan, the terms of the Original Loans (defined below) were determined to be modified under ASC 470.  Accordingly, during the three and nine months ending September 30 2012, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.5%.

Upon modification of the debt arrangement, the note payable balance related to the Tranche A Loan was reduced by $193,000 to reflect payment of legal fees in conjunction with the loan; these fees are being accreted over the life of the Loan, through August 2018.

Tranche B Loan

In 2008 and 2009, the Company entered into loan agreements with an affiliate of HC Royalty that provided aggregate loan proceeds of $65.0 million (the Original Loans), which  had an outstanding  principal and accrued interest balance of $57.6 million at the time of their refinancing in August 2012 (Tranche B Loan).  The Original Loans bore interest at an annual rate of 17.4%, payable quarterly, and were secured by the Company’s LFRP.

In connection with the Original Loans, the Company issued affiliates of HC Royalty warrants to purchase shares of the Company’s common stock.  In August 2008, the Company issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.50 per share.  This warrant expires in August 2016 and became exercisable in August 2009.  The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In March 2009, the Company issued HC Royalty a second warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share.  This warrant expires in August 2016 and became exercisable in March 2010.  The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on the Company's consolidated balance sheets.

The cash proceeds from the Original Loans were recorded as a note payable on the Company's consolidated balance sheet.  The note payable balance was reduced by $1.3 million for the fair value of the warrants issued, and by $580,000 for payment of HC Royalty’s legal fees in conjunction with the Tranche B Loan.  Prior to the December 2011 issuance of the Tranche A Loan, each of these amounts was being accreted over the life of the note through August 2016.  Subsequent to the modification of the debt arrangement in December 2011, the unamortized portion of these amounts is being accreted over the life of the Loan through August 2018.

The Loan principal balance at September 30, 2012 and December 31, 2011 was $80.5 million and $76.7 million, respectively.  For financial reporting purposes, the Loan is adjusted for discounts associated with the debt issuance, including warrants and fees.

Activity under the Loan is presented for financial reporting purposes, as follows (in thousands):

	September 30, 2012	December 31, 2011
Beginning balance	$75,372	$56,406
Accretion of discount	149	246
Loans activity:
Net proceeds from Tranche A Loan	—	20,000
Discount on Tranche A Loan	(43)	(150)
Interest Expense	7,437	9,932
Payments applied to principal	(96)	(1,129)
Payments applied to interest	(5,628)	(8,224)
Accrued interest payable	—	(1,709)
Ending balance	$77,191	$75,372

The estimated fair value of the note payable was $80.5 million at September 30, 2012 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In June 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line, which will be financed over a 3-year term.  The outstanding balance of this loan was $1.4 million as of September 30, 2012.

9. FACILITY LEASE

In July 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts and in January 2012, the Company relocated its operations to the new facility.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serves as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  Through September 30, 2012, the Company capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility.  Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

10. RESTRUCTURING CHARGES

In February 2012, the Company realigned its business structure and implemented a number of strategic and operational initiatives.  As part of these initiatives, the Company terminated certain early stage, preclinical research and development programs and a workforce reduction was implemented.  As a result of the restructuring, during the nine months ended September 30, 2012, the Company recorded one-time charges of approximately $1.4 million, which included severance and benefits related charges of approximately $1.2 million, outplacement costs of approximately $120,000, stock compensation expense of $56,000 for amendments to the exercise schedules to certain options and other exit costs of $90,000.  All restructuring costs are expected to be paid by December 31, 2012, including $139,000 which is accrued and unpaid as of September 30, 2012.  No additional charges are expected in future periods related to this restructuring.

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

At the Annual Meeting of Stockholders held in May 2012 (the Annual Meeting), the Company’s shareholders approved a stock option exchange program for employees, executive officers and non-employee directors.  Under this option exchange program, outstanding options to purchase an aggregate of 4,192,310 shares of the Company’s common stock were exchanged for new options to purchase an aggregate of 2,473,596 shares of the Company’s common stock at an exercise price equal to $2.06 per share, which was the closing price of the Company’s common stock on the grant date of June 20, 2012.  All new options issued in the option exchange program are subject to a new, extended vesting schedule, the terms of which differ depending on the holder’s status as an executive, director or non-executive employee.  The new options have a term equal to the greater of (i) the term of the original options for which they were exchanged, or (ii) five years from date of grant.  The new options had a fair value approximately equal to the fair value of the surrendered options, based on a Black-Scholes option pricing model applied immediately prior to commencement of the exchange program.  Accordingly, approximately $25,000 and $28,000 of expense was recorded during the three and nine months ended September 30, 2012 related to the modification of the exchanged options.

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

At September 30, 2012, a total of 6,137,673 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $15,000 and $32,000 for the three and nine months ended September 30, 2012, respectively, and $8,000 and $32,000, respectively, for the three and nine months ended September 30, 2011.  There were 48,748 and 87,188 shares purchased under the Plan during the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, a total of 408,165 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense related to:
Equity Incentive Plan	$733	$883	$2,744	$3,078
Employee Stock Purchase Plan	15	8	32	32
	$748	$891	$2,776	$3,110

Stock-based compensation expense charged to:
Research and development	$198	$273	$576	$896

Selling, general and administrative	$550	$618	$2,145	$2,214

Restructuring charges	$—	$—	$55	$—

Stock-based compensation expense capitalized into inventory was $9,000 and $15,000 for the three and nine months ended September 30, 2012, respectively, and $18,000 and $25,000 for the three and nine months ended September 30, 2011, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the three and nine months ending September 30, 2012 included $46,000 and $428,000, respectively, related to the modification of certain stock options.

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

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of September 30, 2012, the Company had no unrecognized tax benefits.

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

As of December 31, 2011, the Company had federal tax net operating loss carryforwards (NOLs) of $315.6 million available to reduce future taxable income, which expire at various times beginning in 2012 through 2031.  The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $57.2 million as of December 31, 2011 available to reduce future tax liabilities, which will expire at various dates beginning in 2012 through 2031.  The Company had state tax net operating loss carryforwards of approximately $151.9 million as of December 31, 2011 available to reduce future taxable income in the Commonwealth of Massachusetts and other states, which will expire at various dates beginning in 2012 through 2031.  The Company also had state research and development and investment tax credit carryforwards of approximately $7.2 million as of December 31, 2011 available to reduce future tax liabilities, which expire at various dates beginning in 2012 through 2026.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state and foreign provisions.  Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period.  During 2012, the Company completed a study through December 31, 2011, to determine whether any ownership change has occurred since the Company's formation and has determined that transactions have resulted in two ownership changes, as defined by Section 382.  There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

As of December 31, 2011, the Company’s federal tax NOLs available to reduce future taxable income without limitation are $243.5 million, which expire at various times beginning in 2024 through 2031.  The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2011 available to reduce future tax liabilities without limitation are $51.7 million, which will expire at various dates beginning in 2024 through 2031.  In addition the Company has NOLs and federal tax credits that are restricted and expire at various times beginning in 2012 through 2024.  These restricted NOLs and federal tax credits of $72.1 million and $5.5 million, respectively, may be utilized in part, subject to an annual limitation.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR® (ecallantide) for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and costs, and the potential benefits of new sales initiatives;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates to address kallikrein (bradykinin) mediated angioedemas;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the impact of the expiration of certain of our phage display patents under the LFRP; and

●	expected future revenues and operating results, including our financial guidance for 2012 and 2013.

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
The principal focus of our efforts is to identify, develop and commercialize treatments for angioedemas that are identified as plasma kallikrein (bradykinin) mediated (PKM), including hereditary angioedema (HAE) and idiopathic angioedema.

We developed KALBITOR (ecallantide) on our own, and since February 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, we have established partnerships to obtain regulatory approval for and to commercialize KALBITOR in certain markets and we are evaluating opportunities in others.

We are expanding our franchise for the treatment of angioedemas in the following ways:

●	Identifying diagnostic strategies to assist in the differentiation between histamine-mediated and PKM angioedema, including development of a laboratory test.

●	Continuing our development of DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to prophylactically treat PKM angioedemas.

●	Phage Display Licensing and Funded Research Program
We leverage our proprietary phage display technology through our Licensing and Funded Research Program, referred to as the LFRP.  This program has provided us a portfolio of product candidates being developed by our licensees, which currently includes 18 product candidates in various stages of clinical development, including three in Phase 3 trials.  The LFRP generated revenue of approximately $15 million in 2011 and $9 million for the nine months ended September 30, 2012.  To the extent that our licensees commercialize some of the Phase 3 product candidates, revenues under the LFRP are expected to experience significant growth.

ANGIOEDEMA FRANCHISE

We are focused on identifying and developing treatments for patients who experience PKM angioedema.  Using our phage display technology, we developed ecallantide, a compound shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema.  Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways.  Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including HAE and idiopathic angioedema, all of which are PKM angioedemas.

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

●
Identification of PKM angioedemas.  As part of extending the angioedema franchise, we have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of PKM angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  These tools are expected to be relevant to both normal C1esterase inhibitor (C1-INH) and C1-INH deficient patients and will enable the identification of PKM angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.  A laboratory based test is expected to begin clinical validation in 2013.

●
DX-2930 - Antibody for PKM angioedemas.  Leveraging our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat PKM angioedemas.  After completing a series of pharmacokinetic, tolerability and preclinical studies, we believe DX-2930 may be effective for prophylactically treating these indications.  We expect to file an Investigational New Drug application (IND) for this antibody in mid-2013.

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

These agreements have a term through November 2012, which will renew for an additional two years unless amended or terminated by the parties.  Each agreement contains customary termination provisions and may be terminated by us for any reason upon six months prior written notice.  We are currently evaluating the expansion of our network to include a limited number of additional specialty pharmacies.

In August 2011, we expanded our distribution network to provide home infusion of KALBITOR through a specialty pharmacy arrangement with Walgreens Infusion Services, Inc. (Walgreens).  Under this agreement, Walgreens provides eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by a healthcare professional, as well as treatment at Walgreens’ infusion centers.  This agreement has a term through December 2013 and will renew annually unless amended or terminated by the parties.

Single-Injection KALBITOR Formulation

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

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm).  Effective June 2012, we entered into an agreement with Fujifilm for the manufacture and supply of KALBITOR, under which Fujifilm has committed to be available to manufacture bulk drug substance through 2020.

The shelf-life of our frozen ecallantide drug substance is four years.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Stier at its facilities in Spokane, Washington under a commercial supply agreement. This process is known in the industry as the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of three years.

Our current inventory of filled drug product, together with drug substance inventory, when filled, is sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2016.

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

Sigma-Tau – We have a collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.), a subsidiary of Sigma-Tau SpA (Sigma-Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, Russia, Australia and New Zealand.  Under the terms of the agreement, as amended, Sigma-Tau made an aggregate of $7.0 million in upfront payments to us and also purchased 787,647 shares of our common stock for an aggregate purchase price of $3.0 million.  We are also eligible to receive up to $100 million in development and sales milestones related to ecallantide and royalties equal to 41% of net sales of product, as adjusted for product costs.  Under the terms of the amendments to our agreement with Sigma-Tau that eliminated its rights to the Middle East, Latin America and the Caribbean, we agreed to make payments to Sigma-Tau ranging from 5%-12.5% of the amounts received by us as a result of any product sales in certain countries in these territories.

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

CMIC has a clinical development plan that was established in consultation with the Japanese regulatory authorities.  CMIC has completed a twelve patient pharmacokinetic study and, to fulfill submission requirements, the company is required to complete an open-label study of ten patients that is scheduled to begin in the second half of 2012.  Assuming successful completion of the open-label study, CMIC plans to commercialize subcutaneous ecallantide for the treatment of HAE in Japan in 2014.

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

IDENTIFICATION OF PKM ANGIOEDEMAS

We have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of PKM angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  These tools are expected to be relevant to both normal C1-INH and C1-INH deficient patients and will enable the identification of PKM angioedema, including Type III HAE and angioedema of unknown origin, or idiopathic angioedema.  A laboratory based test is expected to begin clinical validation in 2013.

PLASMA KALLIKREIN ANTIBODY – DX-2930

We are currently in preclinical development of DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to prophylactically treat PKM angioedema.  DX-2930 provides the potential for a subcutaneous formulation, with a half-life which could enable less frequent dosing than currently available therapies and an advantageous immunogenicity profile.  We have completed a series of preliminary preclinical pharmacokinetic and tolerability studies and found DX-2930 to have relevant activity in animal models.  We expect to file an IND for this antibody in mid-2013.

LICENSING AND FUNDED RESEARCH PROGRAM

LFRP Product Development

We believe that our phage display libraries, which we have developed using our core technology and know-how, represent a leading technology in antibody discovery.  We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations.  To date, we have received more than $165 million under the LFRP, primarily related to license fees and milestones, including approximately $15 million of revenue in 2011 and $9 million for the nine months ended September 30, 2012.  The LFRP has the potential for substantially greater revenues, if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.

Currently, 18 product candidates generated by our licensees or collaborators under the LFRP portfolio are in clinical development.  In addition, one product has received market approval from the FDA.  Furthermore, our licensees and collaborators have 18 additional product candidates in various stages of preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  We will receive milestones and/or royalties from our licensees and collaborators for 11 of the 18 product candidates that are currently in clinical development, including three in Phase 3 and four in Phase 2 trials, to the extent these product candidates advance in development and are ultimately commercialized.  If commercialized, we expect to receive royalties from commercial sales as early as 2014.

The chart below provides a summary of the clinical stage product candidates under the LFRP for which we are eligible to receive milestones and/or royalties to the extent these candidates are developed and commercialized and is based on information publicly disclosed by licensees.  Certain of these product candidates are in multiple clinical trials for various indications.

*
Eli Lilly and Company announced in October 2012 that their REGARD clinical trial, a Phase 3 study of ramucirumab in patients with metastatic gastric cancer, met its primary endpoint of improved overall survival and also showed prolonged progression-free survival.  This trial was the first Phase 3 data read-out for ramucirumab, which is currently in five additional Phase 3 trials.

Under loan arrangements with affiliates of HC Royalty, we have obtained debt funding which has a principal balance of $80.5 million as of September 30, 2012, secured exclusively by the LFRP.

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

●
Funded Research. Under our funded research program, we have performed funded research for various collaborators using our phage display libraries to identify, characterize and optimize antibodies that bind to disease targets provided by the collaborators.  Funded research agreements provide for fees, technical and development milestones, and royalties based on any future product sales.  Our funded research collaborators with products currently in development include Baxter Healthcare, Biogen Idec, Merck Serono, Merrimack Pharmaceuticals, and Emergent BioSolutions (formerly known as Trubion).

●
Patent Licenses. Under our patent license program, we previously granted other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use certain of our phage display patents to discover and develop biologic compounds for use in specified fields.  The last of these patents will expire in November 2012.  We do not anticipate entering into future agreements for this patent portfolio after expiry.  In addition, certain existing patent licenses will no longer have a royalty obligation.  We do not expect the expiration of these patents to have a material impact on our LFRP business.

We expect to continue to enter into library licenses and funded research agreements to maximize the strategic value of our LFRP.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues.  Total revenues for the three months ended September 30, 2012 (the 2012 Quarter) were $13.1 million, compared with $10.1 million for the three months ended September 30, 2011 (the 2011 Quarter).

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

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2012 Quarter, product sales of KALBITOR increased to $10.8 million, net of product discounts and allowances of $789,000 compared with product sales of $6.6 million, net of product discounts and allowances of $334,000 during the 2011 Quarter.  The 2012 increase in net sales was primarily due to additional KALBITOR units sold, as well as an increase in the selling price.

During the three months ended September 30, 2012 and 2011, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2012	2011

Total gross product sales	$11,603	$6,931

Prompt pay and other discounts	$(382)	$(193)
Government rebates and chargebacks	(279)	(130)
Returns	(128)	(11)
Product sales allowances	$(789)	$(334)
Total product sales, net	$10,814	$6,597

Total product sales allowances as a percent of gross product sales	6.8%	4.8%

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $2.3 million in the 2012 Quarter and $3.5 million in the 2011 Quarter.

Cost of Product Sales. We incurred $493,000 of costs associated with product sales during the 2012 Quarter and $260,000 of costs associated with product sales during the 2011 Quarter.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2012.  When this supply has been fully depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
KALBITOR development costs	$3,513	$5,272
Other research and development expenses	2,405	2,556
LFRP pass-through fees	240	831
Research and development expenses	$6,158	$8,659

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The lower research and development expenses during the 2012 Quarter were related to the discontinuation during June 2012 of the clinical study of the use of ecallantide for the treatment of ACE inhibitor-induced angioedema.  All prior periods through June 2012 included costs related to conducting and ultimately discontinuing and closing out the study.  In addition, the 2012 Quarter reflects an expense decline due to lower personnel costs after the re-alignment around the angioedema and LFRP franchises in the first quarter of 2012.  Costs associated with obtaining regulatory approval for the treatment of HAE in territories outside the United States were $53,000 and $430,000 during the 2012 Quarter and 2011 Quarter, respectively.  These amounts were reimbursed by Sigma Tau and such payments are recorded as development and license fee revenue in our results of operations

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2012 and 2011 Quarters were $9.1 million and $8.8 million, respectively.  Costs increased during the 2012 Quarter primarily due to continued expansion of infrastructure and initiatives to support further commercialization of the KALBITOR product.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $2.6 million in the 2012 Quarter compared to $2.5 million in the 2011 Quarters. Based on the modification of the HC Royalty loan in December 2011, under which we received additional proceeds of $20 million, we record interest expense in 2012 using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.5%.  In 2011, we recorded interest expense at the stated interest rate for each tranche, which in total was approximately 17.4%.

Nine Months Ended September 30, 2012 and 2011

Revenues.  Total revenues for the nine months ended September 30, 2012 (the 2012 Period) were $38.6 million, compared with $40.2 million for the nine months ended September 30, 2011 (the 2011 Period).

Our financial guidance for total revenue in 2012 is $50 to $54 million, including KALBITOR sales of $36 to $40 million.

Product Sales.  For the 2012 Period, product sales of KALBITOR increased to $28.0 million, net of product discounts and allowances of $2.2 million compared with product sales of $15.9 million, net of product discounts and allowances of $746,000 during the 2011 Period.  The 2012 increase in net sales was primarily due to additional KALBITOR units sold, as well as an increase in the selling price.

During the nine months ended September 30, 2012 and 2011, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2012	2011

Total gross product sales	$30,143	$16,634

Prompt pay and other discounts	$(1,025)	$(447)
Government rebates and chargebacks	(814)	(274)
Returns	(316)	(25)
Product sales allowances	$(2,155)	$(746)
Total product sales, net	$27,988	$15,888

Total product sales allowances as a percent of gross product sales	7.1%	4.5%

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $10.6 million in the 2012 Period and $24.3 million in the 2011 Period, which included $12.2 million recognized in connection with our amended agreement with Sigma-Tau.

Cost of Product Sales. We incurred $1.4 million of costs associated with product sales during the 2012 Period and $781,000 of costs associated with product sales during the 2011 Period.  These costs primarily include the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during these periods.  The supply of KALBITOR produced prior to FDA approval is expected to meet anticipated commercial needs through 2012.  When this supply has been fully depleted, we expect our cost of product sales will increase, reflecting the full manufacturing cost of KALBITOR.

Research and Development.  Our research and development expenses are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
KALBITOR development costs	$14,084	$15,692
Other research and development expenses	7,265	8,266
LFRP pass-through fees	1,315	2,280
Research and development expenses	$22,664	$26,238

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The lower research and development expenses during the 2012 Period were related to the discontinuation during June 2012 of the clinical study of the use of ecallantide for the treatment of ACE inhibitor-induced angioedema.  All prior periods through June 2012 included costs related to conducting and ultimately discontinuing and closing out the study.  In addition, the 2012 Period reflects an expense decline due to lower personnel costs after the re-alignment around the angioedema and LFRP franchises in the first quarter of 2012.  Costs associated with obtaining regulatory approval for the treatment of HAE in territories outside the United States were $109,000 and $1.8 million during the 2012 Period and 2011 Period, respectively.  These amounts were reimbursed by Sigma Tau and such payments are recorded as development and license fee revenue in our results of operations.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2012 and 2011 Periods were $29.9 million and $27.1 million, respectively.  Costs increased during the 2012 Period primarily due to continued expansion of infrastructure and initiatives to support further commercialization of the KALBITOR product.

Restructuring.  In February 2012, we implemented a realignment of our business which included a workforce reduction.  As a result, we recorded restructuring charges of approximately $1.4 million.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $7.6 million in the 2012 Period compared to $7.7 million in the 2011 Period. Based on the modification of the HC Royalty loan in December 2011, under which we received additional proceeds of $20 million, we record interest expense in 2012 using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.5%.  In 2011, we recorded interest expense at the stated interest rate for each tranche, which in total was approximately 17.4%.

Liquidity and Capital Resources

	September 30, 2012	December 31, 2011
	(in thousands)
Cash and cash equivalents	$21,346	$31,468
Short-term investments	9,043	26,036
Total cash, cash equivalents and investments	$30,389	$57,504

The following table summarizes our cash flow activity for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Net cash used in operating activities	$(26,626)	$(27,285)
Net cash provided by investing activities	14,575	25,067
Net cash provided by (used in) financing activities	1,929	(1,102)
Net decrease in cash and cash equivalents	$(10,122)	$(3,320)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through September 30, 2012, we have funded our operations through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $398 million, and from borrowed funds under our loan agreement with HC Royalty, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Our financial guidance is that we expect to be at cash-flow breakeven during 2013.

Operating Activities

The principal use of cash in our operations during the 2012 Period was to fund our net loss, which was $24.4 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.9 million, depreciation and amortization costs of $875,000 and stock-based compensation expense of $2.8 million.  In addition to non-cash charges, we also had net cash out-flow due to changes in other operating assets and liabilities, including a decrease in accounts payable and accrued expenses of $3.6 million, an increase in inventory of $3.1 million, a decrease in other current assets of $2.7 million and a decrease in deferred revenue of $3.1 million associated with revenue recognized for library licenses that was previously deferred.

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

Our investing activities for the 2011 Period primarily consisted of investment maturities of $28.5 million, partially offset by $3.0 million in investment purchases.  Additionally, we had an increase of $178,000 in restricted cash primarily due to a $1.1 million letter of credit entered into in connection with our new lease in Burlington, Massachusetts, partially offset by the contractual reduction of the letter of credit that served as our security deposit for the lease of our facility in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the 2012 Quarter consisted of a drawdown of $1.4 million under an equipment loan arrangement, as well as the repayment of long-term debt totaling $135,000, including $96,000 to HC Royalty.

Our financing activities for the 2011 Period consisted of net proceeds of $323,000 from the sale of 151,515 shares of our common stock, as well as repayments of long-term debt totaling $1.6 million including $1.1 million to HC Royalty.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the nine months ended September 30, 2012.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2012, we had cash, cash equivalents and investments of approximately $30.4 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2012, we had $83.2 million outstanding under short-term and long-term obligations, including our note payable. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of September 30, 2012 we had an accumulated deficit of approximately $501 million.  We expect to incur additional net losses in 2012 as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

●
ViroPharma Inc. — ViroPharma markets a plasma-derived C1-esterase inhibitor, known as Cinryze®, which is administered intravenously. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma is conducting two Phase 2 trials evaluating subcutaneous administration of Cinryze.  One of these trials evaluated a formulation that uses a proprietary drug delivery platform from Halozyme.

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

In the United States, we sell KALBITOR to ABSG which provides a distribution network for KALBITOR, including a call center to support its commercialization, and to Walgreens which provides nursing services for home administration of KALBITOR.  Neither ABSG nor Walgreens set or determine demand for KALBITOR.  We expect our distribution arrangements to continue for the foreseeable future through an extension or replacement of our current agreements.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through our distributors.  It is possible that our distributors could change their policies or fees, or both, at some time in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks for the term of the contract with ABSG and we also believe we can find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies and commercial supplies of KALBITOR and we intend to rely on third parties to produce any future approved product candidates.  Any failure by a third-party manufacturer to produce supplies for us may delay or impair our ability to develop, obtain regulatory approval for or commercialize our product candidates.

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

We are dependent on a single contract manufacturer to produce ecallantide drug substance and another to fill, label and package ecallantide drug product into the final form, which may adversely affect our ability to commercialize KALBITOR and other potential ecallantide products.

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR and other potential ecallantide products.  In addition, ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Hollister-Stier under a commercial supply agreement.  Our business, therefore, faces risks of difficulties with, and interruptions in, performance by Fujifilm and Hollister-Stier, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential ecallantide products in the future.  The failure of Fujifilm or Hollister-Stier to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential ecallantide products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results.  If the operations of Fujifilm or Hollister-Stier are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We currently have a long-term commercial supply agreement with Fujifilm, under which FujiFilm has committed to be available to manufacture ecallantide drug substance through 2020.  In addition, we believe that our existing supply of ecallantide drug substance will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2016.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm or Hollister-Stier is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

Our loan from affiliate of HC Royalty has an aggregate principal balance of $80.5 million at September 30, 2012.  The loan bears interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with this loan, we have entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated by us through the license of the intellectual property related to the LFRP.  We are required to repay the loan based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loan may become due and payable at HC Royalty’s option, including a prepayment premium obligation which will expire in 2015.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loan immediately due and payable.

Our obligations under the HC Royalty agreement require that we dedicate a substantial portion of cash flow from our LFRP receipts to service the loan, which will reduce the amount of cash flow available for other purposes.  If the LFRP fails to generate sufficient receipts to fund quarterly principal and interest payments to HC Royalty, we will be required to fund such obligations from cash on hand or from other sources, further decreasing the funds available to operate our business.  In the event that amounts due under the loan is accelerated, payment would significantly reduce our cash, cash equivalents and short-term investments and we may not have sufficient funds to pay the debt if any of it is accelerated.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through September 21, 2012, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

None

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

10.1†	Amended and Restated License Agreement by and between the Company and MedImmune Limited, formerly Cambridge Antibody Technology Limited (“MedImmune”) dated as of July 26, 2012. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

Date: October 29, 2012
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

10.1†	Amended and Restated License Agreement by and between the Company and MedImmune Limited, formerly Cambridge Antibody Technology Limited (“MedImmune”) dated as of July 26, 2012. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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