Form 10-Q
period 2013-03-31
DYAX CORP
filed 2013-05-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 22, 2013: 100,254,556

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,099	$20,018
Short-term investments	6,012	9,028
Accounts receivable, net	7,562	7,507
Inventory	2,982	4,085
Other current assets	2,055	2,159
Total current assets	34,710	42,797
Fixed assets, net	5,284	5,329
Restricted cash	1,100	1,100
Other assets	6,311	6,260
Total assets	$47,405	$55,486
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,578	$12,472
Current portion of deferred revenue	3,751	5,449
Current portion of long-term obligations	452	445
Total current liabilities	15,781	18,366
Deferred revenue	7,912	6,402
Notes payable	79,569	78,061
Long-term obligations	816	931
Deferred rent and other long-term liabilities	3,148	3,286
Total liabilities	107,226	107,046
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 99,985,891 and 98,798,065 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,000	995
Additional paid-in capital	456,555	453,625
Accumulated deficit	(517,379)	(506,186)
Accumulated other comprehensive income	3	6
Total stockholders' deficit	(59,821)	(51,560)
Total liabilities and stockholders' deficit	$47,405	$55,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$8,587	$8,010
Development and license fees	3,453	3,479
Total revenues, net	12,040	11,489

Costs and expenses:
Cost of product sales	708	538
Research and development expenses	8,671	7,853
Selling, general and administrative expenses	11,124	10,405
Restructuring costs	—	1,440
Total costs and expenses	20,503	20,236
Loss from operations	(8,463)	(8,747)

Other income (expense):
Interest and other income	5	25
Interest and other expenses	(2,735)	(2,560)
Total other expense, net	(2,730)	(2,535)
Net loss	(11,193)	(11,282)

Other comprehensive income:
Unrealized loss on investments	(3)	(7)
Comprehensive loss	$(11,196)	$(11,289)

Basic and diluted net loss per share	$(0.11)	$(0.11)
Shares used in computing basic and diluted net loss per share	99,644,227	98,798,426

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,193)	$(11,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	14	19
Depreciation and amortization of fixed assets and intangible assets	214	313
Non-cash interest expense	1,509	1,656
Compensation expenses associated with stock-based compensation plans	1,944	851
Provision for doubtful accounts	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	(55)	240
Other current assets	103	1,208
Inventory	1,034	32
Accounts payable and accrued expenses	(894)	(3,612)
Deferred revenue	(188)	(1,159)
Long-term deferred rent	(30)	282
Other	(88)	106
Net cash used in operating activities	(7,630)	(11,381)
Cash flows from investing activities:
Purchase of investments	—	(6,057)
Proceeds from maturity of investments	3,000	23,000
Purchase of fixed assets	(168)	(3,304)
Restricted cash	—	1,266
Net cash provided by investing activities	2,832	14,905
Cash flows from financing activities:
Repayment of long-term obligations	(108)	(129)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	987	3
Net cash provided by (used in) financing activities	879	(126)
Net increase (decrease) in cash and cash equivalents	(3,919)	3,398
Cash and cash equivalents at beginning of the period	20,018	31,468
Cash and cash equivalents at end of the period	$16,099	$34,866
Supplemental disclosure of cash flow information:
Interest paid	$1,219	$2,603

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on its:

●	Plasma Kallikrein-Mediated Angioedema Portfolio
The principal focus of the Company's efforts is to identify, develop and commercialize treatments for angioedemas that are identified as plasma kallikrein-mediated, which the Company refers to as PKM angioedemas, including hereditary angioedema (HAE).

The Company developed KALBITOR® (ecallantide) on its own and since February 2010, the Company has been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, the Company has established partnerships to obtain regulatory approval for and to commercialize KALBITOR in certain markets and is evaluating opportunities in others.

The Company is expanding its franchise for the treatment of PKM angioedemas by continuing its development of:

•	DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat prophylactically HAE and other PKM angioedemas.

•	Laboratory tests to assist in the differentiation between histamine-mediated and PKM angioedema.

●	Phage Display Licensing and Funded Research Program
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The accompanying December 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  The significant estimates and assumptions in these financial statements include revenue recognition for licensing and collaboration agreements, product sales allowances, royalty interest obligations, useful lives with respect to long lived assets, valuation of stock options, clinical trial accruals and other accrued expenses and tax valuation reserves.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At both March 31, 2013 and December 31, 2012, approximately 86% of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  As two customers constitute approximately 77% of the accounts receivable balance at March 31, 2013, there is a concentration of credit risk with respect to the trade receivable balance.  As of March 31, 2013, two customers accounted for 40% (Walgreens Infusion Services, Inc.) and 37% (US Bioservices Corporation) of the accounts receivable balance.  These two customers also accounted for approximately 50% and 34% of the Company's accounts receivable balance, respectively, as of December 31, 2012, all of which were collected in the first quarter of 2013.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company considers its portfolio of investments as available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of March 31, 2013, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $6.0 million, and had an unrealized gain of $3,000, which has been recorded in other comprehensive income.  As of December 31, 2012, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $9.0 million, and had an unrealized gain of $6,000, which is recorded in other comprehensive income.

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

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed.  Product sales are recorded net of applicable reserves for trade prompt pay and other discounts, government rebates, patient assistance programs, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade distributor, prompt pay and volume discounts, government rebates, patient assistance programs, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

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

Prompt Payment and Other Discounts.  The Company offers a prompt payment discount to its United States distributors.  Since the Company expects that these distributors will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  This accrual is adjusted quarterly to reflect actual earned discounts.  The Company also offers volume discounts to certain distributors which are accrued quarterly based on the period activity.

Government Rebates and Chargebacks.  The Company estimates reductions to product sales for Medicaid and Veterans' Administration (VA) programs and the Medicare Part D Coverage Gap Program, as well as with respect to certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on available KALBITOR patient data, actual sales data and rebate claims.  These allowances are adjusted each period based on actual experience.

Medicaid rebate reserves relate to the Company’s estimated obligations to state jurisdictions under the established reimbursement arrangements of each applicable state.  Rebate accruals are recorded during the same period in which the related product sales are recognized.  Actual rebate amounts are determined at the time of claim by the state, and the Company will generally make cash payments for such amounts after receiving billings from the state.

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

Product Returns.  Allowances for product returns are recorded during the period in which the related product sales are recognized, resulting in a reduction to product revenue.  The Company does not provide its distributors with a general right of product return. The Company permits returns if the product is damaged or defective when received by customers or if the product shelf life has expired.  The Company estimates product returns based upon actual returns history and data provided by a distributor.

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

Before January 2011, the Company evaluated license arrangements with multiple elements in accordance with ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  Since January 2011, the Company has applied the guidance of ASU 2009-13 to evaluate license arrangements with multiple elements. This guidance amended the acccounting standards for certain multiple element arrangements to:

•	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements;

•
Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available; third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or TPE is available;

•	Eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis.  Based on this evaluation, the deliverables are separated into units of accounting.  If VSOE or TPE is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable.  The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on relative fair value.

VSOE is based on the price charged when an element is sold separately and represents the actual price charged for that deliverable.  When VSOE cannot be established, the Company attempts to establish the selling price of the elements of a license arrangement based on TPE.  TPE is determined based on third party evidence for similar deliverables when sold separately.  In circumstances when the Company charges a licensee for pass-through costs paid to external vendors for development services, these costs represent TPE.

When the Company is unable to establish the selling price of an element using VSOE or TPE, management determines BESP for that element.  The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement was sold on a stand-alone basis.  The Company’s process for establishing BESP involves management’s judgment and considers multiple factors including discounted cash flows, estimated direct expenses and other costs and available data.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three months ended March 31, 2012 do not include the full cost of drug manufacturing.  In 2013, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Cost of product sales during the three months ended March 31, 2013, therefore, do not reflect the full KALBITOR manufacturing cost.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At March 31, 2013 and December 31, 2012, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three months ending March 31, 2013 and 2012 the Company recorded other expense of $8,000 and other income of $14,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended March 31, 2013 and 2012 and, therefore, are excluded from the calculation of diluted net loss per share.

The weighted average of stock options and warrants outstanding totaled 12,492,591 and 12,506,125 at March 31, 2013, and 2012, respectively.

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

New Accounting Pronouncements

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This ASU is effective for reporting periods beginning after December 15, 2012. The Company's only component of other comprehensive income is unrealized gain or loss on investments during the periods presented.  These amounts were not material to our financial statements.  As a result, no additional disclosures have been made.

3. SIGNIFICANT TRANSACTIONS

Sigma Tau

In March 2013, the Company and Sigma Tau Rare Diseases S.A. (Sigma Tau) entered into an agreement pursuant to which they terminated their Joint Development and License Agreement dated June 18, 2010, as amended to date (the "License Agreement").  As a result of this termination agreement, Sigma Tau has returned to the Company all rights to develop and commercialize KALBITOR.

The principal terms of the termination agreement include provision for (i) the revocation of all licenses granted by the Company to Sigma Tau, (ii) the termination of all other obligations under the License Agreement, (iii) the issuance to Sigma Tau of 271,665 shares of Dyax Corp. common stock, and (iv) the right of Sigma Tau to receive $500,000 for every $5.0 million of compensation received by the Company during the next ten years in relation to the potential license or supply of ecallantide exclusively in those territories that had been previously licensed to Sigma Tau.

In accordance with ASC 650-50, the $1.1 million fair value of the shares was recorded as a reduction to development and license fee revenue on the Company’s statement of operations for the quarter ending March 31, 2013.  Because shares were not issued as of March 31, 2013, the $1.1 million was recorded as a liability on the Company’s balance sheet.  These shares were issued on April 3, 2012, at which time the liability was extinguished and the fair value of the shares on the date of issuance was recorded as equity on the Company’s balance sheet.

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

The Company recognized revenue of approximately $191,000 and $189,000 related to this agreement for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, the Company has deferred approximately $2.4 million and $2.5 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

CVie

In February 2013, the Company entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China, Hong Kong and Macau.

Under the terms of this exclusive license agreement, Dyax received a $1.0 million upfront payment and is eligible to receive future development, regulatory and sales milestones.  Additionally, the Company is eligible to receive royalties on net product sales.  CVie is solely responsible for all costs associated with development, regulatory activities and the commercialization of KALBITOR in their licensed territories.  CVie will purchase drug product from the Company on a cost-plus basis for its commercial supply.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in CVie’s licensed territories, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  As CVie is required to obtain all drug product for both clinical and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand- alone value to the licensee.  Accordingly, it was determined that performance obligations under this agreement represent a single unit of accounting.

At this time, the scope and timing of the future development and commercialization of ecallantide under this agreement are the joint responsibility of the Company and CVie, and the Company cannot reasonably estimate the level of effort required to fulfill its obligations.  As a result, the Company is recognizing revenue on a straight-line basis through the estimated period of performance for this arrangement.  As development has not yet commenced, no revenue was recognized for the three months ended March 31, 2013. As of March 31, 2013, the Company has deferred $1.0 million of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Novellus

In January 2013, the Company entered into an agreement with Novellus Biopharma AG to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

Under the terms of the exclusive license agreement, the Company received an upfront payment of $250,000 and will receive additional upfront payments of $550,000 by December 31, 2013.  Additionally, the Company is eligible to receive future regulatory and sales milestones and royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Novellus will purchase drug product from the Company on a cost-plus basis for its commercial supply.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in Novellus’ licensed territories, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  As Novellus is required to obtain all drug product for both clinical and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand- alone value to the licensee.  Accordingly, it was determined that performance obligations under this agreement represent a single unit of accounting.

At this time, the scope and timing of the future development and commercialization of ecallantide under this agreement are the joint responsibility of the Company and Novellus, and the Company cannot reasonably estimate the level of effort required to fulfill its obligations.  As a result, the Company is recognizing revenue on a straight-line basis through the estimated period of performance for this arrangement.  As development has not yet commenced, no revenue was recognized for the three months ended March 31, 2013.  As of March 31, 2013, the Company has deferred $800,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$12,927	$12,927	$—	$—
Marketable debt securities	6,012	—	6,012	—
Total	$18,939	$12,927	$6,012	$—

Description (in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,910	$15,910	$—	$—
Marketable debt securities	9,028	—	9,028	—
Total	$24,938	$15,910	$9,028	$—

The following tables summarize the Company’s marketable securities at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$6,009	$3	$—	$6,012
Total	$6,009	$3	$—	$6,012

	December 31, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$9,022	$6	$—	$9,028
Total	$9,022	$6	$—	$9,028

As of March 31, 2013 and December 31, 2012, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of March 31, 2013 and December 31, 2012, the Company’s short-term investments consisted of U.S. Treasury notes and bills valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources.

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

Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory.  Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's balance sheet.  As of March 31, 2013 and December 31, 2012, approximately $6.0 million and $5.9 million of inventory, respectively, is classified as non-current.

Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw Materials	$1,116	$1,116
Work in Progress	6,484	8,274
Finished Goods	1,358	599
Total	$8,958	$9,989

6. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Laboratory equipment	$7,628	$7,628
Furniture and office equipment	1,619	1,619
Software and computers	4,786	4,763
Leasehold improvements	4,502	4,502
Construction in process	342	197
Total	18,877	18,709
Less: accumulated depreciation and amortization	(13,593)	(13,380)
	$5,284	$5,329

Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $213,000 and $313,000, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$2,011	$3,557
Accrued employee compensation and related taxes.	2,384	4,018
Accrued external research and development and sales expenses	2,638	1,652
Accrued legal	678	518
Accrued sales allowances	949	1,052
Accrued stock issuance (See Note 3, Significant Transactions - Sigma-Tau)	1,066	—
Other accrued liabilities	1,852	1,675
Total	$11,578	$12,472

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In August 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty.  At March 31, 2013, the aggregate principal amount of the new loan was $81.7 million, consisting of a $22.1 million Tranche A Loan and a $59.6 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly.  The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Upon execution of the Tranche A Loan, the terms of the original loans were determined to be modified under ASC 470.  During the quarter ended March 31, 2013, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.9%.

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

The Loan principal balance at March 31, 2013 and December 31, 2012 was $81.7 million and $81.2 million, respectively.

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the three months ended March 31, 2013 and for the year ended December 31, 2012, as follows (in thousands):

	March 31, 2013	December 31, 2012
Beginning balance	$78,061	$75,372
Accretion of discount	49	198
Loans activity:
Discount on Tranche A Loan	—	(43)
Interest Expense	2,635	10,199
Payments applied to principal	—	(96)
Payments applied to interest	(1,176)	(7,569)
Ending balance	$79,569	$78,061

The estimated fair value of the note payable was $81.7 million at March 31, 2013 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In June 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line during 2012, which will be financed over a 3-year term.  The outstanding balance of this loan was $1.3 million as of March 31, 2013.

Facility Lease

In 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts and in January 2012, the Company relocated its operations to the new facility.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serves as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  Through March 31, 2013, the Company capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility.  Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

9. RESTRUCTURING CHARGES

In February 2012, the Company realigned its business structure and implemented a number of strategic and operational initiatives.  As part of these initiatives, the Company terminated certain early stage, preclinical research and development programs and a workforce reduction was implemented.  As a result of the restructuring, during the three months ended March 31, 2012, the Company recorded one-time charges of approximately $1.4 million, which included severance and benefits related charges of approximately $1.2 million, outplacement costs of approximately $120,000, stock compensation expense of $56,000 for amendments to the exercise schedules to certain options, and other exit costs of $90,000.  All restructuring costs were paid during 2012.

 10. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

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

At the 2012 Annual Meeting of Stockholders (the Annual Meeting), the Company’s shareholders approved a stock option exchange program for employees, executive officers and non-employee directors.  Under this option exchange program, outstanding options to purchase an aggregate of 4,192,310 shares of the Company’s common stock were exchanged for new options to purchase an aggregate of 2,473,596 shares of the Company’s common stock at an exercise price equal to $2.06 per share, which was the closing price of the Company’s common stock on the grant date of June 20, 2012.  All new options issued in the option exchange program are subject to a new, extended vesting schedule, the terms of which differ depending on the holder’s status as an executive, director or non-executive employee.  The new options have a term equal to the greater of (i) the term of the original options for which they were exchanged, or (ii) five years from date of grant.  The new options had a fair value approximately equal to the fair value of the surrendered options, based on a Black-Scholes option pricing model applied immediately prior to commencement of the exchange program.  Approximately $22,000 of expense was recorded during the three months ended March 31, 2013 related to the modification of the exchanged options.

Also at the 2012 Annual Meeting, the Company’s shareholders approved an amendment to the Equity Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares less the net number of shares, if any, returned to the Equity Plan for issuance following the option exchange program.  Accordingly, 3,281,286 additional shares of common stock, constituting the approved 5,000,000 share increase net of the 1,718,714 shares that were returned to the Equity Plan as a result of the option exchange program, became available for issuance under the plan.

At March 31, 2013, a total of 4,647,455 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $9,000 for each of the three months ended March 31, 2013 and 2012.  There were no shares purchased under the Plan during the three months ended March 31, 2013 and 2012.  At March 31, 2013, a total of 362,939 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory, during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Compensation expense related to:
Equity Incentive Plan	$1,898	$847
Employee Stock Purchase Plan	46	9
	$1,944	$856

Stock-based compensation expense charged to:
Research and development	$228	$189

Selling, general and administrative	$1,716	$612

Restructuring charges	$—	$55

Stock-based compensation expense capitalized into inventory was $4,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the three months ending March 31, 2013 included $1.1 million related to the modification of certain stock options held by a former executive who ceased employment in March 2013.  Stock-based compensation expense for the three months ending March 31, 2012 included $74,000 for the modification of options primarily in conjunction with the 2012 restructuring.

11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

Included in the Company’s NOL deferred tax asset at December 31, 2012 is approximately $1.8 million reflecting the benefit of deductions from the exercise of stock options prior to the adoption of ASC 718 which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from this deferred tax asset will be recorded as a credit to additional paid-in capital, if and when realized, through a reduction of cash taxes.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of net operating loss (NOL) carry forwards, research and experimentation credit carry forwards, and capitalized start up expenditures and research and development expenditures amortizable over ten years straight-line.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $204.3 million has been established at December 31, 2012.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.  As of December 31, 2012, the Company had no unrecognized tax benefits or liabilities and had no accrued interest or penalties related to uncertain tax positions.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state and foreign provisions.  Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period.  The Company completed a study to determine whether any ownership change has occurred since the Company's formation and has determined that transactions have resulted in two ownership changes, as defined by Section 382.  There could be additional ownership changes in the future that could further limit the amount of NOL and tax credit carryforwards that the Company can utilize.

As of December 31, 2012, the Company’s unrestricted federal tax NOLs available to reduce future taxable income without limitation are $277.7 million, which expire at various times beginning in 2024 through 2032.  The Company’s unrestricted federal research and experimentation and orphan drug credit carryforward as of December 31, 2012 available to reduce future tax liabilities without limitation are $53.3 million, which will expire at various dates beginning in 2024 through 2032.  In addition the Company has NOL and federal tax credits that are restricted and expire at various times beginning in 2018 through 2024.  These restricted NOLs and federal tax credits of $67.2 million and $4.8 million, respectively, may be utilized in part, subject to an annual limitation.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and costs, and the potential benefits of new sales initiatives;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates to address PKM angioedemas;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the impact of the expiration of certain of our phage display patents under the LFRP; and

●	expected future revenues and operating results and cash flows.

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

We are a biopharmaceutical company focused on our:

●	Plasma Kallikrein-Mediated Angioedema Portfolio
The principal focus of our efforts is to identify, develop and commercialize treatments for angioedemas that are identified as PKM angioedemas, including HAE.

We developed KALBITOR on our own, and since February 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, we have established partnerships to obtain regulatory approval for and to commercialize KALBITOR in certain markets and we are evaluating opportunities in others.

We are expanding our franchise for the treatment of PKM angioedemas by continuing our development of:

•	DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat prophylactically PKM angioedemas.

•	Laboratory tests to assist in the differentiation between histamine-mediated and PKM angioedema.

●	Phage Display Licensing and Funded Research Program
We leverage our proprietary phage display technology through the LFRP.  This program has provided a portfolio of product candidates being developed by our licensees, which currently includes 13 product candidates in various stages of clinical development, including three in Phase 3 trials, for which we are eligible to receive future royalties and/or milestone payments.  The LFRP generated approximately $12.5 million of revenue in 2012.  To the extent that our licensees commercialize some of the Phase 3 product candidates, our revenues under the LFRP are expected to experience growth beginning in 2014.

PKM ANGIOEDEMA PORTFOLIO

We are focused on identifying and developing treatments for patients who experience PKM angioedema.  Using our phage display technology, we discovered ecallantide, a compound shown in vitro to be a high affinity, high specificity inhibitor of human plasma kallikrein. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema.  Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways.  Excess plasma kallikrein activity is thought to play a role in a number of inflammatory diseases, including PKM angioedemas such as HAE and idiopathic angioedema.

We have three key areas of activity in our PKM angioedema portfolio:

●
HAE and KALBITOR.  In February 2010, we began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are selling KALBITOR on our own in the United States.  Working with international partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  We have entered into agreements for others to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan, China, Latin America and the Middle East.

●
DX-2930 - Antibody for PKM angioedemas.  Based on our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which could be a candidate to treat prophylactically HAE and other PKM angioedemas.  After completing a series of pharmacokinetic, tolerability and preclinical studies, we believe DX-2930 may be effective for prophylactically treating these indications.  We expect to file an Investigational New Drug application (IND) for the use of this antibody as a prophylactic treatment for HAE in mid-2013.

●
Identification of PKM angioedemas.  In order to expand our PKM angioedema portfolio, we have launched a program to identify one or more diagnostic strategies that will assist in the differentiation of PKM angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  We have developed laboratory tests for which the process of clinical validation has commenced.  These tools are expected to be relevant to both normal C1esterase inhibitor (C1-INH) and C1-INH deficient patients and may enable the identification of PKM angioedema, including HAE with normal C1-INH (formerly known as Type III HAE) and angioedema of unknown origin, or idiopathic angioedema.

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

Distribution

KALBITOR is distributed through a network of wholesale and specialty pharmacy arrangements with the following entities:

●
US Bioservices Corporation (US Bio), serves as a specialty pharmacy for KALBITOR and also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR. The KALBITOR Access services agreement has a term through February 2016 and will renew every two years unless amended or terminated by the parties;

●
Walgreens Infusion Services, Inc. (Walgreens) provides eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by healthcare professionals, as well as treatment at Walgreens’ infusion centers.  This agreement has a term through December 2013 and will renew annually unless amended or terminated by the parties; and

●	ASD Specialty Healthcare Inc. (ASD) serves as a wholesale distributor for KALBITOR to treating hospitals in the United States.

In January 2013, we elected to open our distribution network to include a limited number of additional specialty pharmacies.  In addition to the agreements described above, we now have an arrangement with CVS Caremark LLC, OptumRx and Accredo Health Group, Inc., and may enter into additional arrangements, as appropriate, to provide HAE patients with broader opportunities to access KALBITOR.

Post-Marketing Commitments

In February 2010, we initiated a four-year, Phase 4 observational study which was scheduled to enroll 200 HAE patients over a three year period, to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. Although the enrollment target has not been met, the FDA has agreed to allow us to maintain the original three-year enrollment schedule which ended in February 2013.

In April 2013, the FDA approved the removal of the Risk Evaluation and Mitigation Strategy (REMS) requirement for KALBITOR, as our REMS assessment demonstrated that the communication plan had been completed and met its goals.

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

Our current inventory of filled drug product, together with drug substance inventory, when filled, is sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2017.

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

CMIC has a clinical development plan that was established in consultation with the Japanese regulatory authorities.  CMIC has completed a twelve patient pharmacokinetic study and, to fulfill submission requirements, CMIC is required to complete an open-label study of ten patients which commenced in the second half of 2012.  Assuming successful completion of the open-label study, CMIC plans to commercialize subcutaneous ecallantide for the treatment of HAE in Japan in 2014.

CVie – In February 2013, we entered into a strategic partnership with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China.

Under the terms of the exclusive license agreement, we received a $1.0 million upfront payment and are eligible to receive future development, regulatory and sales milestones.  We are also eligible to receive royalties on net product sales.  CVie is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Additionally, CVie will purchase drug product from us on a cost-plus basis for commercial supply.

Novellus – In January 2013, we entered into a strategic partnership with Novellus Biopharma AG to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

Under the terms of the exclusive license agreement, we will receive upfront payments and are eligible to receive future regulatory and sales milestones.  We are also eligible to receive royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Additionally, Novellus will purchase drug product from us on a cost-plus basis for commercial supply.

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

Sigma-Tau – In March 2013, we terminated our agreement with Sigma-Tau Rare Diseases S.A.  As a result of this termination Sigma-Tau has returned to us all of the rights to develop and commercialize KALBITOR in all their licensed territories.

PLASMA KALLIKREIN ANTIBODY – DX-2930

We are currently in preclinical development of DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to treat prophylactically HAE and other PKM angioedemas.  DX-2930 has the potential for a subcutaneous formulation, with a half-life which could enable less frequent dosing than currently available prophylactic therapies and an advantageous immunogenicity profile.  We have completed a series of preliminary preclinical pharmacokinetic and tolerability studies and found DX-2930 to have relevant activity in animal models.  We expect to file an IND for the use of this antibody as a prophylactic treatment for HAE in mid-2013.

IDENTIFICATION OF PKM ANGIOEDEMAS

We have a program that has identified several diagnostic strategies that will assist in the differentiation of PKM angioedema from histamine-mediated angioedema, and facilitate appropriate treatment.  We have developed laboratory tests for which clinical validation has commenced.  These tools are expected to be relevant to both normal C1-INH and C1-INH deficient patients and enable the identification of PKM angioedemas.

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

 LFRP Product Development

Currently there are 13 revenue-generating product candidates within our LFRP portfolio that are in clinical development, including three in Phase 3 and four in Phase 2 trials.  Furthermore, we believe our licensees and collaborators have 13 additional product candidates in various stages of preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  To the extent that our licensees commercialize some of the Phase 3 product candidates, our revenues under the LFRP are expected to experience growth beginning in 2014.

The chart below, which is based on information publicly disclosed by our licensees, provides a summary of the clinical stage product candidates under the LFRP for which we are eligible to receive future milestones and/or royalties to the extent these candidates are developed and commercialized.  Certain of these product candidates are in multiple clinical trials for various indications.

*denotes future milestones only

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

•
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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues.  Total revenues for the three months ended March 31, 2013 (the 2013 Quarter) were $12.0 million, compared with $11.5 million for the three months ended March 31, 2012 (the 2012 Quarter).

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, limited return rights and contractual limits on inventory levels, we anticipate that distributors will carry inventory that is in line with their forecasted business needs.  Although fluctuations can occur due to the acute nature of HAE attacks, generally distributors do not hold inventory of more than 60 days of anticipated demand.  As of March 31, 2013, inventory held by our distributors is estimated to be approximately 70 days of anticipated demand.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2013 Quarter, product sales of KALBITOR increased to $8.6 million, net of product discounts and allowances of $793,000 compared with product sales of $8.0 million, net of product discounts and allowances of $599,000 during the 2012 Quarter.  The 2013 increase in net sales was primarily due to an increase in the selling price.

During the 2013 Quarter, net sales of KALBITOR declined from the net sales of $11.8 million in the sequentially preceding fourth quarter of 2012.  The lower sales in the 2013 Quarter was due to slower growth in the number of new HAE patients, a decrease in the number of treatments by existing HAE patients and less KALBITOR purchased by our distributors for the sales channel.

During the three months ended March 31, 2013 and 2012, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2013	2012

Total gross product sales	$9,380	$8,609

Prompt pay and other discounts	$(362)	$(288)
Government rebates and chargebacks	(585)	(235)
Returns	154	(76)
Product sales allowances	$(793)	$(599)
Total product sales, net	$8,587	$8,010

Total product sales allowances as a percent of gross product sales	8.5%	7.0%

Development and License Fees.  We derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $3.5 million in the 2013 Quarter and $3.5 million in the 2012 Quarter.  Included in the 2013 Quarter revenue is contra-revenue of $1.1 million associated with the termination of the agreement with Sigma-Tau. (See Note 3, Significant Transactions - Sigma-Tau).

Cost of Product Sales. We incurred $708,000 of costs associated with product sales during the 2013 Quarter and $538,000 of costs associated with product sales during the 2012 Quarter.  These costs include the manufactured product and the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.

Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during the 2012 Quarter.

In the 2013 Quarter, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Therefore, the cost of product sales reflects some but not the full KALBITOR manufacturing cost.  We anticipate that our cost of product sales in future periods, which will reflect the full manufacturing cost of KALBITOR, will increase.

Research and Development.  Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

KALBITOR development costs	$4,361	$5,043
Other research and development expenses	2,980	2,356
LFRP pass-through fees	1,330	454
Research and development expenses	$8,671	$7,853

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The higher research and development expenses during the 2013 Quarter were due to higher LFRP pass-through fees, and pre-clinical costs associated with the development of DX-2930, our fully human monoclonal antibody that is an inhibitor of plasma kallikrein and a candidate to treat prophylactically HAE and other PKM angioedemas.  These increases were partially offset by lower KALBITOR development costs associated with the clinical study of the use of ecallantide for the treatment of ACE inhibitor-induced angioedema which was discontinued during the quarter ended June 30, 2012.  Additionally in the 2013 Quarter drug substance costs of $940,000 were expensed for KALBITOR inventory utilized in the reformulation program.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2013 and 2012 Quarters were $11.1 million and $10.4 million, respectively.  Costs increased during the 2013 Quarter primarily due to $1.1 million of stock compensation expense associated with a stock option modification related to a former executive who ceased employment in March 2013.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $2.7 million in the 2013 Quarter, compared to $2.6 million in the 2012 Quarter. Based on the 2011 modification of the HC Royalty loan, we record interest expense using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.9%.

Liquidity and Capital Resources

	March 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$16,099	$20,018
Short-term investments	6,012	9,028
Total cash, cash equivalents and investments	$22,111	$29,046

The following table summarizes our cash flow activity for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Net cash used in operating activities	$(7,630)	$(11,381)
Net cash provided by investing activities	2,832	14,905
Net cash provided by (used in) financing activities	879	(126)
Net (decrease) increase in cash and cash equivalents	$(3,919)	$3,398

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through March 31, 2013, we have funded our operations through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $400 million, and from borrowed funds under our loan agreement with HC Royalty, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2013 Quarter, the principal use of cash in our operations was to fund our net loss of $11.2 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.5 million, depreciation and amortization costs of $228,000 and stock-based compensation expense of $1.9 million.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including a decrease in inventory of $1.0 million and a decrease in accounts payable and accrued expenses of $894,000.

During the 2012 Quarter, the principal use of cash in our operations was to fund our net loss of $11.3 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.7 million, depreciation and amortization costs of $332,000 and stock-based compensation expense of $851,000.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including a decrease in accounts payable and accrued expenses of $3.6 million of which $2.0 million was a decrease in accrued expenses associated with the build-out of our new facility in Burlington, Massachusetts, a decrease in deferred revenue of $1.2 million, and a decrease in accounts receivable of $240,000.

Investing Activities

Our investing activities for the 2013 Quarter primarily consisted of investment portfolio maturities of $3.0 million, as well as the cost of fixed assets totaling $168,000.

Our investing activities for the 2012 Quarter primarily consisted of investment portfolio maturities of $23.0 million, as well as a decrease of $1.3 million in restricted cash resulting from the release of the letter of credit that had been issued as a security deposit under the lease of our previous headquarters in Cambridge, Massachusetts.

Financing Activities

Our financing activities for the 2013 Quarter consisted of proceeds from the exercise of stock options totaling $987,000, as well as the repayment of long-term debt totaling $108,000.

Our financing activities for the 2012 Quarter consisted of the repayment of long-term debt totaling $129,000, including $96,000 to Cowen Healthcare.

We expect to continue to manage our cash requirements by completing additional partnerships, collaborations, and financial and strategic transactions.  We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support our current operations for the next twelve months.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2012, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2013.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2012, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets.  There have been no material changes to our critical accounting policies from the information provided in our 2012 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2013, we had cash, cash equivalents and investments of approximately $22.1 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2013, we had $82.9 million in short-term and long-term obligations outstanding, including our note payable to HC Royalty. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of March 31, 2013 we had an accumulated deficit of approximately $517.4 million.  We expect to incur additional net losses in 2013 as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

•	the amount of future sales of KALBITOR and costs to manufacture and sell the product, including sales variability due to the amount of KALBITOR ordered by the distribution channel;

•	the cost and timing of our research and development, manufacturing and commercialization activities;

•	the establishment of new collaboration and licensing arrangements;

•	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize ecallantide in additional indications and other product candidates;

•	the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones; and

•	revenue recognition and other generally accepted accounting policies.

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

We require significant capital to fund our operations to commercialize KALBITOR and to develop and commercialize other product candidates and ecallantide in other indications.  Our future capital requirements will depend on many factors, including:

•	future sales levels of KALBITOR and any other commercial products and the profitability of such sales, if any;

•	the timing and cost to develop, obtain regulatory approvals for and commercialize other product candidates and additional indications for ecallantide;

•	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

•	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing products;

•	the decision to manufacture, or have third parties manufacture, the materials used in KALBITOR and any other product candidates;

•	competing technological and market developments;

•	the progress of our development programs;

•	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

•	the amount and timing of additional capital equipment purchases; and

•	the overall condition of the financial markets.

We expect that existing cash, cash equivalents and investments together with anticipated cash flow from product sales and existing product development, collaborations and license fees will be sufficient to support our current operations for the next twelve months.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

Our ability to generate product sales will depend on commercial success of KALBITOR in the United States and whether physicians, patients and healthcare payers view KALBITOR as therapeutically effective relative to cost and to alternative treatments.  We initiated the commercial launch of KALBITOR in the United States in February 2010.

The commercial success of KALBITOR and our ability to generate and increase product sales and positive cash flow will depend on multiple factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	acceptance of KALBITOR in the medical community;

•	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE;

•	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	competition from other products that treat HAE;

•	the maintenance of marketing approval in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;

•	our maintenance of commercial manufacturing capabilities through third-party manufacturers; and

•	our ability to maintain sufficient inventories to supply KALBITOR for patient use.

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

●
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest™, which is administered intravenously.  Ruconset is approved in the EU for the treatment of acute HAE attacks in adult patients.  In November 2012, Pharming and its US partner Santarus announced positive topline data from their Phase 3 trial for Ruconest. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.  In April 2013, Pharming and Santarus filed a BLA for marketing approval in the US.

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

The discovery of previously unknown problems with a product, including KALBITOR, or with the facility used to produce the product could result in a regulatory authority imposing restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of KALBITOR from the market.

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

During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to KALBITOR.  Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market KALBITOR, or require us to suspend or abandon our commercialization efforts.  Even in a circumstance in which we do not believe that an adverse event is related to KALBITOR, the investigation into the circumstance may be time consuming, costly and may be inconclusive.  These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals KALBITOR receives or maintains.

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

In the United States, we sell KALBITOR through a limited distribution network.  This distribution network includes wholesale, specialty pharmacy and service arrangements, including a call center to support KALBITOR’s commercialization, and a service agreement with Walgreens, which provides nursing services for home administration of KALBITOR.  We recently have expanded our distribution network through a limited number of additional specialty pharmacy arrangements.  Our distributors do not set or determine demand for KALBITOR.  We expect our distribution arrangements to continue for the foreseeable future through an extension or replacement of our current agreements.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through our distributors.  It is possible that our distributors could change their policies or fees, or both, at some time in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks and we also believe we can find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

The timing of sales to our distributors and the amount of KALBITOR they keep as inventory have a significant impact on the amount of our product sales in a particular period and we may not be able to accurately predict future purchases by our distributors.

Our sales of KALBITOR are made to a limited network of distributors, which, in turn, resell KALBITOR to end user customers.  Product in the distribution channel consists of supply held by these distributors.  Our product sales in a particular period are impacted by increases or decreases in the distribution channel inventory levels.  While we attempt to assist our distributors in maintaining targeted inventory levels of KALBITOR, we may not be successful.  Attempting to assist our distributors in maintaining targeted inventory levels of KALBITOR involves the exercise of judgment and use of assumptions about future uncertainties including end user customer demand and, as a result, actual results may differ from our estimates.

Furthermore, although our distributors typically buy KALBITOR from us only as is necessary to satisfy projected end user demand, we may not be able to accurately predict their future buying practices.  For example, distributors may engage in speculative purchases of KALBITOR in excess of the current market demand in anticipation of future price increases. Accordingly, sales to a distributor, during any given period, may be above or below actual patient demand for KALBITOR during the same period, resulting in fluctuations in the amount of product in the distribution channel.  If distribution channel inventory levels are substantially different from end user demand, we could experience variability in product sales during any given period.

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

In recent years, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities.  Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear.  Nonetheless, although we have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code) and the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity which could adversely affect our business.

The FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR or other future products or take other potentially limiting or costly actions if we or others identify side effects after the product is on the market.

The FDA had required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consisted of a communication plan to healthcare providers.  While the FDA approved the removal of the REMS requirement for KALBITOR in April 2013, it or other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR and/or future products are on the market.  Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR and other potential ecallantide products.  In addition, ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier under a commercial supply agreement.  Our business, therefore, faces risks of difficulties with, and interruptions in, performance by Fujifilm and Jubilant Hollister-Stier, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential ecallantide products in the future.  The failure of Fujifilm or Hollister-Stier to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential ecallantide products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results.  If the operations of Fujifilm or Hollister-Stier are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We currently have a long-term commercial supply agreement with Fujifilm, under which FujiFilm has committed to be available to manufacture ecallantide drug substance through 2020.  In addition, we believe that our existing supply of ecallantide drug substance will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2017.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm or Hollister-Stier is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

Products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.  If we or our collaborators do not receive these necessary approvals, we will not be able to generate substantial product or royalty revenues and may not become profitable.  We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals.  Factors that raise uncertainty in obtaining these regulatory approvals include the following:

•	we or our collaborators must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

•	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

•	data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

This increasing concern has produced greater scrutiny, which may lead to longer time to approval, fewer treatments being approved by the FDA or other regulatory bodies, as well as restrictive labeling of a product or a class of products for safety reasons, potentially including boxed warnings or additional limitations on the use of products, post-approval pharmacovigilance programs for approved products or requirement of risk management activities related to the promotion and sale of a product.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $81.7 million at March 31, 2013.  The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through April 25, 2013, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 27, 2013, the Company and Sigma Tau Rare Diseases S.A. entered into an agreement under which they terminated their Joint Development and License Agreement dated June 18, 2010.  Pursuant to the termination agreement (i) all licenses granted by the Company to Sigma Tau were revoked, (ii) all other obligations under the License Agreement were terminated, (iii) the Company agreed to issue 271,665 shares of Dyax common stock to Sigma Tau, and (iv) Sigma Tau was granted the right to receive $500,000 for every $5,000,000 of compensation received by the Company during the next ten years in relation to the license or supply of ecallantide in those territories that had been previously licensed to Sigma Tau.  No cash consideration was paid by Sigma Tau for the common stock.  The Company issued the shares to Sigma Tau on April 3, 2013 in reliance on an exemption from registration under the Securities
Act of 1933 pursuant to Section 4(2) thereof.

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

10.1
Consulting Agreement by and between the Company and Ivana Magovcevic-Liebisch dated as of March 29, 2013..  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on March 29, 2013  and incorporated herein by reference.

10.2†	Hub Services Agreement by and between the Company and US Bioservices Corporation dated as of February 13, 2013. Filed herewith.

10.3†	Commercial Outsourcing Services Agreement by and between the Company and Integrated Commercialization Solutions, Inc. dated as of February 12, 2013. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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

Date: May 2, 2013
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

10.1
Consulting Agreement by and between the Company and  Ivana Magovcevic-Liebisch dated as of March 29, 2013.  Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on March 29, 2013 and incorporated herein by reference.

10.2†	Hub Services Agreement by and between the Company and US Bioservices Corporation dated as of February 13, 2013. Filed herewith.

10.3†	Commercial Outsourcing Services Agreement by and between the Company and Integrated Commercialization Solutions, Inc. dated as of February 12, 2013. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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