Form 10-Q/A
period 2013-03-31
DYAX CORP
filed 2013-07-17
CIK 907562

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

55 Network Drive Burlington, MA 01803
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

EXPLANTORY NOTE

This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 of Dyax Corp. (the “Company”), which was filed with the Securities and Exchange Commission on May 2, 2013 (the “Original Filing”). The Company is filing this Amendment No. 1 for the sole purpose of including certain previously redacted information in Exhibits 10.2 and 10.3.  Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

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

Date: July 17, 2013
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

5