Form 10-Q
period 2013-06-30
DYAX CORP
filed 2013-08-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 26, 2013: 109,426,339

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,927	$20,018
Short-term investments	3,002	9,028
Accounts receivable, net	6,621	7,507
Inventory	3,157	4,085
Other current assets	1,481	2,159
Total current assets	58,188	42,797
Fixed assets, net	5,280	5,329
Restricted cash	1,100	1,100
Other assets	6,127	6,260
Total assets	$70,695	$55,486
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,073	$12,472
Current portion of deferred revenue	3,663	5,449
Current portion of long-term obligations	458	445
Total current liabilities	15,194	18,366
Deferred revenue	7,434	6,402
Notes payable	81,177	78,061
Long-term obligations	698	931
Deferred rent and other long-term liabilities	3,161	3,286
Total liabilities	107,664	107,046
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 41,418 shares issued
and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 109,260,801 and 98,798,065 shares issued
and outstanding at June 30, 2013 and December 31, 2012, respectively	1,093	995
Additional paid-in capital	487,748	453,625
Accumulated deficit	(525,811)	(506,186)
Accumulated other comprehensive income	1	6
Total stockholders' deficit	(36,969)	(51,560)
Total liabilities and stockholders' deficit	$70,695	$55,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$8,568	$9,164	$17,155	$17,174
Development and license fee revenues	2,768	4,866	6,221	8,345
Total revenues, net	11,336	14,030	23,376	25,519

Costs and expenses:
Cost of product sales	563	416	1,271	954
Research and development	6,450	8,653	15,121	16,506
Selling, general and administrative	10,173	10,350	21,297	20,755
Restructuring costs	—	—	—	1,440
Total costs and expenses	17,186	19,419	37,689	39,655
Loss from operations	(5,850)	(5,389)	(14,313)	(14,136)

Other income (expense):
Interest income	4	6	9	17
Interest and other expenses	(2,586)	(2,556)	(5,321)	(5,102)
Total other expense	(2,582)	(2,550)	(5,312)	(5,085)
Net loss	(8,432)	(7,939)	(19,625)	(19,221)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(2)	2	(5)	(5)
Comprehensive loss	$(8,434)	$(7,937)	$(19,630)	$(19,226)

Net loss attributable to common stockholders	$(8,432)	$(7,939)	$(19,625)	$(19,221)

Net loss per share attributable stockholders	$(0.08)	$(0.08)	$(0.19)	$(0.19)
Shares used in computing basic and diluted net loss per share of common stock	104,977,247	98,820,699	102,325,469	98,809,562

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,625)	$(19,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	21	34
Depreciation of fixed assets	416	578
Non-cash interest expense	3,117	456
Compensation expenses associated with stock-based compensation plans	2,828	2,027
Non-cash stock issuance	1,076	—
Provision for doubtful accounts	—	(35)
Changes in operating assets and liabilities:
Accounts receivable	886	152
Other current assets	678	2,699
Inventory	1,038	(2,901)
Accounts payable and accrued expenses	(1,421)	89
Deferred revenue	(754)	(2,378)
Long-term deferred rent	(61)	599
Other	(35)	139
Net cash used in operating activities	(11,836)	(17,762)
Cash flows from investing activities:
Purchase of investments	—	(6,057)
Proceeds from maturity of investments	6,000	23,000
Purchase of fixed assets	(345)	(3,816)
Restricted cash	—	1,266
Net cash provided by investing activities	5,655	14,393
Cash flows from financing activities:
Net proceeds from the issuance of common and preferred stock	29,079	—
Repayment of long-term obligations	(219)	(129)
Proceeds from long-term obligations		1,382
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	1,230	179
Net cash provided by financing activities	30,090	1,432
Net increase (decrease) in cash and cash equivalents	23,909	(1,937)
Cash and cash equivalents at beginning of the period	20,018	31,468
Cash and cash equivalents at end of the period	$43,927	$29,531
Supplemental disclosure of cash flow information:
Interest paid	$2,146	$6,331

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
The principal focus of the Company's efforts is to develop and commercialize treatments for hereditary angioedema (HAE) and to identify other disorders that are mediated by plasma kallikrein, which the Company refers to as PKM disorders.

The Company developed KALBITOR® (ecallantide) on its own, and since 2010 the Company has been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, the Company has established partnerships to obtain regulatory approval for and to commercialize KALBITOR in certain markets and is evaluating opportunities in others.

The Company is also developing:

●
DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat HAE prophylactically.  In June 2013, the Company filed an Investigational New Drug application (IND) for the use of this antibody as a prophylactic treatment for HAE.

●
A biomarker assay that identifies evidence of plasma kallikrein activation in patient blood.  The Company is using this assay system to support development of DX-2930 and to identify other PKM disorders.

●	Phage Display Licensing and Funded Research Program
The Company leverages its proprietary phage display technology through its Licensing and Funded Research Program, referred to as the LFRP.  This program has provided the Company a portfolio of product candidates being developed by its licensees, which currently includes 13 product candidates in various stages of clinical development, including three in Phase 3 trials, for which it is eligible to receive future royalties and / or milestone payments.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At June 30, 2013 and December 31, 2012, approximately 89% and 86%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  There is a concentration of credit risk with respect to the trade receivable balance.  As of June 30, 2013, two customers accounted for 40% (Walgreens Infusion Services, Inc.) and 32% (US Bioservices Corporation) of the accounts receivable balance, respectively.  These two customers also accounted for approximately 50% and 34% of the Company's accounts receivable balance, respectively, as of December 31, 2012, all of which was collected in the first quarter of 2013.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company considers its portfolio of investments as available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of June 30, 2013, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $3.0 million, and had an unrealized gain of $1,000, which has been recorded in other comprehensive income.  As of December 31, 2012, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $9.0 million, and had an unrealized gain of $6,000, which is recorded in other comprehensive income.

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

Revenue Recognition

The Company’s principal sources of revenue are product sales of KALBITOR and license fees, funding for research and development, and milestones and royalties derived from collaboration and license agreements.  In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectability of the resulting receivable is reasonably assured and the Company has no further performance obligations.

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s customers, primarily wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed.  Product sales are recorded net of applicable reserves for trade prompt pay and other discounts, government rebates, patient assistance programs, product returns and other applicable allowances.

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

The Company maintains service contracts with its distributors. These contracts include services such as inventory maintenance and patient support services that include call center and on-demand nursing services.  Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that patient support services which include call center and on-demand nursing services, are at fair value and represent a separate and identifiable benefit as these services could be provided by separate third-party vendors. Accordingly, these costs are classified as selling, general and administrative expense. Expenses related to call center and nursing services for the periods presented are disclosed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selling, General and Administrative.

Inventory maintenance fees are calculated as a percentage of KALBITOR sales price and accordingly, are classified as a reduction in product sales revenue.

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

Government Rebates and Chargebacks.  The Company estimates reductions to product sales for Medicaid and Veterans' Administration (VA) programs and the Medicare Part D Coverage Gap Program, as well as for certain other qualifying federal and state government programs.  The Company estimates the amount of these reductions based on available KALBITOR patient data, actual sales data and rebate claims.  These allowances are adjusted each period based on actual experience.

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

Patient Financial Assistance.  The Company offers a financial assistance program for qualified KALBITOR patients in order to aid a patient’s access to KALBITOR through use of a patient voucher for co-payment assistance.  The Company estimates its liability for this voucher program based on actual vouchers issued but unpaid, as well as, an estimated reserve for product sold to and held by distributors as of period end, based on the Company’s historical redemption rates.

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2012	$388	$165	$565	$551	$1,669
Current provisions relating to sales in current year	993	293	1,117	40	2,443
Adjustments relating to prior years	13	(92)	(5)	(141)	(225)
Payments/returns relating to sales in current year	(534)	(207)	(274)	—	(1,015)
Payments/returns relating to sales in prior years	(327)	(47)	(271)	(191)	(836)
Balance, as of June 30, 2013	$533	$112	$1,132	$259	$2,036

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

For agreements entered into prior to 2011, the Company evaluated license arrangements with multiple elements in accordance with ASC, 605-25 Revenue Recognition – Multiple-Element Arrangements.  Since 2011, the Company has applied the guidance of ASU 2009-13 to evaluate license arrangements with multiple elements.  This guidance amended the accounting standards for certain multiple element arrangements to:

●	Provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated and how the arrangement considerations should be allocated to the separate elements;

●
Require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available; third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (BESP), if neither VSOE or TPE is available; and

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

When the Company is unable to establish the selling price of an element using VSOE or TPE, management determines BESP for that element.  The objective of BESP is to determine the price at which the Company would transact a sale if the element within the license agreement were sold on a stand-alone basis.  The Company’s process for establishing BESP involves management’s judgment and considers multiple factors including discounted cash flows, estimated direct expenses and other costs and available data.

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

Phage Display Library Licenses.  Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales.  Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement as deliverables within these arrangements are determined to not provide the licensee with value on a stand-alone basis and therefore are accounted for as a single unit of accounting. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. If the Company has no future obligations under the license, milestone payments under these license arrangements are recognized when the milestone is achieved. Product license payments, which are optional to the licensee, are substantive and therefore are excluded from the initial allocation of the arrangement consideration.  These payments are recognized as revenue when the license is issued upon exercise of the licensee’s option, if the Company has no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Payments received that have not met the appropriate criteria for revenue recognition are recorded as deferred revenue.

Phage Display Patent Licenses.  The Company previously licensed its phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.  The core patents in this portfolio expired in November 2012.  Even after patent expiration, the Company generally remains eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration, although certain existing patent licenses will no longer have a royalty obligation.  The Company does not expect the expiration of these patents to have a material impact on its LFRP business.

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

LFRP Milestones

Non-substantive Milestones.  Under the Company’s LFRP, it is eligible to receive clinical development, regulatory filing and marketing approval milestones, which vary from licensee to licensee.  Achievement of these milestones is contingent upon the licensees’ efforts and involves risks and uncertainty related to drug development, regulatory approval and intellectual property which could lead to milestones never being met.

Based on information available to the Company regarding pre-clinical and clinical candidates developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $66 million in development milestones, $58 million in regulatory filing milestones and $80 million in marketing approval milestones.  As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $75,000 and $1.3million related to milestones under the LFRP for the three and six months ended June 30, 2013, respectively, and approximately $1.8 million and $2.1 million for the three and six months ended June 30, 2012, respectively.

Substantive Milestones. Under certain collaboration agreements, the Company performs funded research for various collaborators using its phage display technology and libraries.  These arrangements typically include technical milestones which are based on agreed upon objectives to be met under the research campaign, which are considered to be commensurate with the Company’s performance and therefore have been determined to be substantive milestones.

During the three and six months ended June 30, 2012, the Company recognized revenue of approximately $93,000 and $327,000, respectively, for technical milestones.  No amount was recognized during the 2013 periods.  The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications.  Under these agreements, the Company is eligible to receive certain development and sales milestones. See Note 3, Significant Transactions.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and six months ended June 30, 2012 do not include the full cost of drug manufacturing.  In 2013, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Accordingly, cost of product sales during the three and six months ended June 30, 2013 do not reflect the full KALBITOR manufacturing cost.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At June 30, 2013 and December 31, 2012, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three and six months ending June 30, 2013 the Company recorded other income of $6,000 and other expense of $2,000, respectively, for the translation of foreign currency.  For the three and six months ending June 30, 2012 the Company recorded other expense of $27,000 and $13,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company follows the two-class method when computing net loss per share, as it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends, as if all income for the period had been distributed. The Company’s convertible preferred stock, issued during May 2013, contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company.

The Company presents two earnings or loss per share (EPS) amounts attributable to common stockholders, basic and diluted, in accordance with ASC 260.  Basic earnings or loss per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from the conversion of preferred stock to common stock, and exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended June 30, 2013 and 2012 and, therefore, are excluded from the calculation of diluted net loss per share attributable to common stockholders.

The weighted average of preferred stock as converted into common shares, stock options and warrants outstanding totaled 14,053,495 and 13,669,192 at June 30, 2013, and 2012, respectively.

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

3. SIGNIFICANT TRANSACTIONS

CMIC

In 2010, the Company entered into an agreement with CMIC Co., Ltd. (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan.

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

The Company recognized revenue of approximately $206,000 and $397,000 related to this agreement for the three and six months ended June 30, 2013, respectively, and approximately $189,000 and $377,000 for the three and six months ended June 30, 2012, respectively.  As of June 30, 2013 and December 31, 2012, the Company has deferred approximately $2.2 million and $2.5 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

CVie

In February 2013, the Company entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China, Hong Kong and Macau.  Under the terms of this exclusive license agreement, Dyax received a $1.0 million upfront payment and is eligible to receive up to $11 million in future regulatory and sales milestones.  Additionally, the Company is eligible to receive royalties on net product sales.  CVie is solely responsible for all costs associated with development, regulatory activities and the commercialization of KALBITOR in their licensed territories.  CVie will purchase drug product from the Company on a cost-plus basis for its commercial supply when and if KALBITOR is approved for commercial sale in the CVie territories.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  Because of the risk associated with obtaining approval for commercial sale in the CVie territories, manufacturing services associated with commercial supply are considered a contingent deliverable and will be accounting for when and if performed.  As CVie is required to obtain all drug product for both clinical development and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand- alone value to the licensee.  Accordingly, it was determined that the license, manufacturing services associated with clinical supply and steering committee performance obligations under this agreement represent a single unit of accounting.

At this time, the Company cannot reasonably estimate the level of effort required to fulfill its obligations and, therefore, is recognizing revenue on a straight-line basis over the estimated development period of ecallantide through mid-2018.

The Company recognized revenue of $78,000 for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, the Company has deferred $922,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Novellus

In January 2013, the Company entered into an agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.  Under the terms of the exclusive license agreement, the Company is entitled to receive payments totaling $800,000 in 2013, of which $250,000 was paid during the first quarter of 2013.  Additionally, the Company is eligible to receive up to $5.2 million in future regulatory and sales milestones and royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Novellus will purchase drug product from the Company on a cost-plus basis for its commercial supply.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  As Novellus is required to obtain all drug product for both clinical and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand- alone value to the licensee.  Accordingly, it was determined that performance obligations under this agreement represent a single unit of accounting.

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Novellus.  As no supply has been provided to Novellus to date, no revenue has been recognized during the three and six months ended June 30, 2013.  As of June 30, 2013, the Company has deferred $800,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sigma Tau

In June 2010, the Company entered into a strategic collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.) (Sigma Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean and certain Asian territories (the second amendment).  Three subsequent amendments to this agreement eliminated rights that Dyax had previously granted to Sigma Tau for the Asian territories, the Middle East, North Africa, Latin America and the Caribbean and in March 2013, rights to the remaining territories which included Europe, Russia, Australia and New Zealand were eliminated under a termination agreement between the Company and Sigma Tau.

Through the date of termination, Sigma Tau made aggregate upfront payments of $7.0 million, payments of $3.8 million for reimbursement associated with development services and purchased 787,647 shares of the Company’s common stock for an aggregate purchase price of $3.0 million.

Through May 2011, revenue under this arrangement was recognized in accordance with Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables.  In May 2011, in conjunction with the second amendment to this agreement, it was determined that the existing arrangement had been materially modified.  As a result, the Company re-evaluated the entire arrangement under ASU No. 2009-13, Revenue Recognition with Multiple Deliverables, as if all modifications since inception were part of the original agreement.  All undelivered items under the agreement were identified and allocated to separate units of accounting based on whether the deliverable provided stand-alone value to the licensee.  The undelivered items as of the date of the second amendment consisted of (i) committed future development services, (ii) steering committee services and (iii) manufacturing services.  Manufacturing services for commercial supply were determined to be a contingent deliverable as the performance of these services were contingent upon Sigma-Tau obtaining regulatory approval in its territories.

All deferred revenue as of the date of modification and additional proceeds received under the second amendment, determined to be attributable to the license granted based on the Company’s best estimate of selling price (BESP), were recognized during the second quarter of 2011.  Management allocated proceeds as of the date of modification to the steering committee and development services based on BESP which was recognized under the proportional performance model as work was performed.

The principal terms of the March 2013 termination agreement included provision for (i) the revocation of all licenses granted by the Company to Sigma Tau, (ii) the termination of all other obligations under the license agreement, (iii) the issuance of 271,665 shares of the Company’s common stock to Sigma Tau, and (iv) the right of Sigma Tau to receive $500,000 for every $5.0 million of compensation received by the Company during the next ten years in relation to the potential license or supply of ecallantide exclusively in those territories that had been previously licensed to Sigma Tau.  In accordance with ASC 605-50, the $1.1 million determined to be the fair value of the common stock as of the date of issuance was recorded as a reduction to development and license fee revenue on the Company’s statement of operations and $85,000 of deferred revenue attributable to the JSC services was recognized as revenue for the six months ended June 30, 2013.  No additional revenue is expected to be recognized in future periods.  For the three and six months ended June 30, 2012, revenue recognized under this arrangement totaled $20,000 and $86,000, respectively.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$38,945	$38,945	$—	$—
Marketable debt securities	3,002	—	3,002	—
Total	$41,947	$38,945	$3,002	$—

Description (in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,910	$15,910	$—	$—
Marketable debt securities	9,028	—	9,028	—
Total	$24,938	$15,910	$9,028	$—

The following tables summarize the Company’s marketable securities at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$3,001	$1	$—	$3,002
Total	$3,001	$1	$--	$3,002

	December 31, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$9,022	$6	$—	$9,028
Total	$9,022	$6	$—	$9,028

As of June 30, 2013 and December 31, 2012, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of June 30, 2013 and December 31, 2012, the Company’s short-term investments consisted of U.S. Treasury notes and bills valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources.

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

Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's balance sheet.  As of June 30, 2013 and December 31, 2012, approximately $5.8 million and $5.9 million of inventory, respectively, is classified as non-current.

Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw Materials	$1,116	$1,116
Work in Progress	5,852	8,274
Finished Goods	1,990	599
Total	$8,958	$9,989

6. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Laboratory equipment	$7,628	$7,628
Furniture and office equipment	1,619	1,619
Software and computers	4,814	4,763
Leasehold improvements	4,510	4,502
Construction in process	505	197
Total	19,076	18,709
Less: accumulated depreciation	(13,796)	(13,380)
	$5,280	$5,329

Depreciation expense for the three and six months ended June 30, 2013 was approximately $204,000 and $416,000, respectively and $265,000 and $578,000 for the three and six months ended June 30, 2012, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts payable	$1,551	$3,557
Accrued employee compensation and related taxes	3,673	4,018
Accrued external research and development and sales expenses	1,638	1,652
Accrued legal	628	518
Accrued sales allowances	1,340	1,052
Other accrued liabilities	2,243	1,675
Total	$11,073	$12,472

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In August 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty.  At June 30, 2013, the aggregate principal amount of the new loan was $82.9 million, consisting of a $22.4 million Tranche A Loan and a $60.5 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly.  The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Tranche A Loan

Under the terms of the agreement, the Company received a loan of $20 million (Tranche A Loan) in December 2011 and a commitment to refinance the amounts outstanding under the Company’s March 2009 amended and restated loan agreement (the March 2009 Loan) at a reduced interest rate in August 2012.  The Tranche A Loan was unsecured and accrued interest at an annual rate of 13% through August 2012.

Upon execution of the Tranche A Loan, the terms of the original loans were determined to be modified under ASC 470.  During the quarter ended June 30, 2013, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.6%.

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

The Loan principal balance at June 30, 2013 and December 31, 2012 was $82.9 million and $81.2 million, respectively.

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the six months ended June 30, 2013 and for the year ended December 31, 2012, as follows (in thousands):

	June 30, 2013	December 31, 2012
Beginning balance	$78,061	$75,372
Accretion of discount	99	198
Loan activity:
Discount on Tranche A Loan	—	(43)
Interest Expense	5,139	10,199
Payments applied to principal	—	(96)
Payments applied to interest	(2,122)	(7,569)
Ending balance	$81,177	$78,061

The estimated fair value of the note payable was $82.9 million at June 30, 2013 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line during 2012, which is being financed over a 3-year term.  The outstanding balance of this loan was $1.2 million as of June 30, 2013.

Facility Lease

In January 2012, the Company relocated its operations to a new facility in Burlington, Massachusetts.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  Through June 30, 2013, the Company capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility.  Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

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

10. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Sale of Common and Preferred Stock

In May 2013, the Company issued 8,901,675 shares of Common Stock at $2.30 per share and 41,418 shares of Series 1 Convertible Preferred Stock at $230 per share in a registered direct offering.  Each share of Series 1 Convertible Preferred Stock is convertible into 100 shares of Common Stock provided, however, that the holder is prohibited from converting Series 1 Convertible Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of Common Stock then issued and outstanding.  The Company may not pay any dividends on shares of Common Stock (other than dividends in the form of Common Stock) unless the holders of Series 1 Convertible Preferred Stock shall first receive dividends on shares of Series 1 Convertible Preferred Stock held by them (on an as-if-converted-to-common-stock basis) in an amount equal to and in the same form as any such dividends (other than dividends in the form of Common Stock) to be paid on shares of the Common Stock.  Proceeds from the offering were approximately $29.1 million, net of offering expenses.

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock, restricted stock units and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. Restricted stock unit are generally granted at the current fair market value on the date of grant, generally vest over a four-year period in equal installments on each anniversary of the grant date.  The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At June 30, 2013, a total of 4,057,533 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $5,000 and $51,000 for the three and six months ended June 30, 2013, respectively, and $8,000 and $17,000, respectively, for the three and six months ended June 30, 2012.  There were 45,001 and 48,748 shares purchased under the Plan during the six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, a total of 317,938 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense related to:
Equity Incentive Plan	$879	$1,169	2,777	$2,011
Employee Stock Purchase Plan	5	8	51	17
	$884	$1,177	2,828	$2,028

Stock-based compensation expense charged to:
Research and development	$280	$194	$508	$378

Selling, general and administrative	$604	$983	$2,320	$1,595

Restructuring charges	$—	$—	$—	$55

Stock-based compensation expense of $3,000 and $7,000 was capitalized into inventory for the three and six months ended June 30, 2013, respectively, and $1,000 and $6,000 for the three and six months ended June 30, 2012, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the six months ending June 30, 2013 included $1.1 million related to the modification of certain stock options held by a former executive who ceased employment in March 2013.  Stock-based compensation expense for the three and six months ending June 30, 2012 included $308,000 and $382,000, respectively, related to the modification of certain stock options.

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

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state and foreign provisions.  Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period.  The Company completed a study to determine whether any ownership change has occurred since the Company's formation and has determined that through December 31, 2012, transactions have resulted in two ownership changes, as defined by Section 382.  There could be additional ownership changes in the future that could further limit the amount of NOL and tax credit carryforwards that the Company can utilize.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and costs, and the potential benefits of new sales initiatives, and the impact of product discounts and allowances;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates to address PKM angioedemas;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the impact of the expiration of certain of our phage display patents under the LFRP; and

●	expected future revenues and operating results and cash flows.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
The principal focus of our efforts is to develop and commercialize treatments for hereditary angioedema and to identify other disorders that are mediated by plasma kallikrein.

We developed KALBITOR on our own, and since 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  Outside of the United States, we have established partnerships to obtain regulatory approval for and to commercialize KALBITOR in certain markets and we are evaluating opportunities in others.

We are also developing:

●
DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat PKM angioedemas prophylactically.  In June 2013, we filed an IND for the use of this antibody as a prophylactic treatment for HAE.

●	A biomarker assay that identifies evidence of plasma kallikrein activation in patient blood. We are using this assay system to support development of DX-2930 and to identify other PKM disorders.

●	Phage Display Licensing and Funded Research Program
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

We have three key areas of activity in our PKM angioedema portfolio:

●
HAE and KALBITOR.  In 2010, we began selling KALBITOR in the United States for treatment of acute attacks of HAE in patients 16 years of age and older.  We are selling KALBITOR on our own in the United States.  Working with international partners, we intend to seek approval for and commercialize KALBITOR for HAE and other angioedema indications in markets outside of the United States.  We have entered into agreements for others to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan, China, Latin America and the Middle East.

●
DX-2930 - Antibody for PKM angioedemas.  Based on our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which could be a candidate to treat prophylactically HAE and other PKM angioedemas.  After completing a series of pharmacokinetic, tolerability and preclinical studies, we believe DX-2930 may be effective for prophylactically treating these indications.  In June 2013, we filed an IND for the use of this antibody as a prophylactic treatment for HAE.

●
Identification of PKM angioedemas.  In order to expand our PKM angioedema portfolio, we are developing a laboratory test to assist in the differentiation of PKM angioedema from histamine-mediated angioedema, in order to direct appropriate treatment.  The process of clinical validation of this test has commenced.  This test is expected to be relevant to both normal C1esterase inhibitor (C1-INH) and C1-INH deficient patients and may enable the identification of PKM angioedema, including HAE with normal C1-INH (formerly known as Type III HAE) and angioedema of unknown origin, or idiopathic angioedema.

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

Distribution

In 2013, we elected to open our distribution network to include a limited number of additional specialty pharmacies.  KALBITOR is currently distributed through a network of wholesale and specialty pharmacy arrangements that includes US Bioservices Corporation (US Bio) and Walgreens Infusion Services, Inc. (Walgreens).

In addition to serving as a specialty pharmacy for KALBITOR, US Bio also administers KALBITOR Access, which provides comprehensive call center services for patients and healthcare providers seeking information and access to KALBITOR, pursuant to a hub service agreement.

Walgreens also provides eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by healthcare professionals, as well as treatment at Walgreens’ infusion centers.  This agreement has a term through December 2013 and will renew annually unless amended or terminated by the parties.

In addition to these agreements, we may enter into other arrangements, as appropriate, to provide HAE patients with broader opportunities to access KALBITOR.

Post-Marketing Commitments

In February 2010, we initiated a four-year, Phase 4 observational study, which was scheduled to enroll 200 HAE patients over a three year period, to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. Although the enrollment target has not been met, the FDA has agreed to allow us to maintain the original three-year enrollment schedule, which ended in February 2013.

In April 2013, the FDA approved the removal of the Risk Evaluation and Mitigation Strategy (REMS) requirement for KALBITOR, as our REMS assessment demonstrated that the communication plan had been completed and met its goals.

Single-Injection KALBITOR Formulation

We are currently in the process of developing a more convenient formulation of ecallantide, which is intended to allow for a single subcutaneous injection of KALBITOR, instead of the current three subcutaneous injection formulation.  We completed a bioequivalence clinical study, which successfully demonstrated bioequivalence between the current formulation and the new single-injection formulation.  In May 2013, we filed a supplemental Biologics License Application (BLA) with the FDA.

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

The shelf-life of our frozen ecallantide drug substance is four years.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) Contract Manufacturing Services at its facilities in Spokane, Washington under a commercial supply agreement. This process is known in the industry as the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of four years.  Our commercial supply agreement with JHS runs through 2018 and may be terminated with two years prior notice.

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

CMIC has a clinical development plan that was established in consultation with the Japanese regulatory authorities.  CMIC has completed a twelve patient pharmacokinetic study and, to fulfill submission requirements, CMIC is required to complete an open-label study of ten patients, which commenced in the second half of 2012.  Assuming successful completion of the open-label study, CMIC plans to file for approval to commercialize ecallantide for the treatment of HAE in Japan in early 2014.

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

PLASMA KALLIKREIN ANTIBODY – DX-2930

We are currently in preclinical development of DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which would be a candidate to treat prophylactically HAE and other PKM angioedemas.  DX-2930 has the potential for a subcutaneous formulation, with a half-life which could enable less frequent dosing than currently available prophylactic therapies and an advantageous immunogenicity profile.  We have completed a series of preliminary preclinical pharmacokinetic and tolerability studies and found DX-2930 to have relevant activity in animal models.  In June 2013, we filed an IND for the use of this antibody as a prophylactic treatment for HAE.

IDENTIFICATION OF PKM ANGIOEDEMAS

We have a program that has identified several diagnostic strategies that will assist in the differentiation of PKM angioedema from histamine-mediated angioedema, and facilitate appropriate treatment.  We are developing a laboratory test for which clinical validation has commenced.  This test is expected to be relevant to both normal C1-INH and C1-INH deficient patients and enable the identification of PKM angioedemas.

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

LFRP Product Development

Currently there are 13 revenue-generating product candidates within our LFRP portfolio that are in clinical development, including three in Phase 3 and four in Phase 2 trials.  Furthermore, our licensees and collaborators have additional product candidates in various stages of preclinical development.  Our licensees and collaborators are responsible for all costs associated with development of these product candidates.  To the extent that our licensees commercialize some of the Phase 3 product candidates, our revenues under the LFRP are expected to experience growth beginning in 2014.

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

●
Patent Licenses.    Under our patent license program, we previously granted other biopharmaceutical and pharmaceutical companies non-exclusive licenses to use certain of our phage display patents to discover and develop biologic compounds for use in specified fields.  The core patents in this portfolio expired in November 2012 and we do not anticipate entering into future agreements for this patent portfolio.  In addition, certain existing patent licenses will no longer have a royalty obligation.  We do not expect the expiration of these patents to have a material impact on our LFRP business.

We expect to continue to enter into library licenses and funded research agreements to maximize the strategic value of our LFRP.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues.  Total revenues for the three months ended June 30, 2013 (the 2013 Quarter) were $11.3 million, compared with $14.0 million for the three months ended June 30, 2012 (the 2012 Quarter).

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients and limited return rights, we anticipate that distributors will carry inventory that is in line with their forecasted business needs.  Although fluctuations can occur due to the acute nature of HAE attacks, the aggregate amount of inventory held by our distributors generally does not exceed 60 days of anticipated demand.  As of June 30, 2013, inventory held by our distributors was estimated to be approximately 52 days of anticipated demand, which represents a reduction from the approximately 70 days estimated as of March 31, 2013.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2013 Quarter, product sales of KALBITOR were $8.6 million, net of product discounts and allowances of $1.5 million.  During the 2012 Quarter, product sales were $9.2 million, net of product discounts and allowances of $767,000.  The change in net sales between the 2013 and 2012 Quarters was due to several factors:

●	Distributor channel adjustments reduced comparable 2013 Quarter net sales by approximately $2.8 million,
●	Sales represented by patient demand units increased in the 2013 Quarter by approximately $1.9 million, a 23% increase over the 2012 Quarter,
●	A KALBITOR price increase in the 2013 Quarter, offset by higher gross to net sales adjustments, increased the 2013 Quarter’s net sales by approximately $300,000.

During the three months ended June 30, 2013 and 2012, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2013	2012

Gross product sales	$10,059	$9,931

Prompt pay and other discounts	$(480)	$(355)
Government rebates and chargebacks	(959)	(301)
Returns	(52)	(111)
Product sales allowances	$(1,491)	$(767)
Product sales, net	$8,568	$9,164

Product sales allowances, as a percent of gross product sales	14.8%	7.7%

Development and License Fees.  We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $2.8 million in the 2013 Quarter compared to $4.9 million in the 2012 Quarter.

Cost of Product Sales. We incurred $563,000 of costs associated with product sales during the 2013 Quarter and $416,000 of costs associated with product sales during the 2012 Quarter.  These costs include the manufactured product and the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.

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

Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales for the 2013 and 2012 Quarters would have approximated $670,000 and $730,000, respectively.

Research and Development.  Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended June 30,
	2013	2012

KALBITOR development costs	$2,573	$5,526
Other research and development expenses	2,814	2,506
LFRP pass-through fees	1,063	621
Research and development expenses	$6,450	$8,653

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The lower research and development expenses during the 2013 Quarter were primarily due to reduced KALBITOR development costs associated with the clinical study of the use of ecallantide for the treatment of ACE inhibitor-induced angioedema which was discontinued during the quarter ended June 30, 2012. This decrease was partially offset by higher pre-clinical costs associated with the development of DX-2930, our fully human monoclonal antibody that is an inhibitor of plasma kallikrein and a candidate to treat prophylactically HAE and other PKM angioedemas and higher LFRP pass-through fees.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2013 and 2012 Quarters were $10.2 million and $10.4 million, respectively, including costs for patient services of $706,000 and $467,000, respectively.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $2.6 million in both the 2013 Quarter and the 2012 Quarter. Based on the 2011 modification of the HC Royalty loan, we record interest expense using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.6%.

Six Months Ended June 31, 2013 and 2012

Revenues.  Total revenues for the six months ended June 30, 2013 (the 2013 Period) were $23.4 million, compared with $25.5 million for the six months ended June 30, 2012 (the 2012 Period).

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients and limited return rights, we anticipate that distributors will carry inventory that is in line with their forecasted business needs.  Although fluctuations can occur due to the acute nature of HAE attacks, the aggregate amount of inventory held by our distributors generally does not exceed 60 days of anticipated demand.  As of June 30, 2013, inventory held by our distributors was estimated to be approximately 52 days of anticipated demand.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2013 Period, product sales of KALBITOR were $17.2 million, net of product discounts and allowances of $2.3 million.  During the 2012 Period, product sales were $17.2 million, net of product discounts and allowances of $1.4 million.  There was no change in net sales between the 2013 and 2012 Periods due to several offsetting factors:

●	Distributor channel adjustments reduced comparable 2013 Period net sales by approximately $3.5 million,
●	Sales represented by patient demand units increased in the 2013 Period by approximately $2.4 million, a 15% increase over the 2012 Period,
●	A KALBITOR price increase in the 2013 Quarter, offset by higher gross to net sales adjustments, increased the 2013 Period’s net sales by approximately $1.1 million.

During the six months ended June 30, 2013 and 2012, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2013	2012

Gross product sales	$19,439	$18,540

Prompt pay and other discounts	$(842)	$(643)
Government rebates and chargebacks	(1,544)	(536)
Returns	102	(187)
Product sales allowances	$(2,284)	$(1,366)
Product sales, net	$17,155	$17,174

Product sales allowances as a percent of gross product sales	11.7%	7.4%

Development and License Fees.  We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $6.2 million in the 2013 Period and $8.3 million in the 2012 Period.  The 2013 Period reflects a $1.1 million reduction in revenue associated with the termination of the agreement with Sigma-Tau.  (See note 3, Significant Transactions – Sigma-Tau).

Cost of Product Sales. We incurred $1.3 million of costs associated with product sales during the 2013 Quarter and $1.0 million of costs associated with product sales during the 2012 Quarter.  These costs include the manufactured product and the cost of testing, filling, packaging and distributing the product, as well as a royalty due on net sales of KALBITOR.

Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during the 2012 Period.  In the 2013 Period, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Therefore, the cost of product sales reflects some but not the full KALBITOR manufacturing cost.

Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales for the 2013 and 2012 Periods would have approximated $1.5 million and $1.6 million, respectively.

Research and Development.  Our research and development expenses are summarized as follows (in thousands):

	Six Months Ended June 30,
	2013	2012

KALBITOR development costs	$6,934	$10,569
Other research and development expenses	5,794	4,862
LFRP pass-through fees	2,393	1,075
Research and development expenses	$15,121	$16,506

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The lower research and development expenses during the 2013 Period were due to lower KALBITOR development costs due to the discontinuation of the clinical study of the use of ecallantide for the treatment of ACE inhibitor-induced angioedema during the quarter ended June 30, 2012.  This reduction in the 2013 Period was partially offset by increased drug substance costs of $940,000 for KALBITOR inventory utilized in the reformulation program.  In addition, there were higher LFRP pass-through fees, and pre-clinical costs associated with the development of DX-2930, our fully human monoclonal antibody that is an inhibitor of plasma kallikrein and a candidate to treat prophylactically HAE and other PKM angioedemas.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR and costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2013 and 2012 Periods were $21.3 million and $20.8 million, respectively, including costs for patient services of $1.4 million and $1.0 million, respectively. Costs increased during the 2013 Period primarily due to $1.1 million of stock compensation expense associated with a stock option modification related to a former executive who ceased employment in March 2013.  This increase was partially offset by lower KALBITOR sales and marketing costs.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $5.3 million in the 2013 Period, compared to $5.1 million in the 2012 Period. Based on the 2011 modification of the HC Royalty loan, we record interest expense using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.6%.

Liquidity and Capital Resources
	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$43,927	$20,018
Short-term investments	3,002	9,028
Total cash, cash equivalents and investments	$46,929	$29,046

The following table summarizes our cash flow activity for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Net cash used in operating activities	$(11,836)	$(17,762)
Net cash provided by investing activities	5,655	14,393
Net cash provided by financing activities	30,090	1,432
Net (decrease) increase in cash and cash equivalents	$23,909	$(1,937)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through June 30, 2013, we have funded our operations through the sale of equity securities, which have provided aggregate net cash proceeds since inception of approximately $429 million, and from borrowed funds under our loan agreement with HC Royalty, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

The principal use of cash in our operations during the 2013 Period was to fund our net loss, which was $19.6 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $3.1 million, non-cash issuance of common stock totaling $1.1 million, depreciation and amortization costs of $437,000 and stock-based compensation expense of $2.8 million.  In addition to non-cash charges, we also had net cash in-flow due to changes in other operating assets and liabilities, including a decrease in inventory of $1.0 million and a decrease in accounts receivable of $887,000, which are partially offset by a decrease in accounts payable and accrued expenses of $1.4 million.

The principal use of cash in our operations during the 2012 Period was to fund our net loss, which was $19.2 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $456,000, depreciation and amortization costs of $612,000 and stock-based compensation expense of $2.0 million.  In addition to non-cash charges, we also had net cash out-flow due to changes in other operating assets and liabilities, including an increase in inventory of $2.9 million and a decrease in deferred revenue of $2.4 million, which are partially offset by a decrease in other assets of $2.7 million.

Investing Activities

Our investing activities for the 2013 Period primarily consisted of maturing investments of $6.0 million, as well as the purchase of fixed assets totaling $345,000.

Our investing activities for the 2012 Period primarily consisted of maturing investments of $23.0 million, as well as a decrease of $1.3 million in restricted cash resulting from the release of the letter of credit that had been issued as a security deposit under the lease of our previous headquarters in Cambridge, Massachusetts.  These are offset by the purchase of $3.8 million of fixed assets primarily made up of leasehold improvements for the new Burlington facility, of which $2.6 million was covered by a tenant improvement allowance and $1.4 million was financed through an equipment loan arrangement.

Financing Activities

Our financing activities for the 2013 Period primarily consist of net proceeds of $29.1 million from the issuance of 8,901,675 shares of common stock and 41,418 units of preferred stock in a registered direct offering, as well as proceeds from the exercise of stock options totaling $1.2 million.  Repayment of long-term debt for the 2013 Period totaled $219,000.

Our financing activities for the 2012 Period consisted of a drawdown of $1.4 million under an equipment loan arrangement, as well as the repayment of long-term debt totaling $129,000, including $96,000 to HC Royalty.

We expect that existing cash, cash equivalents, and short-term investments together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support our current operations for at least the next twelve months.   We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect during this period.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2012, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and six months ended June 30, 2013.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2013, we had cash, cash equivalents and investments of approximately $46.9 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2013, we had $84.1 million in short-term and long-term obligations outstanding, including our note payable to HC Royalty. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of June 30, 2013 we had an accumulated deficit of approximately $525.8 million.  We expect to incur additional net losses in 2013 as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

●	the amount of future sales of KALBITOR and costs to manufacture and sell the product, including sales variability due to the amount of KALBITOR ordered by the distribution channel;

●	the cost and timing of our research and development, manufacturing and commercialization activities;

●	the establishment of new collaboration and licensing arrangements;

●	the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize ecallantide in additional indications and other product candidates;

●	the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones; and

●	revenue recognition and other generally accepted accounting policies.

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

Our ability to generate product sales will depend on commercial success of KALBITOR in the United States and whether physicians, patients and healthcare payers view KALBITOR as therapeutically effective relative to cost and to alternative treatments.  We initiated the commercial launch of KALBITOR in the United States in 2010.

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

●
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest®™, which is administered intravenously.  Ruconest is approved in the EU for the treatment of acute HAE attacks in adult patients.  In November 2012, Pharming and its US partner Santarus announced positive topline data from their Phase 3 trial for Ruconest. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.  In April 2013, Pharming and Santarus filed a BLA for marketing approval in the US.

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

In the United States, we sell KALBITOR to customers including wholesalers, specialty pharmacies and a limited number of hospitals.  Our distributors do not set or determine demand for KALBITOR.  We expect our distribution arrangements to continue for the foreseeable future through an extension or replacement of our current agreements.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through our distributors.  It is possible that our distributors could change their policies or fees, or both, at some time in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks and we also believe we can find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

Our sales of KALBITOR are made primarily to a network of distributors, which, in turn, resell KALBITOR to end user customers.  Product in the distribution channel consists of supply held by these distributors.  Our product sales in a particular period may be affected by increases or decreases in the distribution channel inventory levels.  While we attempt to assist our distributors in maintaining targeted inventory levels of KALBITOR, we may not be successful in achieving those targeted levels.  Attempting to assist our distributors in maintaining targeted inventory levels of KALBITOR involves the exercise of judgment and use of assumptions about future uncertainties including end user customer demand and, as a result, actual demand may differ from our estimates.

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

In recent years, several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, and file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities.  In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act and related regulations.  Beginning in 2014, manufacturers of drugs will be required to publicly report gifts and payments made to physicians and teaching hospitals.  Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear.  Nonetheless, although we have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code), the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers and best practices in the pharmaceutical industry, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity which could adversely affect our business.

If we fail to comply with our reporting and payment obligations under U.S. governmental price reporting laws, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the Department of Veterans Affairs, and by covered entities under the federal government’s drug pricing program administered under Section 340B of the Public Health Services Act, referred to as the 340B program. The pricing data reported are used as the basis for establishing contracts for sales to the Department of Veterans Affairs, the Section 340B program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government that resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020.  In addition, we believe that our existing supply of ecallantide drug substance will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2017.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm or Hollister-Stier is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

The issues relating to the validity, enforceability and possible infringement of our patents present complex factual and legal issues that we periodically reevaluate.  Third parties have patent rights related to phage display, particularly in the area of antibodies.  While we have gained access to key patents in the antibody area through our cross-licensing agreements with Affimed, Affitech, Biosite, Domantis, Genentech, XOMA and CAT, other third party patent owners may contend that we need a license or other rights under their patents in order for us to commercialize a process or product.  In addition, we may choose to license patent rights from third parties.  While we believe that we will be able to obtain any needed licenses, we cannot assure you that these licenses, or licenses to other patent rights that we identify as necessary in the future, will be available on reasonable terms, if at all.  If we decide not to seek alicense, or if licenses are not available on reasonable terms, we may become subject to infringement claims or other legal proceedings, which could result in substantial legal expenses.  If we are unsuccessful in these actions, adverse decisions may prevent us from commercializing the affected process or products.  Moreover, if we are unable to maintain the covenants with regard to phage display improvements that we obtain from our licensees through our patent licensing program and the licenses that we have obtained to third party phage display patent rights, it could have a material adverse effect on our business.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $82.9 million at June 30, 2013.  The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with this loan, we have entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP and the revenues generated by us through licenses of our intellectual property related to the LFRP.  We are required to repay the loans based on a percentage of LFRP related revenues, including royalties, milestones, and license fees received by us under the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loans may become due and payable at HC Royalty’s option, including a prepayment premium obligation, which will expire in August 2015.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loans immediately due and payable.

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

The FDA had required that we implement a REMS for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consisted of a plan to communicate the safety risks of the product to healthcare providers, referenced to as a communication plan.  While the FDA approved the removal of the REMS requirement for KALBITOR in April 2013 because the FDA agreed that we met our obligations under the communication plan, it or other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR and/or future products are on the market.  Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR or continue to sell it, successfully, or at all, which would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through July 26, 2013, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

10.1†	Supply Agreement by and between the Company and Hollister-Stier Laboratories, LLC dated as of June 21, 2013. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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

Date: August 2, 2013
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

10.1†	Supply Agreement by and between the Company and Hollister-Stier Laboratories, LLC dated as of June 21, 2013. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101*
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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