Form 10-Q
period 2013-09-30
DYAX CORP
filed 2013-11-01
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 25, 2013: 121,049,917

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,138	$20,018
Short-term investments	4,005	9,028
Accounts receivable, net	6,215	7,507
Inventory	3,069	4,085
Other current assets	2,078	2,159
Total current assets	58,505	42,797
Fixed assets, net	5,139	5,329
Restricted cash	1,100	1,100
Other assets	5,895	6,260
Total assets	$70,639	$55,486
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$11,686	$12,472
Current portion of deferred revenue	3,683	5,449
Current portion of long-term obligations	465	445
Other current liabilities	1,715	—
Total current liabilities	17,549	18,366
Deferred revenue	6,787	6,402
Notes payable	81,354	78,061
Long-term obligations	579	931
Deferred rent and other long-term liabilities	3,172	3,286
Total liabilities	109,441	107,046
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 41,418 and
0 shares issued and outstanding at September 30, 2013 and December 31,
2012, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized;
110,347,285 and 98,798,065 shares issued and outstanding at September
30, 2013 and December 31, 2012, respectively	1,103	995
Additional paid-in capital	492,091	453,625
Accumulated deficit	(531,999)	(506,186)
Accumulated other comprehensive income	3	6
Total stockholders' deficit	(38,802)	(51,560)
Total liabilities and stockholders' deficit	$70,639	$55,486

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$10,772	$10,814	$27,927	$27,988
Development and license fee revenues	2,919	2,287	9,140	10,632
Total revenues, net	13,691	13,101	37,067	38,620

Costs and expenses:
Cost of product sales	720	493	1,991	1,447
Research and development	8,105	6,158	23,226	22,664
Selling, general and administrative	8,507	9,117	29,804	29,872
Restructuring costs	—	—	—	1,440
Total costs and expenses	17,332	15,768	55,021	55,423
Loss from operations	(3,641)	(2,667)	(17,954)	(16,803)

Other income (expense):
Interest and other income	199	5	206	22
Interest and other expenses	(2,746)	(2,548)	(8,065)	(7,650)
Total other expense	(2,547)	(2,543)	(7,859)	(7,628)
Net loss	(6,188)	(5,210)	(25,813)	(24,431)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	4	(3)	(1)
Comprehensive loss	$(6,186)	$(5,206)	$(25,816)	$(24,432)

Net loss attributable to common stockholders	$(6,188)	$(5,210)	$(25,813)	$(24,431)

Net loss per share attributable to common stockholders	$(0.06)	$(0.05)	$(0.25)	$(0.25)
Shares used in computing basic and diluted net loss per share of common stock	109,731,276	99,069,928	104,821,199	98,896,984

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(25,813)	$(24,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	23	49
Depreciation of fixed assets	641	824
Non-cash interest expense	3,293	1,915
Compensation expenses associated with stock-based compensation plans	4,353	2,775
Non-cash stock issuance	1,076	—
Provision for doubtful accounts	—	(35)
Gain on sale of fixed asset	—	(110)
Changes in operating assets and liabilities:
Accounts receivable	1,292	(1,363)
Other current assets	80	2,654
Inventory	1,333	(3,130)
Accounts payable and accrued expenses	976	(3,589)
Deferred revenue	(1,381)	(3,053)
Long-term deferred rent	(92)	715
Other	32	153
Net cash used in operating activities	(14,187)	(26,626)
Cash flows from investing activities:
Purchase of investments	(4,002)	(6,057)
Proceeds from maturity of investments	9,000	23,000
Purchase of fixed assets	(497)	(3,834)
Restricted cash	—	1,266
Proceeds from sale of fixed assets	—	200
Net cash provided by investing activities	4,501	14,575
Cash flows from financing activities:
Net proceeds from the issuance of common and preferred stock	29,068	—
Repayment of long-term obligations	(331)	(135)
Proceeds from long-term obligations	—	1,382
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	4,069	682
Net cash provided by financing activities	32,806	1,929
Net increase (decrease) in cash and cash equivalents	23,120	(10,122)
Cash and cash equivalents at beginning of the period	20,018	31,468
Cash and cash equivalents at end of the period	$43,138	$21,346
Supplemental disclosure of cash flow information:
Interest paid	$3,057	$7,431

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

The Company is also developing:

●
DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat HAE prophylactically.  In August 2013, the Company commenced the dosing of the first subject in a Phase 1 clinical study evaluating the safety and tolerability of a single subcutaneous administration of DX-2930 in healthy volunteers.

●
A biomarker assay that will assist in verifying the activation of plasma kallikrein in patient blood.  The Company intends to use this assay to expedite the development of DX-2930 and to potentially identify other PKM disorders.

●	Phage Display Licensing and Funded Research Program
The Company leverages its proprietary phage display technology through its Licensing and Funded Research Program, which the Company refers to as the LFRP.  This program has provided the Company a portfolio of product candidates being developed by its licensees, which currently includes 13 product candidates in various stages of clinical development, including three in Phase 3 trials, for which it is eligible to receive future royalties and / or milestone payments.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At September 30, 2013 and December 31, 2012, approximately 89% and 86%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  There is a concentration of credit risk with respect to the trade receivable balance.  As of September 30, 2013, two customers accounted for 53% (Walgreens Infusion Services, Inc., “Walgreens”) and 27% (Eli Lilly and Company) of the accounts receivable balance, respectively.  Two customers also accounted for approximately 50% (Walgreens) and 34% (US Bioservices Corporation) of the Company's accounts receivable balance, respectively, as of December 31, 2012, all of which was collected in the first quarter of 2013.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company considers its portfolio of investments as available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of September 30, 2013, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $4.0 million, and had an unrealized gain of $3,000, which has been recorded in other comprehensive income.  As of December 31, 2012, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $9.0 million, and had an unrealized gain of $6,000, which is recorded in other comprehensive income.

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

The Company maintains service contracts with its distributors. These contracts include services such as inventory maintenance and patient support services, which include on-demand nursing services.  Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that patient support services are at fair value and represent a separate and identifiable benefit as these services could be provided by separate third-party vendors.  Accordingly, these costs are classified as selling, general and administrative expense. Expenses related to services for the periods presented are disclosed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selling, General and Administrative.

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2012	$388	$165	$565	$551	$1,669
Current provisions relating to sales in current year	1,776	358	2,195	83	4,412
Adjustments relating to prior years	13	(55)	(298)	(141)	(481)
Payments relating to sales in current year	(1,290)	(231)	(910)	-	(2,431)
Payments/returns relating to sales in prior years	(327)	(47)	(271)	(191)	(836)
Balance, as of September 30, 2013	$560	$190	$1,281	$302	$2,333

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

The Company recognized revenue of approximately $1.7 million and $3.0 million related to milestones under the LFRP for the three and nine months ended September 30, 2013, respectively, and approximately $244,000 and $2.3 million for the three and nine months ended September 30, 2012, respectively.

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

During the nine months ended September 30, 2012, the Company recognized revenue of approximately $327,000 for technical milestones.  There was no amount recognized during the three months ended September 30, 2012 or for the 2013 periods.  The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications.  Under these agreements, the Company is eligible to receive certain development and sales milestones. See Note 3, Significant Transactions.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and nine months ended September 30, 2012 do not include the full cost of drug manufacturing.  For the three months ended September 30, 2013, KALBITOR units sold included the full cost of drug manufacturing.  During the nine months ended September 30, 3013, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Accordingly, cost of product sales during the nine months ended September 30, 2013 do not reflect the full KALBITOR manufacturing cost.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At September 30, 2013 and December 31, 2012, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations.  For the three and nine months ending September 30, 2013 the Company recorded other income of $11,000 and $9,000, respectively, for the translation of foreign currency.  For the three and nine months ending September 30, 2012 the Company recorded other income of $10,000 and other expense $3,000, respectively, for the translation of foreign currency.

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

The Company presents two earnings or loss per share (EPS) amounts attributable to common stockholders, basic and diluted, in accordance with ASC 260.  Basic earnings or loss per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share attributable to common stockholders does not differ from basic net loss per share attributable to common stockholders since potential common shares from the conversion of preferred stock to common stock, and exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the periods ended September 30, 2013 and 2012 and, therefore, are excluded from the calculation of diluted net loss per share attributable to common stockholders.

The weighted average of preferred stock as converted into common shares, stock options, restricted stock units and warrants outstanding totaled 14,972,977 and 12,905,964 for the nine months ending September 30, 2013, and 2012, respectively.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This ASU is effective for reporting periods beginning after December 15, 2012. The Company’s only component of other comprehensive income is unrealized gain or loss on investments during the periods presented.  These amounts were not material to our financial statements.  As a result, no additional disclosures have been made.

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

The Company recognized revenue of approximately $192,000 and $589,000 related to this agreement for the three and nine months ended September 30, 2013, respectively, and approximately $189,000 and $566,000 for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013 and December 31, 2012, the Company has deferred approximately $2.0 million and $2.5 million, respectively, of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

The Company recognized revenue of $47,000 and $125,000 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2013, the Company has deferred $875,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Novellus

In January 2013, the Company entered into an agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.  Under the terms of the exclusive license agreement, the Company is entitled to receive payments totaling $800,000 in 2013, of which $500,000 was received through September 30, 2013.  Additionally, the Company is eligible to receive up to $5.2 million in future regulatory and sales milestones and royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Novellus will purchase drug product from the Company on a cost-plus basis for its commercial supply.

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

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Novellus.  As no supply has been provided to Novellus to date, no revenue has been recognized during the three and nine months ended September 30, 2013.  As of September 30, 2013, the Company has deferred $800,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Sigma Tau

In June 2010, the Company entered into a strategic collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.) (Sigma Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean and certain Asian territories (the second amendment).  Three subsequent amendments to this agreement eliminated rights that Dyax had previously granted to Sigma Tau for the Asian territories, the Middle East, North Africa, Latin America and the Caribbean and in March 2013 rights to the remaining territories (Europe, Russia, Australia and New Zealand) were eliminated under a termination agreement between the Company and Sigma Tau.

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

The principal terms of the March 2013 termination agreement included provision for (i) the revocation of all licenses granted by the Company to Sigma Tau, (ii) the termination of all other obligations under the license agreement, (iii) the issuance of 271,665 shares of the Company’s common stock to Sigma Tau, and (iv) the right of Sigma Tau to receive $500,000 for every $5.0 million of compensation received by the Company during the next ten years in relation to the potential license or supply of ecallantide exclusively in those territories that had been previously licensed to Sigma Tau.  In accordance with ASC 605-50, the $1.1 million determined to be the fair value of the common stock as of the date of issuance was recorded as a reduction to development and license fee revenue on the Company’s statement of operations and $85,000 of deferred revenue attributable to the JSC services was recognized as revenue for the nine months ended September 30, 2013.  No additional revenue is expected to be recognized in future periods.  For the three and nine months ended September 30, 2012, revenue recognized under this arrangement totaled $69,000 and $156,000, respectively.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$37,952	$37,952	$—	$—
Marketable debt securities	4,005	—	4,005	—
Total	$41,957	$37,952	$4,005	$—

Description (in thousands)	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15,910	$15,910	$—	$—
Marketable debt securities	9,028	—	9,028	—
Total	$24,938	$15,910	$9,028	$—

The following tables summarize the Company’s marketable securities at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$2,002	$1	$—	$2,003
US Treasury Bills and Notes (due after 1 year through 2 years)	2,000	2		2,002
Total	$4,002	$3	$—	$4,005

	December 31, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$9,022	$6	$—	$9,028
Total	$9,022	$6	$—	$9,028

As of September 30, 2013 and December 31, 2012, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of September 30, 2013 and December 31, 2012, the Company’s short-term investments consisted of U.S. Treasury notes and bills valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources.

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

Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's balance sheet.  As of September 30, 2013 and December 31, 2012, approximately $5.6 million and $5.9 million of inventory, respectively, is classified as non-current.

Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw Materials	$1,116	$1,116
Work in Progress	5,930	8,274
Finished Goods	1,618	599
Total	$8,664	$9,989

6. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Laboratory equipment	$7,673	$7,628
Furniture and office equipment	1,619	1,619
Software and computers	5,357	4,763
Leasehold improvements	4,510	4,502
Construction in process	—	197
Total	19,159	18,709
Less: accumulated depreciation	(14,020)	(13,380)
	$5,139	$5,329

Depreciation expense for the three and nine months ended September 30, 2013 was approximately $224,000 and $641,000, respectively and $246,000 and $824,000 for the three and nine months ended September 30, 2012, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$775	$3,557
Accrued employee compensation and related taxes	3,893	4,018
Accrued external research and development and sales expenses	2,085	1,652
Accrued license fees	1,500	—
Accrued legal	891	518
Accrued sales allowances	1,530	1,052
Other accrued liabilities	1,012	1,675
Total	$11,686	$12,472

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In August 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty.  At September 30, 2013, the aggregate principal amount of the new loan was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly.  The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Upon execution of the Tranche A Loan, the terms of the original loans were determined to be modified under ASC 470.  During the quarter ended September 30, 2013, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.6%.

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

The Loan principal balance at September 30, 2013 and December 31, 2012 was $84.5 million and $81.2 million, respectively.

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the nine months ended September 30, 2013 and for the year ended December 31, 2012, as follows (in thousands):

	September 30, 2013	December 31, 2012
Beginning balance	$78,061	$75,372
Accretion of discount	149	198
Loan activity:
Discount on Tranche A Loan	—	(43)
Interest Expense	7,800	10,199
Payments applied to principal	—	(96)
Payments applied to interest	(2,941)	(7,569)
Accrued interest payable	(1,715)	—
Ending balance	$81,354	$78,061

The estimated fair value of the note payable was $84.5 million at September 30, 2013 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line during 2012, which is being financed over a 3-year term.  The outstanding balance of this loan was $1.0 million as of September 30, 2013.

Facility Lease

In January 2012, the Company relocated its operations to a new facility in Burlington, Massachusetts.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  The Company has capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility.  Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

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

10. STOCKHOLDER’S EQUITY (DEFICIT) AND STOCK-BASED COMPENSATION

Sale of Common and Preferred Stock

In May 2013, the Company issued 8,901,675 shares of common stock at $2.30 per share and 41,418 shares of Series 1 convertible preferred stock at $230 per share in a registered direct offering.  Each share of Series 1 convertible preferred stock is convertible into 100 shares of common stock provided, however, that the holder is prohibited from converting Series 1 convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of common stock then issued and outstanding.  The Company may not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless the holders of Series 1 convertible preferred stock shall first receive dividends on shares of Series 1 convertible preferred stock held by them (on an as-if-converted-to-common-stock basis) in an amount equal to and in the same form as any such dividends (other than dividends in the form of common stock) to be paid on shares of the common stock.  Net proceeds from the offering were approximately $29.1 million, net of offering expenses.

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock, restricted stock units and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are generally granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. Restricted stock units are generally granted at the current fair market value on the date of grant, generally vest over a four-year period in equal installments on each anniversary of the grant date.  The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At September 30, 2013, a total of 4,119,641 shares were available for future grants under the Equity Plan.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $114,000 and $165,000 for the three and nine months ended September 30, 2013, respectively, and $15,000 and $32,000, respectively, for the three and nine months ended September 30, 2012.  There were 45,001 and 48,748 shares purchased under the Plan during the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, a total of 317,938 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense related to:
Equity Incentive Plan	$1,410	$733	$4,188	$2,744
Employee Stock Purchase Plan	114	15	165	32
	$1,524	$748	$4,353	$2,776

Stock-based compensation expense charged to:
Research and development	$798	$198	$1,306	$576

Selling, general and administrative	$726	$550	$3,047	$2,145

Restructuring charges	$—	$—	$—	$55

Stock-based compensation expense of $1,000 and $8,000 was capitalized into inventory for the three and nine months ended September 30, 2013, respectively, and $9,000 and $15,000 for the three and nine months ended September 30, 2012, respectively.  Capitalized stock-based compensation is recorded in cost of product sales when the related product is sold.

Stock-based compensation expense for the three and nine months ending September 30, 2013 included $385,000 and $1.6 million, respectively, primarily related to the modification of certain stock options held by a former executive who ceased employment in March 2013.  Stock-based compensation expense for the three and nine months ending September 30, 2012 included $46,000 and $428,000, respectively, related to the modification of certain stock options.

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

12. SUBSEQUENT EVENT

In October 2013, the Company issued 10,615,385 shares of common stock at $6.50 per share in an underwritten public offering, which included 1,384,615 shares issued to the underwriters upon exercise in full of their underwriters’ option.  Net proceeds from the offering were approximately $64.7 million, after deducting offering expenses.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements about:

●	the potential benefits and commercial potential of KALBITOR for its approved indication and any additional indications;

●	our commercialization of KALBITOR, including revenues and costs, and the potential benefits of new sales initiatives, and the impact of product discounts and allowances;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans and anticipated timing for pursuing additional indications and uses for ecallantide and other product candidates, including DX-2930, to address PKM angioedemas;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	prospects for future milestone payments and/or royalties under the licenses included in the LFRP;

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the impact of the expiration of certain of our phage display patents under the LFRP; and

●	expected future revenues and operating results and cash flows.

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

We are also developing:

●
DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat PKM angioedemas prophylactically.  In August 2013, we commenced dosing of the first subject in a Phase 1 clinical study evaluating the safety and tolerability of a single subcutaneous administration of DX-2930 in healthy volunteers.

●
A biomarker assay that will assist in verifying the activation of plasma kallikrein in patient blood.  We intend to use this assay to expedite the development of DX-2930 and to potentially identify other PKM disorders.

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

HEREDITARY ANGIOEDEMA AND OTHER PKM DISORDERS

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

●
DX-2930 - Antibody for PKM angioedemas.  Based on our knowledge of angioedema and the kallikrein-kinin pathway, we are investigating the use of a fully human monoclonal antibody that is an inhibitor of plasma kallikrein and which could be a candidate to prophylactically treat HAE and other PKM angioedemas.  After completing a series of pharmacokinetic, tolerability and preclinical studies in animals, we believe DX-2930 may be effective for prophylactically treating these indications.  In August 2013, the Company commenced the dosing of the first subject in a Phase 1 clinical study evaluating the safety and tolerability of a single subcutaneous administration of DX-2930 in healthy volunteers.

●
Identification of PKM disorders.  In order to expand our PKM angioedema portfolio, we are currently validating a biomarker assay to verify the role of plasma kallikrein activation in HAE patient blood samples.  We anticipate that confirmation of the role of plasma kallikrein in HAE will enable us to better understand the contact activation pathway and explore other disorders that result in inflammation and pain.  These disorders may include other PKM angioedemas, Crohn’s disease, psoriasis, rheumatoid arthritis and various mast cell disorders.

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

KALBITOR Access®

To facilitate access to KALBITOR in the United States, we have established the KALBITOR Access program.  This program, managed by Sonexus Health, is designed as a one-stop point of contact for information about KALBITOR.  This program offers treatment support services for patients with HAE and their healthcare providers. KALBITOR case managers provide comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

Distribution

In 2013, we elected to open our distribution network to include a limited number of additional specialty pharmacies.  KALBITOR is currently distributed through a network of wholesale and specialty pharmacy arrangements.  This network includes Walgreens Infusion Services which also provides eligible HAE patients with on-demand nursing services for the home administration of KALBITOR by healthcare professionals, as well as treatment at Walgreens’ infusion centers.  This agreement has a term through December 2013 and will renew annually unless amended or terminated by the parties.

In addition to these agreements, we may enter into other arrangements, as appropriate, to provide HAE patients with broader opportunities to access KALBITOR.

Post-Marketing Commitment

In February 2010, we initiated a four-year, Phase 4 observational study, which was scheduled to enroll 200 HAE patients over a three year period, to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. Although the enrollment target was not met, the FDA allowed us to maintain the original three-year enrollment schedule, which ended in February 2013.  A final report will be provided to the FDA in 2014.

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

Our current inventory of filled drug product, together with drug substance inventory, when filled, is sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2018.

Single-Injection KALBITOR Formulation

We are currently in the process of developing a more convenient formulation of ecallantide, which is intended to allow for a single subcutaneous injection of KALBITOR instead of the current formulation which requires three subcutaneous injections.  We completed a bioequivalence clinical study, which successfully demonstrated bioequivalence between the current formulation and the new single-injection formulation.  We are also conducting ongoing stability testing of the new formulation.  While stability testing and the regulatory review process are ongoing, we continue to assess the commercial path forward for this program.

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

Under the terms of the exclusive license agreement, we received a $1.0 million upfront payment and are eligible to receive future development, regulatory and sales milestones.  We are also eligible to receive royalties on net product sales.  CVie is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Additionally, CVie will purchase drug product from us on a cost-plus basis for commercial supply. CVie is presently evaluating regulatory and commercial options for their territory.

Novellus – In January 2013, we entered into a strategic partnership with Novellus Biopharma AG to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

Under the terms of the exclusive license agreement, we will receive upfront payments and are eligible to receive future regulatory and sales milestones.  We are also eligible to receive royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Additionally, Novellus will purchase drug product from us on a cost-plus basis for commercial supply.  Novellus is presently evaluating regulatory and commercial options for their territory.

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

DX-2930

We are currently developing DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein which is a candidate to prophylactically treat HAE and other PKM angioedemas.  DX-2930 has the potential for a subcutaneous formulation, with a half-life which could enable less frequent dosing than currently available prophylactic therapies and an advantageous immunogenicity profile.  We have completed a series of preclinical pharmacokinetic and tolerability studies and found DX-2930 to have relevant activity in animal models.  In August 2013, we commenced dosing of the first subject in a Phase 1 clinical study evaluating the safety and tolerability of a single subcutaneous administration of DX-2930 in healthy volunteers.

LICENSING AND FUNDED RESEARCH PROGRAM

We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations.  To date, we have recognized more than $185 million of revenue under the LFRP, primarily related to license fees and milestones.  The LFRP has the potential for substantially greater revenues if and when product candidates that are discovered by our licensees receive marketing approval and are commercialized.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

Revenues.  Total revenues for the three months ended September 30, 2013 (the 2013 Quarter) were $13.7 million, compared with $13.1 million for the three months ended September 30, 2012 (the 2012 Quarter).

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients and limited return rights, we anticipate that distributors will carry inventory that is in line with their forecasted business needs.  Although fluctuations can occur due to the acute nature of HAE attacks, the aggregate amount of inventory held by our distributors generally does not exceed 60 days of anticipated demand.  As of September 30, 2013, inventory held by our distributors was estimated to be approximately 43 days of anticipated demand, which represents a reduction from the approximately 52 days estimated as of June 30, 2013.

We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2013 Quarter, product sales of KALBITOR were $10.8 million, net of product discounts and allowances of $1.7 million.  During the 2012 Quarter, product sales were $10.8 million, net of product discounts and allowances of $789,000.  There was no change in net sales between the 2013 and 2012 Quarters due to several offsetting factors:

●	Distributor channel adjustments reduced comparable 2013 Quarter net sales by approximately $1.6 million,
●	Sales represented by patient demand units increased in the 2013 Quarter by approximately $1.1 million, an 11% increase over the 2012 Quarter,
●	A KALBITOR price increase, offset by higher gross to net sales adjustments, increased the 2013 Quarter’s net sales by approximately $500,000.

During the three months ended September 30, 2013 and 2012, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2013	2012

Gross product sales	$12,453	$11,603

Prompt pay and other discounts	$(849)	$(382)
Government rebates and chargebacks	(790)	(279)
Returns	(42)	(128)
Product sales allowances	$(1,681)	$(789)
Product sales, net	$10,772	$10,814

Product sales allowances, as a percent of gross product sales	13.5%	6.8%

Product sales allowances in the 2013 Quarter increased as a percentage of gross product sales due to higher distributor discounts and higher government rebates resulting from price increases and a change in the Medicaid patient mix.

Development and License Fees.  We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $2.9 million in the 2013 Quarter compared to $2.3 million in the 2012 Quarter.

Cost of Product Sales. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $720,000 of costs associated with product sales during the 2013 Quarter and $493,000 of costs associated with product sales during the 2012 Quarter.

Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during the 2012 Quarter.  Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2012 Quarter would have approximated $690,000.

In the 2013 Quarter, the cost of product sales reflects the full KALBITOR manufacturing cost.

Research and Development.  Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended September 30,
	2013	2012

KALBITOR development costs	$2,196	$3,513
Other research and development expenses, including DX-2930	4,130	2,405
LFRP pass-through fees	1,779	240
Total	$8,105	$6,158

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The higher research and development expenses during the 2013 Quarter were primarily due to additional costs associated with the development of DX-2930, our candidate to prophylactically treat HAE and higher LFRP pass-through fees.  These increases were partially offset by lower KALBITOR development costs in 2013, primarily associated with post-marketing commitments.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2013 and 2012 Quarters were $8.5 million and $9.1 million, respectively, including costs for patient services of $667,000 and $412,000, respectively.  The lower selling, general and administrative expenses during the 2013 Quarter were primarily due to reduced sales and marketing costs.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $2.7 million and $2.5 million in the 2013 Quarter and the 2012 Quarter, respectively. Based on the 2011 modification of the HC Royalty loan, we record interest expense using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.6%.

Nine Months Ended September 30, 2013 and 2012

Revenues.  Total revenues for the nine months ended September 30, 2013 (the 2013 Period) were $37.1 million, compared with $38.6 million for the nine months ended September 30, 2012 (the 2012 Period).

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.
We record product sales allowances and accruals related to trade prompt pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2013 Period, product sales of KALBITOR were $27.9 million, net of product discounts and allowances of $4.0 million.  During the 2012 Period, product sales were $28.0 million, net of product discounts and allowances of $2.2 million.  The change in net sales between the 2013 and 2012 Periods is due to several offsetting factors:

●	Distributor channel adjustments reduced comparable 2013 Period net sales by approximately $5.1 million,
●	Sales represented by patient demand units increased in the 2013 Period by approximately $3.5 million, a 13% increase over the 2012 Period,
●	A KALBITOR price increase in 2013, offset by higher gross to net sales adjustments, increased the 2013 Period’s net sales by approximately $1.6 million.

During the nine months ended September 30, 2013 and 2012, provisions for product sales allowances reduced gross product sales as follows (in thousands):

	2013	2012

Gross product sales	$31,892	$30,143

Prompt pay and other discounts	$(2,126)	$(1,025)
Government rebates and chargebacks	(1,898)	(814)
Returns	59	(316)
Product sales allowances	$(3,965)	$(2,155)
Product sales, net	$27,927	$27,988

Product sales allowances as a percent of gross product sales	12.4%	7.1%

Product sales allowances increased as a percentage of gross product sales due to higher distributor discounts and higher government rebates resulting from price increases and a change in the Medicaid patient mix.

Development and License Fees.  We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $9.1 million in the 2013 Period and $10.6 million in the 2012 Period.  The 2013 Period reflects a $1.1 million reduction in revenue associated with the termination of the agreement with Sigma-Tau.  (See note 3, Significant Transactions – Sigma-Tau).

Cost of Product Sales. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $2.0 million of costs associated with product sales during the 2013 Period and $1.4 million of costs associated with product sales during the 2012 Period.

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

Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2013 and 2012 Periods would have approximated $2.2 million and $2.3 million, respectively.

Research and Development.  Our research and development expenses are summarized as follows (in thousands):

	Nine Months Ended Sept 30,
	2013	2012

KALBITOR development costs	$9,130	$14,084
Other research and development expenses, including DX-2930	9,924	7,265
LFRP pass-through fees	4,172	1,315
Total	$23,226	$22,664

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

Total research and development expenses increased in the 2013 Period compared to the 2012 Period due to several offsetting factors. Costs increased due to pre-clinical and clinical costs associated with the development of DX-2930, our candidate to prophylactically treat HAE, as well as higher LFRP pass-through fees.  These increases were partially offset by lower KALBITOR development costs due to the 2012 discontinuation of the clinical study of the use of ecallantide for the treatment of ACE inhibitor-induced angioedema and lower costs associated with post-marketing commitments.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR and costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2013 and 2012 Periods were $29.8 million and $29.9 million, respectively, including costs for patient services of $1.7 million and $1.3 million, respectively.  Costs decreased during the 2013 Period primarily due to lower sales and marketing costs and reduced legal intellectual property expenses. This decrease was substantially offset by $1.1 million of stock compensation expense, primarily associated with a stock option modification related to a former executive.

Interest and Other Expense.  Interest expense, which is primarily derived from our loan arrangements with HC Royalty, was approximately $8.1 million in the 2013 Period, compared to $7.7 million in the 2012 Period. Based on the 2011 modification of the HC Royalty loan, we record interest expense using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.6%.

Liquidity and Capital Resources

	September 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$43,138	$20,018
Short-term investments	4,005	9,028
Total cash, cash equivalents and investments	$47,143	$29,046

The following table summarizes our cash flow activity for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Net cash used in operating activities	$(14,187)	$(26,626)
Net cash provided by investing activities	4,501	14,575
Net cash provided by financing activities	32,806	1,929
Net increase (decrease) in cash and cash equivalents	$23,120	$(10,122)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through September 30, 2013, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which are secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

The principal use of cash in our operations during the 2013 Period was to fund our net loss, which was $25.8 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $3.3 million, non-cash issuance of common stock totaling $1.1 million, depreciation and amortization costs of $664,000 and stock-based compensation expense of $4.4 million.  In addition to non-cash charges, we also had net cash in-flows due to changes in other operating assets and liabilities, including a decrease in inventory of $1.3 million and a decrease in accounts receivable of $1.3 million, which are partially offset by a decrease in accounts payable and accrued expenses of $976,000.

The principal use of cash in our operations during the 2012 Period was to fund our net loss, which was $24.4 million.  Of this net loss, certain costs were non-cash charges, such as non-cash interest expense of $1.9 million, depreciation and amortization costs of $873,000 and stock-based compensation expense of $2.8 million.  In addition to non-cash charges, we also had net cash out-flows due to changes in other operating assets and liabilities, including a decrease in accounts payable and accrued expenses of $3.6 million, an increase in inventory of $3.1 million, a decrease in other current assets of $2.7 million and a decrease in deferred revenue of $3.1 million.

Investing Activities

Our investing activities for the 2013 Period primarily consisted of maturing investments of $9.0 million, offset by the purchase of investments of $4.0 million, as well as the purchase of fixed assets totaling $497,000.

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

Financing Activities

Our financing activities for the 2013 Period primarily consist of net proceeds of $29.1 million from the sale of common and preferred stock in our May 2013 offering, as well as proceeds from the exercise of stock options totaling $4.1 million.  Repayment of long-term debt for the 2013 Period totaled $331,000.

Subsequent to September 30, 2013, we issued 10,615,385 shares of common stock at $6.50 per share in an underwritten offering.  Proceeds from the offering were approximately $64.7 million, net of offering expenses.

Our financing activities for the 2012 Quarter consisted of a drawdown of $1.4 million under an equipment loan arrangement, as well as the repayment of long-term debt totaling $135,000, including $96,000 to HC Royalty.

We expect that existing cash, cash equivalents, and investments, including the $64.7 million of net proceeds from our October 2013 public offering, together with anticipated cash flow from existing development, collaborations and license agreements and product sales of KALBITOR will be sufficient to support our current operations for at least the next twelve months.

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

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2012, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and nine months ended September 30, 2013.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2013, we had cash, cash equivalents and investments of approximately $47.1 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2013, we had $85.5 million in short-term and long-term obligations outstanding, including our note payable to HC Royalty. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of September 30, 2013 we had an accumulated deficit of approximately $532.0 million.  We expect to incur additional net losses in 2013 as our research, development, preclinical testing, clinical trial and commercial activities continue.

We have generated limited revenue from product sales to date, and it is possible that we will never have significantly more product sales revenue.  Currently, we generate a significant amount of our revenue from collaborators through license and milestone fees, research and development funding, and maintenance fees that we receive in connection with the licensing of our phage display technology.  To become profitable, we, alone or with our collaborators, must either generate higher product sales from the commercialization of KALBITOR and other product candidates, such as DX-2930, increase licensing receipts under our LFRP or reduce costs.  It is possible that we will never have sufficient product sales revenue or receive sufficient royalties on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

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

●
the timing and results of clinical trials, including a failure to receive the required regulatory approvals to commercialize ecallantide in additional indications and other product candidates, including DX-2930;

●
the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones by licensees with product candidates in the LFRP; and

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

We expect that existing cash, cash equivalents and investments together with anticipated cash flow from product sales and existing product development, collaborations and license fees will be sufficient to support our current operations for at least the next twelve months.  We will need additional funds if our cash requirements exceed our current expectations or if we generate less revenue than we expect.

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

For KALBITOR as a treatment for HAE, our principal competitors include:

●	Manufacturers of corticosteroids, including danazol, which have been used historically and are still used to prophylactically treat a significant number of identified HAE patients.

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

●
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the US for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved labeling for Berinert to include self-administration after proper training by a healthcare professional.  Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE.  CSL Behring announced in April 2013 that they had received approval from European health authorities for short-term (pre-procedure) prophylaxis for adults and children.  CSL Behring completed an international Phase I/II study of a volume-reduced subcutaneous formulation of C1-INH which will evaluate the pharmacokinetics, pharmacodynamics and safety of various doses of C1-INH.  CSL Behring is conducting a Phase 3 trial evaluating a subcutaneous administration of Berinert for prevention of HAE attacks (prophylaxis).

●
ViroPharma Inc. — ViroPharma markets a plasma-derived C1-esterase inhibitor, known as CINRYZE®, which is administered intravenously. CINRYZE is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved patient labeling for CINRYZE to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma announced in August 2013 that the Phase 2 trial evaluating subcutaneous administration of CINRYZE, in combination with Hyaluronidase, was discontinued.  ViroPharma announced they are planning to pursue a low-volume subcutaneous formulation of Cinryze.

●
Pharming Group NV— Pharming markets a recombinant C1-esterase inhibitor, known as Ruconest®™, which is administered intravenously.  Ruconest is approved in the EU for the treatment of acute HAE attacks in adult patients.  In November 2012, Pharming and its US partner Santarus announced positive topline data from their Phase 3 trial for Ruconest. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.  In April 2013, Pharming and Santarus filed a BLA for marketing approval of Ruconest in the US.

Other competitors for the treatment of HAE are companies that are developing plasma kallikrein inhibitors, including BioCryst.  BioCryst announced in August 2013 that the Phase 1 trial for BCX-4161, an oral plasma kallikrein inhibitor, was completed and successfully met its objectives.  BioCryst is planning to initiate a Phase 2a trial with BCX-4161 in HAE patients for prevention of HAE attacks by the end of 2013.

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

Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities.  Any third party we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities.  Although we have established a corporate compliance program, we cannot guarantee that we or our third party vendors are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

●	administrative and judicial sanctions, including warning letters;

●	fines and other civil penalties;

●	withdrawal of a previously granted approval to sell;

●	interruption of production;

●	operating restrictions;

●	product recall or seizure; injunctions; and

●	criminal prosecution.

The discovery of previously unknown problems with a product, including KALBITOR, or with the facility used to produce the product could result in a regulatory authority imposing restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of KALBITOR from the market.

If we do not maintain our regulatory approval to sell KALBITOR in the United States, our results of operations and business prospects will be materially harmed.

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

The likelihood of occurrence of some of these risks is unknown at this time.

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

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR and other potential ecallantide products.  In addition, ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) under a commercial supply agreement.  Our business, therefore, faces risks of difficulties with, and interruptions in, performance by Fujifilm and JHS, the occurrence of which could adversely impact the availability and/or sales of KALBITOR and other potential ecallantide products in the future.  The failure of Fujifilm or JHS to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR and other potential ecallantide products, could harm our relationships with our collaborators or customers and could negatively affect our revenues and operating results.  If the operations of Fujifilm or JHS are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, cause delays in our ability to deliver products to our customers, increase our costs and negatively affect our operating results.

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

We currently have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020.  In addition, we believe that our existing supply of ecallantide drug substance will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2017.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR and other potential ecallantide products, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

This increasing concern has engendered greater scrutiny, which may lead to longer time to approval, fewer treatments being approved by the FDA or other regulatory bodies, as well as restrictive labeling of a product or a class of products for safety reasons, potentially including boxed warnings or additional limitations on the use of products, post-approval pharmacovigilance programs for approved products or requirement of risk management activities related to the promotion and sale of a product.

If regulatory authorities determine that we or our licensees or partners or vendors conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it.  If we were unable to market and sell our product candidates, our business and results of operations would be materially and adversely affected.

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

These types of product liability claims may result in, but are not limited to:

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at September 30, 2013.  The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through October 31, 2013, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

While we cannot predict the effect that these or other factors may have on the price of our common stock, these factors, either individually or in the aggregate, could result in significant variations in price during any given period of time.

Anti-takeover provisions in our governing documents and under Delaware law may make an acquisition of us more difficult.

We are incorporated in Delaware.  We are subject to various legal and contractual provisions that may make a change in control of us more difficult.  Our board of directors has the flexibility to adopt additional anti-takeover measures.

Our charter authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, of which 958,582 shares remain available for issuance and to determine the terms of those shares of stock without any further action by our stockholders.  If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock.  Our charter also provides staggered terms for the members of our board of directors.  This may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors.  Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of options granted under these plans in the event of certain transactions that result in a change of control.  If our board of directors used its authority to accelerate vesting of options, then this action could make an acquisition more costly, and it could prevent an acquisition from going forward.

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

10.1*
Form of Executive Retention Agreement for executive officers other than the CEO, including without limitation Andrew Ashe.  Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 23, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101**
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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

Date: November 1, 2013
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

10.1*
Form of Executive Retention Agreement for executive officers other than the CEO, including without limitation Andrew Ashe.  Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on December 23, 2010 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101**
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, and (iv) Notes to Consolidated Financial Statements.

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