Form 10-K
period 2013-12-31
DYAX CORP
filed 2014-03-03
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed fiscal second quarter, June 28, 2013, based on the last reported sale price of the registrant's common stock of $3.46 per share was $318,530,901.  The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 2014, was 126,065,222.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders scheduled to be held on May 8, 2014, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding:

●	the potential benefits and usage of KALBITOR® (ecallantide) for treating hereditary angioedema (HAE);

●	commercial potential of KALBITOR, including revenues and costs;

●	prospects for clinical development of DX-2930 and other potential product candidates to address disorders mediated by plasma kallikrein, which are referred to as PKM disorders;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	estimates of potential markets for our products and product candidates;

●	prospects for future milestone payments and/or royalties with respect to licensee product candidates in our Licensing and Funded Research Portfolio (LFRP);

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the effect of the expiration of certain of our phase display patents under our LFRP; and

●	expected future revenues, operating results and cash flows.

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

DYAX CORP.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2013

PART I

ITEM 1.          BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
The principal focus of our efforts is to develop and commercialize treatments for hereditary angioedema and to identify other disorders that are mediated by plasma kallikrein.

We developed KALBITOR on our own, and since 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  We are also developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically.  The safety, tolerability, and kallikrein inhibition results of a Phase 1a clinical study in healthy volunteers support advancing the DX-2930 development program into a Phase 1b study in HAE patients in mid-2014.

We have also completed development of a biomarker assay that should assist us in detecting the activation of plasma kallikrein in patient blood.  We intend to use this assay to potentially expedite the development of DX-2930 and to potentially determine if plasma kallikrein activation occurs with other PKM disorders.

●	Licensing and Funded Research Portfolio
We have a portfolio of product candidates being developed by licensees using our phage display technology.  This portfolio currently includes multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which we are eligible to receive future royalties and/or milestone payments.  We expect our revenues from the LFRP to experience growth beginning in 2014 to the extent that our licensees commercialize product candidates that gain marketing approval.

HEREDITARY ANGIOEDEMA AND OTHER PKM DISORDERS

We are focused on identifying and developing treatments for patients who experience PKM angioedema.  Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema.  Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways.  Excess plasma kallikrein activity plays a role in HAE and could potentially play a role in a number of inflammatory diseases, including Crohn’s disease, psoriasis, rheumatoid arthritis, and various mast cell disorders.

HAE AND KALBITOR

HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway.  HAE is caused by a deficiency of C1-INH activity, a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood.  It is estimated that HAE affects approximately 1 in 50,000 people around the world.  The U.S. Hereditary Angioedema Association estimates that there are approximately 6,500 HAE patients in the United States.

Our product, ecallantide, was approved by the U.S. Food and Drug Administration (FDA) under the brand name KALBITOR for treatment of HAE in patients 16 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor,was the first subcutaneous HAE treatment approved in the United States.

United States Sales and Marketing

We have a commercial organization to support sales of KALBITOR in the United States, including a field-based team of approximately 25 professionals, consisting of sales representatives, market access and field advocates and corporate account directors.  At this time, our commercial organization is sized to market KALBITOR in the United States, where patients are treated primarily by a limited number of specialty physicians consisting mainly of allergists and immunologists.

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

Distribution

KALBITOR is currently distributed through a limited network of wholesale, hospital and specialty pharmacy arrangements.  This network includes Walgreens Infusion Services, which is our largest provider of on-demand nursing services that provides home administration of KALBITOR by healthcare professionals to eligible HAE patients.  The Walgreens agreement has a term through December 2014 and will renew annually unless amended or terminated by the parties.

In addition, we may enter into other arrangements to provide HAE patients with broader opportunities to access KALBITOR.

Post-Marketing Commitment

In 2010, we initiated a four-year Phase 4 observational study, which was scheduled to enroll 200 HAE patients over a three-year period, to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. Although the enrollment target was not met, the FDA has allowed us to maintain the original three-year enrollment schedule.  We concluded enrollment in February 2013 and expect to provide a final report to the FDA in 2014.

Manufacturing

We have established a commercial supply chain that consists of third parties to manufacture, test and transport KALBITOR.  All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current Good Manufacturing Practices, or cGMPs.

To date, ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm).  Under our agreement with Fujifilm, they have committed to be available to manufacture bulk drug substance through 2020.

The shelf-life of our frozen ecallantide drug substance is four years.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) Contract Manufacturing Services at its facilities in Spokane, Washington under a commercial supply agreement. This process is known in the industry as the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of four years.  Our commercial supply agreement with JHS runs through 2018 and may be terminated with two years prior notice.  In November 2013, JHS received a Warning Letter from the FDA.  They are working to resolve issues raised in the Warning Letter.  If JHS fails to correct the issues cited in the Warning Letter, further filling of KALBITOR may be adversely impacted.

Our current inventory of filled and finished drug product, together with drug substance inventory when filled, is sufficient to supply all ongoing studies relating to ecallantide and to meet anticipated KALBITOR market demand into 2018.

Single-Injection KALBITOR Formulation

We are in the process of developing a new formulation of ecallantide, which is intended to allow for a convenient single subcutaneous injection of KALBITOR, instead of the current formulation that requires three subcutaneous injections.  We completed a bioequivalence clinical study that successfully demonstrated bioequivalence between the current formulation and the new single-injection formulation.  We are now conducting ongoing stability testing of the new formulation.  While stability testing and the regulatory review process are ongoing, we will continue to assess the commercial path forward for this program.

KALBITOR Outside of the United States

In markets outside of the United States, we work with international partners to seek approval and commercialize ecallantide for HAE and other angioedema indications.  We have entered into license agreements with several such companies that have regulatory, distribution and sales capabilities in their designated territories.

CMIC – In Japan, we entered into an agreement with CMIC Co., Ltd to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications.  CMIC was solely responsible for all costs associated with development, regulatory activities and commercialization of ecallantide for all angioedema indications in Japan.  CMIC’s clinical development plan was established in consultation with the Japanese regulatory authorities and CMIC completed a twelve-patient pharmacokinetic study and an open-label study of ten patients.

In December 2013, CMIC terminated their agreement with us effective June 4, 2014.   At that time, all rights to develop and commercialize ecallantide in Japan will be returned to us and we have no obligations to CMIC in connection with, or following, the termination.  CMIC intends to organize the data from the clinical studies into a format that could be submitted for approval to regulatory authorities in Japan.  Upon receipt of this data, we intend to evaluate the regulatory and commercial paths forward with respect to ecallantide in Japan.

CVie – In February 2013, we entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China.

Under the terms of the exclusive license agreement, we received a $1.0 million upfront payment and are eligible to receive future development, regulatory and sales milestones.  We are also eligible to receive royalties on net product sales.  CVie is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in its licensed territories.  In addition, CVie will purchase drug product from us on a cost-plus basis for commercial supply. CVie is presently evaluating regulatory and commercial options for its territory.

Novellus – In January 2013, we entered into an agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

Under the terms of the exclusive license agreement, we have received certain upfront payments and are eligible to receive future regulatory and sales milestones.  We are also eligible to receive royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in its licensed territories.  In addition, Novellus will purchase drug product from us on a cost-plus basis for commercial supply.  Novellus is presently evaluating regulatory and commercial options for its territory.

DX-2930 - ANTIBODY FOR HAE AND OTHER PKM DISORDERS

Based on our knowledge of angioedema and the kallikrein-kinin pathway, we are developing DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein.  DX-2930 is an investigational product candidate to prophylactically treat HAE and other PKM disorders.  It has the potential for subcutaneous administration, with a half-life that could enable less frequent dosing than currently available prophylactic HAE therapies and an advantageous immunogenicity profile.

We have completed a series of preclinical pharmacokinetic and tolerability studies and found DX-2930 to have relevant activity in animal models.  We initiated a Phase 1a clinical study in August 2013, evaluating the safety and tolerability of a single subcutaneous administration of DX-2930.   In February 2014, we determined that results from this clinical study met the study goals.

The Phase 1a study was a randomized, double blind, placebo-controlled, single-dose-escalating trial in healthy subjects.  Subjects received a single dose of DX-2930 [0.1, 0.3, 1.0, or 3.0 mg/kg] or placebo by subcutaneous injection, with 6 subjects receiving active drug and 2 subjects receiving placebo per dose level.  A total of 32 subjects were enrolled, randomized, and dosed.

Study results demonstrated that DX-2930 was well tolerated at all dose levels.  There were no serious adverse events or evidence of dose-limiting toxicity.  The pharmacokinetic profile of DX-2930 demonstrated linear, dose-dependent exposure and a mean elimination half-life of 17 to 20 days across dose groups, following a single injection to healthy subjects.  Pharmacodynamic results from two different exploratory biomarker assays confirmed ex vivo plasma kallikrein inhibition in a dose and time dependent manner.

The safety, tolerability, and kallikrein inhibition results of the Phase 1a study support advancing the DX-2930 development program into a Phase 1b study in mid-2014.  The Phase 1b study will be a blinded, multi-center, repeat-dose, and dose-escalation study exploring DX-2930 in patients with HAE.

Biomarker Assay Program

We have completed development of a biomarker assay that should assist in detecting the activation of plasma kallikrein in patient blood.  Confirmation of the role of plasma kallikrein in HAE will enable us to better understand the contact activation pathway and explore other disorders that result in inflammation and pain.  We intend to use this assay to potentially expedite the development of DX-2930 and to potentially determine if plasma kallikrein activation occurs with other PKM disorders, such as Crohn’s disease, psoriasis, rheumatoid arthritis and various mast cell disorders.

LICENSING AND FUNDED RESEARCH PORTFOLIO

We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations.  To date, we have recognized approximately $200 million of revenue under the LFRP licenses, primarily related to license fees and milestones.  The product candidates in the LFRP portfolio have the potential to generate greater revenues for us if and when one or more of the product candidates that are discovered by our licensees receive marketing approval and are commercialized.

LFRP Product Development

Currently within our LFRP portfolio, there are multiple revenue-generating product candidates in clinical development.  Our licensees and collaborators also have additional product candidates in various stages of preclinical development.  Our LFRP licensees and collaborators are responsible for all costs associated with development of these product candidates.  We expect our revenues under the LFRP portfolio to experience growth beginning in 2014, to the extent that our licensees begin to commercialize product candidates that gain marketing approval.

The chart and program information below, which are based on information publicly disclosed by our licensees, provide a summary of the status of clinical stage product candidates under the LFRP for which we are eligible to receive future milestones and/or royalties, to the extent these candidates are developed and commercialized.  Certain of these product candidates are in multiple clinical trials for various indications.

Licensee	Compound	Target	Indication	Status
Eli Lilly/Imclone	Ramucirumab (IMC-1121b)	VEGFR-2/KDR	Gastric cancer (REGARD)	Filing
			Gastric cancer (RAINBOW)	Phase 3
			NSCLC (REVEL)	Phase 3
			Hepatocellular cancer (REACH)	Phase 3
			Colorectal cancer (RAISE)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Eli Lilly/Imclone	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Phase 3
			Various indications	Phase 2
			Squamous NSCLC	Phase 1/2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer (TRINOVA-1, -2 and -3)	Phase 3
Merrimack/Sanofi	MM-121	ErbB3	Breast cancer	Phase 2
			Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Various indications	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merrimack	MM-141	IGF-1R & ErbB3	Solid tumors	Phase 1
Amgen	AMG 780	Ang-2	Solid tumors	Phase 1
Eli Lilly/Imclone	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Baxter	Anti-MIF	MIF	Solid tumors	Phase 1
Undisclosed	Not identified	Not identified	Not identified	Phase 1

LFRP Phase 3 Product Candidates

Ramucirumab (IMC-1121B)
Ramucirumab is a fully human monoclonal antibody being developed by Eli Lilly and Company (Lilly).  The compound is directed against the vascular endothelial growth factor receptor 2 (VEGFR2) and is thought to inhibit angiogenesis, a process by which blood vessels supply blood to tumors.  Ramucirumab is being studied for use as a treatment in multiple oncology indications.  The following are the Lilly ramucirumab development programs that are currently in or have completed Phase 3:

Gastric cancer
Lilly has completed two Phase 3 clinical trials, referred to as REGARD and RAINBOW, in advanced gastric cancer.  REGARD was a randomized, double-blind, placebo-controlled study of ramucirumab and best supportive care (BSC) in patients with advanced gastric cancer following progression after initial chemotherapy.

In 2012, Lilly announced that the REGARD trial met its primary endpoint of improved overall survival and also showed prolonged progression-free survival.  Based on the REGARD clinical data, Lilly filed a Biologics License Application (BLA) with the FDA for the approval of ramucirumab as a second-line, single-agent treatment for advanced gastric cancer.  Lilly anticipates FDA action on this application in the second quarter of 2014.  If approved, ramucirumab will be the first FDA-approved product for advanced gastric cancer.  Lilly has also applied to the European Medicines Agency (EMA) for a Marketing Authorization Application (MAA) for the same indication.

The RAINBOW trial was a randomized, double-blind, placebo-controlled study of ramucirumab and paclitaxel, compared to placebo and paclitaxel, in patients with advanced gastric cancer following progression after initial chemotherapy.  In 2013, Lilly announced that RAINBOW met its primary endpoint of improved overall survival and a secondary endpoint of improved progression-free survival.  Lilly is in the process of filing regulatory applications in the United States and Europe based on this data.

Non-small cell lung cancer (NSCLC)
Lilly has completed a randomized, double-blind Phase 3 clinical trial of ramucirumab plus chemotherapy versus chemotherapy alone in patients with second-line NSCLC.   This study, referred to as REVEL, was completed in 2013 and Lilly announced positive top-line data in February 2014.  The REVEL trial showed a statistically significant improvement in the primary endpoint of overall survival in the ramucirumab arm compared to the control arm.  It also showed a statistically significant improvement in progression-free survival in the ramucirumab arm versus the control arm.  Lilly intends to submit the first application of these data to regulatory authorities in 2014.

Hepatocellular carcinoma (HCC)
Lilly is conducting a randomized, double-blind Phase 3 clinical trial of ramucirumab and BSC versus placebo and BSC as second line treatment in patients with HCC, after first line therapy with sorafenib.   The estimated primary completion date for this study, which is referred to as REACH, is March 2014 and Lilly expects to have top-line data results in the second half of 2014.

Colorectal cancer
Lilly has a randomized, double-blind Phase 3 clinical trial of ramucirumab plus folinic acid, 5-flurouracil and irinotecan (FOLFIRI) versus placebo plus FOLFIRI in second line metastatic colorectal cancer.  The estimated primary completion date for this trial, which is referred to as RAISE, is November 2014 and Lilly expects to have top-line data results in 2015.

In addition, ramucirumab is in multiple earlier-stage clinical trials.

Necitumumab (IMC-11F8)
Necitumumab is a fully human monoclonal antibody being developed by Lilly that is designed to block the ligand binding site of the human epidermal growth factor receptor (EGFR).  Activation of EGFR has been correlated with malignant progression, induction of angiogenesis and inhibition of apoptosis or cell death.

Necitumumab is being studied for use as a treatment in squamous non-small cell lung cancer, or NSCLC.

Lilly has completed a randomized, open-label Phase 3 clinical trial, referred to as SQUIRE, for necitumumab in combination with gemcitabine-cisplatin chemotherapy versus gemcitabine-cisplatin chemotherapy alone, for first-line squamous NSCLC.  In 2013, Lilly announced that SQUIRE met its primary endpoint of increased overall survival.  Lilly expects to submit a BLA and MAA for this indication by year-end 2014.

In addition, necitumumab is in multiple earlier-stage clinical trials for other indications.

Trebananib (AMG 386)
Amgen Inc. is developing trebananib, a peptibody that inhibits the interaction between the endothelial cell-selective Tie2 receptor and its ligands angiopoietin-1 and -2 (Ang1 and Ang2).  By inhibiting this interaction, Amgen believes trebananib could interrupt angiogenesis, which is important to tumor cell growth.

Trebananib is being studied for use as a treatment in ovarian cancer through three Phase 3 trials, referred to as TRINOVA-1, TRINOVA-2 and TRINOVA-3.  TRINOVA-1 is a randomized, double-blind study with trebananib plus paclitaxel versus placebo plus paclitaxel in recurrent ovarian cancer.  In 2013, Amgen announced that TRINOVA-1 met its primary endpoint of progression-free survival.  Amgen expects to complete the analysis of overall survival data, a secondary endpoint of TRINOVA-1, in the second half of 2014.

TRINOVA-2 is a randomized, double-blind study of trebananib plus pegylated liposomal doxorubicin (PLD) or placebo plus PLD in women with recurrent partially platinum sensitive or resistant epithelial ovarian, primary peritoneal or fallopian tube cancer.  The estimated primary completion date for this clinical trial is in the second quarter of 2014.

TRINOVA-3 is a randomized, double-blind study of trebananib with paclitaxel and carboplatin or placebo with paclitaxel and carboplatin in the first-line treatment of epithelial ovarian, primary peritoneal or fallopian tube cancers.  The estimated primary completion date for this clinical trial is 2016.

LFRP Phase 2 Product Candidates

MM-121 (SAR256212)
Merrimack Pharmaceuticals is developing MM-121, a fully human monoclonal antibody that targets ErbB3, a cell surface receptor implicated in tumor growth and survival.  By inhibiting ErbB3 signaling, MM-121 is designed to restore sensitivity, delay resistance and enhance the anti-tumor effect of other drugs when used  in combination therapy.  Sanofi and Merrimack entered into an exclusive, global license and collaboration agreement for MM-121 in 2009.  These companies are currently exploring MM-121 in a number of oncology indications.  Currently, the most advanced programs are in Phase 2 clinical trials.

Breast cancer
Merrimack has an ongoing randomized, open-label Phase 2 trial of preoperative use of MM-121 with paclitaxel in HER2-negative breast cancer.  This study is intended to demonstrate whether the addition of MM-121 with paclitaxel is more effective than treatment of paclitaxel alone when administered as part of the neoadjuvant treatment in HER2-negative locally advanced operable breast cancer patients.  Results from this study are expected in the first half of 2014.

Ovarian cancer
Merrimack has an ongoing randomized, open-label Phase 2 trial of MM-121 with paclitaxel in platinum resistant or refractory recurrent/advanced ovarian cancers.  The estimated primary completion date for this this trial is in the fourth quarter of 2014.

Anti-LINGO-1 (BIIB 033)
Biogen Idec is developing Anti-LINGO-1 a fully human monoclonal antibody that targets LINGO-1, a protein expressed selectively in the central nervous system that is known to negatively regulate axonal myelination and axonal regeneration.  Currently, there are two ongoing Phase 2 clinical trials.

Acute optic neuritis (AON)
Biogen Idec has an ongoing Phase 2 clinical trial of Anti-LINGO-1 in AON.  This trial is a randomized, double-blind, parallel-group, placebo controlled Phase 2 study in subjects with their first episode of AON.  Results from this study are expected in the second half of 2014.

Multiple sclerosis (MS)
In 2013, Biogen Idec initiated a randomized, double-blind, parallel-group, dose-ranging Phase 2 clinical trial investigating Anti-LINGO-1 used concurrently with Avonex in subjects with relapsing forms of multiple sclerosis.  Data from this study, which is referred to as SYNERGY, are expected in the second half of 2015.

Cross-Licensed Technology

The use of our antibody library that is part of the LFRP involves technology that we have cross-licensed from other biotechnology companies, including Affimed Therapeutics AG, Affitech A/S, Biosite, Inc. (now owned by Alere Inc.), Cambridge Antibody Technology Limited or CAT (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ltd.  Under the terms of our cross-license agreement with CAT, we are required to make milestone and low single-digit royalty payments to CAT in connection with antibody products developed and commercialized by our licensees.  These payments are passed through to CAT from our licensees.  None of our other cross-license agreements contain financial obligations applicable to our LFRP licensees or collaborators.

HealthCare Royalty Partners

In 2012, we completed an agreement with an affiliate of HealthCare Royalty Partners, formerly Cowen Healthcare Partners and referred to as HC Royalty, to refinance our existing loans with HC Royalty.  At December 31, 2013, the aggregate principal amount of the loans was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan. The loans bear interest at a rate of 12% per annum, payable quarterly.  The loans will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the loans, we entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated through our licenses of the intellectual property related to the LFRP. The security agreement does not apply to our internal drug development or to any of our co-development programs for HAE.

Under the terms of the loan agreement, we are required to repay the loans based on the annual net LFRP receipts.  Until September 30, 2016, required payments are equal to the sum of 75% of the first $15.0 million in specified annual LFRP receipts and 25% of specified annual LFRP receipts over $15.0 million.  After September 30, 2016, and until the maturity date or the complete repayment of the loans, HC Royalty will receive 90% of all specified LFRP receipts.  If the HC Royalty portion of LFRP receipts for any quarter exceeds the interest for that quarter, the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the loans.  If the HC Royalty portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash, at our election. In December 2016 and August 2017, which are five years from the issuance dates of the Tranche A and Tranche B Loans, we must repay $1.1 million and $2.9 million, respectively, representing additional accumulated principal above the original loan amounts.

COMPETITION

The biopharmaceutical industry is characterized by continuous intense competition and rapid technological change.  New developments occur constantly and are expected to continue to occur.  Discoveries or commercial developments by our competitors or others may render some or all of our technologies, products or potential products obsolete or non-competitive.

Our business is focused on HAE and other PKM disorders.  Therefore our principal competitors are companies that either are already marketing products or are developing new products for these disorders, as described below.

For KALBITOR as a treatment for HAE, our principal competitors include:

●	Manufacturers of corticosteroids, including danazol, which are used to treat prophylactically a significant number of identified HAE patients.

●
Shire plc— Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is administered subcutaneously. Firazyr is approved in the United States, Europe, and certain other countries for the treatment of acute HAE attacks in adult patients.  The U.S. and EU labels allow for patients to self-administer Firazyr following training by their healthcare provider.  Firazyr has orphan drug designations from the FDA and in Europe.

In January 2014, Shire completed the acquisition of ViroPharma Inc., which markets Cinryze®, an intravenously-administered, plasma-derived C1-esterase inhibitor.  Cinryze is approved in the United States for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE.  It has orphan drug designation from the FDA, which has also approved patient labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by their healthcare provider. Cinryze is also approved in the EU for the treatment and pre-procedure prevention and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE or for patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma is conducting a Phase 2 trial evaluating subcutaneous administration of Cinryze.

•
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the United States for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has approved labeling for Berinert to include self-administration after proper training by a healthcare professional.  Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE.  CSL Behring announced in December 2013 that they had commenced an international Phase 3 study of a volume-reduced subcutaneous formulation of C1-INH.

●
Pharming Group NV—Ruconest™ is a recombinant C1-esterase inhibitor, which is administered intravenously, and is approved in the EU for the treatment of acute HAE attacks in adult patients.  In November 2012, Pharming and its U.S. partner Salix (formerly Santarus), announced positive topline data from their Phase 3 trial for Ruconest. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that are developing small molecule plasma kallikrein inhibitors, including BioCryst, which is in a Phase 2 clinical trial evaluating its investigational candidate for prophylaxis against HAE attacks.

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

In addition to the technologies described above, many large pharmaceutical companies have either acquired antibody discovery technologies or developed humanized murine antibodies derived from hybridomas.  Pharmaceutical companies also develop orally available small molecule compounds directed to the targets for which we and others are seeking to develop antibody, peptide and/or protein products.

Furthermore, we may also experience competition from companies that have acquired or may acquire other technologies from universities and other research institutions and that may impact our competitive position.

PATENTS AND PROPRIETARY RIGHTS

Our success is dependent upon our ability to obtain patent protection for our products and technologies, to defend and enforce our issued patents, including patents related to phage display, and to avoid the infringement of patents issued to others.

Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how.  Our patents and patent applications related to specific aspects of our phage display libraries, including claiming our currently licensed antibody phage display libraries and methods of making and using such libraries, include issued patents in the United States, Europe, Australia, Canada, and Japan, and pending patent applications in the United States, Europe and other countries.  These patent rights are expected to expire in 2021 or later (not including any term extension from the addition of patent term adjustment by the United States Patent and Trademark Office).  Patent rights claiming our currently licensed antibody libraries include United States Patent No. 8,288,322, which expires April 17, 2021 and issued patents in Australia, Canada and Europe.  We have filed a petition in the United States Patent Office for reconsideration and recalculation of the patent term adjustment for United States Patent No. 8,288,322 based on an erroneous calculation of the patent's term by the United States Patent Office.  This petition, which is expected to be successful based on recent district court rulings, could extend the patent's expiration date by 2,473 days, from the current expiry of April 17, 2021 to January 24, 2028.  Additionally, patent rights claiming our currently licensed peptide libraries include issued patents in Canada, Japan and Europe.  We have filed suit in the United States District Court for the District of Columbia to obtain a patent term adjustment for United States Patent No. 7,413,537 based on an erroneous calculation of the patent's term by the United States Patent Office.  This action, which is expected to be successful based on a recent ruling by the United States Court of Appeals for the Federal Circuit, could extend the patent's expiration date by 1,614 days, from the current expiry of March 1, 2014 to May 1, 2017.

With respect to KALBITOR (ecallantide), our patent rights include United States Patent No. 5,795,865, which originally expired on August 18, 2015, received a final determination with a patent term extension of 1,645 days bringing the new expiration to February 18, 2020.  Additionally, with respect to the following patents:  6,057,287 expires on August 18, 2015; 7,064,107 expires on June 6, 2023; 7,153,829 expires on July 2, 2023; 7,166,576 expires on September 27, 2024;  7,235,530 expires on September 27, 2024; 7,276,480 expires on December 1, 2023; 7,628,983 expires on February 11, 2015; 7,718,617, expires on August 26, 2024; 7,811,991 expires on February 26, 2024; 7,704,949 expires on June 6, 2023; 7,851,442 expires on September 9, 2023; 8,034,775 expires on June 6, 2023; 7,550,427 expires on August 30, 2024;  8,188,045 expires on June 6, 2023; 8,124,586 expires on June 6, 2023; 8,637,454 expires on April 5, 2030; and European Patent Nos. 0739355 expire on January 11, 2015; 1531791 expires on June 6, 2023; 1941867 expires on June 6, 2023; 1542710 expires on June 6, 2023; and 1663281 expires on August 30, 2024.  In addition, there are issued patents in Australia, Canada and Japan that claim sequences of peptides that have human kallikrein inhibitory activity, including the sequence for KALBITOR, and polynucleotide sequences encoding these peptides, as well as methods of using such peptides.

For our other therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display.

There are no legal challenges to our phage display patent rights or our other issued or pending patents in the United States. However, European Patent No. 1578903, a patent directed to certain phage display embodiments, is presently under opposition at the European Patent Office.  We cannot assure that additional challenges will not be brought in the future.  We plan to protect our patent rights in a manner consistent with our product development and business strategies.  If we bring legal action against an alleged infringer of any of our patents, we expect the alleged infringer to claim that our patent is invalid, not infringed, or not enforceable for one or more reasons, thus subjecting that patent to a judicial determination of infringement, validity and enforceability.  In addition, in certain situations, an alleged infringer could seek a declaratory judgment of non-infringement, invalidity or unenforceability of one or more of our patents.  We cannot be sure that we will have sufficient resources to enforce or defend our patents against any such challenges or that a challenge will not result in an adverse judgment against us or the loss of one or more of our patents.  Uncertainties resulting from the initiation and continuation of any patent or related litigation, including those involving our patent rights, could have a material adverse effect on our ability to maintain and expand our licensing program and collaborations, and to compete in the marketplace.

Our phage display patent rights are central to our non-exclusive patent licensing program and our performance under our related agreement with HC Royalty.  We offer non-exclusive licenses under our phage display patent rights to companies and non-profit institutions in the fields of therapeutics, diagnostics and other select fields.  In jurisdictions where we have not applied for, obtained, or maintained patent rights, we will be unable to prevent others from developing or selling products or technologies derived using phage display.  In addition, in jurisdictions where we have phage display patent rights, we cannot assure that we will be able to prevent others from selling or importing products or technologies derived using phage display.

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

GOVERNMENT REGULATION

The preclinical study and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates, including KALBITOR and those of our licensees, are subject to extensive regulation by governmental authorities in the United States and other countries.  In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act and the Biologics Price Competition and Innovation Act portion of the Patient Protection and Affordable Care Act of 2010.  KALBITOR is regulated by the FDA as a biologic.  Biologics require the submission of a BLA and approval by FDA prior to being marketed in the United States.  Manufacturers of biologics may also be subject to state regulation.  Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, issuance of warning letters, product recalls, product seizures, total or partial suspension of production activities or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests;

•	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a BLA;

•	FDA pre-approval inspection of product manufacturers; and

•	FDA review and approval of BLA.

Preclinical studies include laboratory evaluation and animal studies to assess the potential safety and efficacy of the product candidate.  Preclinical safety tests must be conducted in compliance with FDA regulations relating to good laboratory practices.  The results of the preclinical tests, manufacturing information and analytical data are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced.  An IND application will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND.  The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.  We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise.

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

Phase 3 studies are undertaken to further evaluate clinical efficacy of a drug candidate against specific endpoints and to test further for safety within an expanded patient population at geographically dispersed clinical study sites.  Phase 1, Phase 2 or Phase 3 testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates and those of our licensees.  Results from one trial are not necessarily predictive of results from later trials.  Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical trials and other detailed information, including information on the manufacture and composition of the product candidate, are submitted to the FDA as part of a BLA requesting approval to market the product candidate.  Under the Prescription Drug User Fee Act, as amended, the required fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial.  Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application.  If found complete, the FDA will "file" the BLA, thus triggering a full review of the application.  The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable.  The FDA's established goals for the review of a BLA are six months for Priority applications and 12 months for Standard applications, whereupon a review decision is to be made.  The FDA, however, may not approve a drug within these established guidelines and its review goals are subject to change from time to time.  Further, the outcome of the review, even if generally favorable, may not result in an actual approval but an "action letter" may be issued that describes additional work that must be done before the application can be approved.  Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product for marketing unless cGMP compliance is satisfactory.  The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process.  FDA approval of any application may include many delays, or it may never be granted.  If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, and may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.  To market a product for other indicated uses, or to make certain manufacturing or other changes requires additional FDA review and approval of a BLA Supplement or new BLA.  Further post--marketing testing and surveillance to monitor the safety or efficacy of a product is required.  Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing.  New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

Under the Patient Protection and Affordable Care Act of 2010 an abbreviated approval process is currently available for generic or “follow-on” biologic products that are demonstrated to be biosimilar to or interchangeable with an FDA-licensed biological product.  The FDA has issued guidance documents on biosimilar product development and expects to issue additional guidance.  The FDA will consider multiple factors as part of its biosimilarity assessment, including, but not limited to, the product’s complexity, formulation, and stability; as well as usefulness of biochemical and functional characterizations.  Although it is unclear how the abbreviated approval process will impact our business, it could have a material adverse impact as follow-on products may be significantly less costly to bring to market and may be priced significantly lower than our products might be.

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

Orphan Drug Designation

We have received orphan drug designation from the FDA for KALBITOR and DX-2930.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition" that generally is a disease or condition that affects fewer than 200,000 individuals in the United States.  Orphan drug designation must be requested before submitting a BLA.  After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA.  Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.  If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances.

Regulation Pertaining to Sales and Marketing

We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. There is a possibility that our practices might be challenged under the anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, and exclusion from federal health care programs (including Medicare and Medicaid). Federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.

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

Federal and state governments also have pursued direct methods to reduce the cost of drugs for which they pay. We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs where discounts and mandatory rebates are provided to participating state and local government entities. We also participate in other programs with government entities, the most significant of which are the U.S. Department of Defense and the U.S. Department of Veterans Affairs. These entities receive minimum discounts based on a defined “non-federal average manufacturer price” for purchases. Additional programs in which we participate provide mandatory discounts for outpatient medicines purchased by certain Public Health Service entities and “disproportionate share” hospitals (hospitals meeting certain criteria regarding the percentage of needy population served).

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States, and other third-party payers.  These health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment.  Payers may impose these obstacles to coverage for higher-priced drugs.  Consequently, KALBITOR may be subject to payer-driven restrictions.

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

Segment Information

We provide segment information in Note 13 to our Consolidated Financial Statements included in Item 8 of this report.  We are incorporating that information into this section by this reference.

Employees

As of February 1, 2014, we had 120 employees, including 15 Ph.D.’s and/or M.D.’s.  Approximately 47 of our employees are in research and development, and 73 in marketing, business development and administration.  Our workforce is non-unionized, and we believe that our relations with employees are good.

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

We have incurred net losses on an annual basis since our inception.  As of December 31, 2013 we had an accumulated deficit of approximately $534.0 million.  We expect to incur additional net losses in 2014 and beyond, as our research, development, preclinical testing, clinical trial and commercial activities continue.

Currently, we generate a significant amount of our revenue from product sales and it is possible that we will never have substantially more product sales revenue.  We also generate limited revenue from collaborators through license and milestone fees, and maintenance fees that we receive under the LFRP.  To become profitable, we must either generate higher product sales from the commercialization of KALBITOR and other product candidates, such as DX-2930, increase receipts from our licensees’ product candidates in our LFRP, or reduce costs.  It is possible that we will never have sufficient product sales revenue or receive sufficient receipts on our licensed product candidates or licensed technology in order to achieve or sustain future profitability.

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis.  We expect these fluctuations to continue in the future.  Fluctuations in revenues and operating results will depend on:

•
the amount of future sales of KALBITOR and costs to manufacture and commercialize the product, including sales variability due to fluctuating rates of treatment by patients and the amount of KALBITOR ordered by the distribution channel;

•	the cost and timing of our research and development, manufacturing and commercialization activities;

•	the establishment of new collaboration and licensing arrangements;

•	the timing and results of the clinical trials for DX-2930;

•
the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones by licensees with product candidates in the LFRP; and

•	the effect of revenue recognition and other generally accepted accounting principles.

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

We require significant capital to fund our operations and to develop and commercialize our product candidates.  Our future capital requirements will depend on many factors, including:

•	future sales levels of KALBITOR and any other commercial products that we may develop and the profitability of such sales, if any;

•	the timing, progress and cost to develop, obtain regulatory approvals for and commercialize our product candidates;

•	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

•	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing their products;

•	the costs to manufacture, or have third parties manufacture, the materials used in KALBITOR, DX-2930 and any of our other product candidates;

•	competing technological and market developments;

•	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

•	the amount and timing of additional capital equipment purchases; and

•	the overall condition of the financial markets.

We expect that existing cash, cash equivalents and investments together with anticipated cash flow from product sales and existing product development, collaborations and license fees will be sufficient to support our current operations for at least the next twelve months.  We may need additional funds if our cash requirements exceed our current expectations, if we generate less revenue than we expect or, if we pursue additional product development.

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

Any new biopharmaceutical product candidates we develop, including DX-2930, must undergo rigorous clinical trials which could substantially delay or prevent their development or marketing.

We are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which could be a candidate to treat HAE prophylactically.  Before we can commercialize DX-2930, or any biopharmaceutical product candidate, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies.  This process is lengthy and expensive, and approval is never certain. Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval.  We cannot accurately predict when planned clinical trials will begin or be completed.  Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating.  Therefore, our future trials may take longer to enroll patients than we anticipate.  Such delays may increase our costs and slow down our product development and the regulatory approval process.  Our product development costs will also increase if we need to perform more or larger clinical trials than planned.  The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

Products that we or our collaborators develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval.  If we or our collaborators do not receive these necessary approvals we will not be able to generate substantial product or royalty revenues and may not become profitable.  We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals.  Factors that raise uncertainty in obtaining these regulatory approvals include the following:

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

We depend heavily on sales of our lead product, KALBITOR, which was approved in the United States for treatment of acute attacks of HAE in patients 16 years and older.

Our product sales depend on KALBITOR in the United States and whether physicians, patients and healthcare payers choose KALBITOR over alternative treatments.  The continuing product sales of KALBITOR and our prospects for increasing product sales and cash flow will depend on multiple factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	acceptance of KALBITOR in the medical community;

•	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE;

•	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	competition from other products approved for the treatment of HAE;

•	the maintenance of marketing approval of KALBITOR in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;

•	our maintenance of commercial manufacturing and distribution capabilities for KALBITOR through third-parties; and

•	our ability to maintain sufficient inventories to supply KALBITOR for patient use.

If we are unable to continue sales of KALBITOR in the United States and commercialize ecallantide in additional countries or if we are significantly delayed or limited in doing so, our business prospects would be adversely affected.

Because the target patient population of KALBITOR for treatment of HAE is small and has not been definitively determined, we must be able to successfully identify HAE patients and achieve a significant market share in order to achieve or maintain profitability.

The prevalence of HAE patients, which has been estimated at approximately 1 in 50,000 people around the world, has not been definitively determined.  There can be no guarantee that any of our programs will be effective at identifying HAE patients.  The number of HAE patients in the United States may turn out to be lower than estimated or patients may not utilize treatment with KALBITOR for all or any of their acute HAE attacks.  All or any of these factors would adversely affect our results of operations and business prospects.

If HAE patients are unable to obtain and maintain reimbursement for KALBITOR from government health administration authorities, private health insurers and other organizations, KALBITOR may be too costly for regular use and our ability to generate product sales would be harmed.

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount.  KALBITOR is more expensive than traditional drug treatments and most patients require some form of third party insurance coverage and/or patient financial assistance provided by us in order to afford its cost.  Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or any other country specific governmental organizations, to defray the cost of KALBITOR.  If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or determine to provide a lesser level of coverage and reimbursement than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

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

It is possible that we will never have sufficient KALBITOR sales revenue in order to achieve or sustain future profitability.

We may not be able to maintain or expand market acceptance among the medical community or patients for KALBITOR, which would prevent us from achieving or maintaining profitability in the future.

We cannot be certain that KALBITOR will continue to maintain or gain additional market acceptance among physicians, patients, healthcare payers, and others.  We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will prefer other therapies for HAE.  Medical doctors' willingness to prescribe, and patients' willingness to accept and use, KALBITOR depends on many factors, including prevalence and severity of adverse side effects , effectiveness of our marketing strategies and the pricing of KALBITOR, publicity concerning KALBITOR or competing products, HAE patients’ ability to obtain and maintain third-party coverage or reimbursement, and competition from alternative treatments.  In addition, the number of acute attacks that are treated with KALBITOR will vary from patient to patient depending upon a variety of factors.

If KALBITOR fails to maintain or increase market acceptance it would adversely affect our results of operations and business prospects.

Competition and technological change may make our potential products and technologies less attractive or obsolete.

We compete in industries characterized by continuous intense competition and rapid technological change.  New developments occur and are expected to continue to occur constantly and at a rapid pace.

Our business is focused on HAE and other PKM disorders.  Our principal competitors are companies that either are already marketing products or are developing new products for these disorders.  A description of our competition is provided in Item 1, “Business - Competition”.

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

As a condition of approval for marketing KALBITOR in the United States and other jurisdictions, the FDA or governmental authorities in those jurisdictions may require us to conduct additional clinical trials.  For example, in connection with the approval of KALBITOR in the United States, we have agreed to conduct a Phase 4 clinical study to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE.  The FDA can propose to withdraw approval if new clinical data or any other information shows that KALBITOR is not safe for use or determines that such study is inadequate.  We are required to report any serious and unexpected adverse experiences and certain quality problems with KALBITOR to the FDA and other health agencies.  We, the FDA or another health agency may have to notify healthcare providers of any such developments.  The discovery of any previously unknown problems with KALBITOR or its manufacturer may result in updates to the product label, restrictions on KALBITOR commercialization and the manufacturer or manufacturing facility, including withdrawal of KALBITOR from the market.  Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed.

Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities.  Any third party we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities.  Although we have established a corporate compliance program, we cannot guarantee that we or our third party vendors are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

•	administrative and judicial sanctions, including warning letters;

•	fines and other civil penalties;

•	withdrawal of a previously granted approval to sell;

•	interruption of production;

•	operating restrictions;

•	product recall or seizure; injunctions; and

•	criminal prosecution.

The discovery of previously unknown problems with KALBITOR, or with the facility used to produce the product could result in a regulatory authority imposing restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of KALBITOR from the market.

If we do not maintain our regulatory approval to sell KALBITOR in the United States, our results of operations and business prospects will be materially harmed.

If the use of KALBITOR is found to harm people, or is perceived to harm patients even when such harm is unrelated to KALBITOR, our regulatory approvals could be revoked or otherwise negatively affected and we could be subject to costly and damaging product liability claims.

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

The likelihood of occurrence of these risks is unknown at this time.

We have tested KALBITOR in only a limited number of patients.  As more patients begin to use KALBITOR, new risks and side effects may be discovered.  Risks previously viewed as inconsequential could be determined to be significant.  Previously unknown risks and adverse effects of KALBITOR may be discovered in connection with unapproved, or off-label, uses of KALBITOR.  We do not promote, or in any way support or encourage the promotion of KALBITOR for off-label uses in violation of relevant law, but current regulations allow physicians to use products for off-label uses.  In the event of any new risks or adverse effects discovered as new patients are treated for HAE, regulatory authorities may modify or revoke their approvals and we may be required to conduct additional clinical trials, make changes in labeling of KALBITOR, reformulate KALBITOR or make changes and obtain new approvals for our and our suppliers' manufacturing facilities.  We may experience a significant drop in the potential sales of KALBITOR, an increase in costs, experience harm to our reputation and the reputation of KALBITOR in the marketplace or become subject to government investigations or lawsuits, including class actions.  Any of these results could decrease or prevent any sales of KALBITOR or substantially increase the costs and expenses of commercializing and marketing KALBITOR.

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

During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to KALBITOR.  Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market KALBITOR, or require us to suspend or abandon our commercialization efforts.  Even in a circumstance in which we do not believe that an adverse event is related to KALBITOR, the investigation into the circumstance may be time-consuming, costly or  inconclusive.  These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals KALBITOR receives or maintains.

If we are unable to maintain effective sales, marketing and distribution capabilities, or enter into agreements with third parties to do so, we will be unable to successfully commercialize KALBITOR.

We are marketing and selling KALBITOR ourselves in the United States and have only limited experience with marketing, sales or distribution of drug products. If we are unable to adequately sell, market and distribute KALBITOR, either ourselves or by entering into agreements with others, or to maintain such capabilities, we will not be able to successfully sell KALBITOR.  In that event, we will not be able to generate significant product sales.  We cannot guarantee that we will be able to maintain our own capabilities or enter into and maintain any purchase and distribution agreements with third-parties on acceptable terms, if at all.

In the United States, we sell KALBITOR to customers including wholesalers, specialty pharmacies and a limited number of hospitals.  Our distributors do not set or determine demand for KALBITOR.  We expect our distribution arrangements to continue for the foreseeable future through an extension or replacement of our current agreements.  Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which we are able to provide adequate distribution of KALBITOR to patients through our distributors.  It is possible that our distributors could change their policies or fees, or both, sometime in the future.  This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR.  Although we have contractual remedies to mitigate these risks and we also believe we could find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor.  A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

We have hired sales and marketing professionals for the commercialization of KALBITOR throughout the United States.  Even with these sales and marketing personnel, we may not have the necessary size and experience of the sales and marketing force and the appropriate distribution capabilities necessary to successfully market and sell KALBITOR.  Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming.  Our expenses associated with maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of KALBITOR.  We cannot guarantee that we will be successful in commercializing KALBITOR and a failure to do so would adversely affect our business prospects.

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

Although our distributors typically buy KALBITOR from us in quantities they consider necessary to satisfy projected end user demand, we may not be able to accurately predict their future buying practices.  For example, distributors may engage in speculative purchases of KALBITOR in excess of the current market demand in anticipation of future price increases.  Therefore, during any given period, sales to a distributor may be above or below actual patient demand for KALBITOR during the same period, resulting in fluctuations in the amount of product in the distribution channel.  If distribution channel inventory levels are substantially different from end user demand, we could experience variability in product sales from period to period.

We are dependent on a single contract manufacturer to produce ecallantide drug substance and another to fill, label and package ecallantide drug product into the final form, which may adversely affect our ability to commercialize KALBITOR.

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR.  Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) under a commercial supply agreement.  Our business faces risks of difficulties with, and interruptions in, performance by Fujifilm or JHS, the occurrence of which could adversely impact the availability and/or sales of KALBITOR in the future.  The failure of Fujifilm or JHS to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR, could harm our relationships with collaborators or customers and could negatively affect our revenues and operating results.  If the operations of Fujifilm or JHS are disrupted, we may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, may cause delays in our ability to deliver products to customers, may increase our costs and negatively affect our operating results.

In addition, failure to comply with applicable good manufacturing practices and other governmental regulations and standards could be the basis for action by the FDA or corresponding foreign agency to withdraw approval for KALBITOR and for other regulatory action, including recall or seizure of product, fines, imposition of operating restrictions, total or partial suspension of production or injunctions.  For example, in November 2013, JHS received a Warning Letter from the FDA.  They are working to resolve issues raised in the Warning Letter. If JHS fails to correct the issues cited in the Warning Letter, deliveries of KALBITOR from JHS to us may be adversely impacted.

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020.  In addition, we believe that our existing supply of ecallantide drug substance will be sufficient to supply all ongoing studies relating to ecallantide and KALBITOR and to meet anticipated market demand into 2018.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our operating results.

If we market KALBITOR in a manner that violates healthcare fraud and abuse laws, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations.  Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers and prescribers, patients, purchasers and formulary managers.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly.  Practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

Although based on their medical judgment, physicians are permitted to prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses.  We market KALBITOR in the U.S. according to its FDA approved label for acute attacks of HAE in patients 16 years and older and provide promotional materials to physicians regarding the use of KALBITOR for this indication.  Although we believe our marketing, promotional materials do not constitute off-label promotion of KALBITOR, the FDA may disagree.  If the FDA determines that our promotional materials, training or other activities constitute off-label or misleading promotion of KALBITOR, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties.  It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use.  This could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

The majority of states have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.  Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment.  Even if we ultimately are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition.  Because of the breadth of these laws and the narrowness of the safe harbors and because government scrutiny in this area is high, it is possible that some of our business activities could come under scrutiny.

In recent years several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities.  In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act and related regulations.  Beginning in 2014, manufacturers of drugs will be required to publicly report gifts, payments or other transfers of value made to physicians and teaching hospitals.  Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear.  Although we have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code), the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers and best practices in the pharmaceutical industry, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity which could adversely affect our business.

If we fail to comply with our reporting and payment obligations under U.S. governmental price reporting laws, we could be required to reimburse government programs for underpayments and could pay penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition and results of operations.

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) the procurement of our products by the Department of Veterans Affairs, and by covered entities under the federal government’s drug pricing program administered under Section 340B of the Public Health Services Act, referred to as the 340B program. The pricing data reported are used as the basis for establishing contracts for sales to the Department of Veterans Affairs, the Section 340B program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government that resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have identified only a few vendors with facilities that are capable of producing material for preclinical, clinical studies and for commercial purposes.  We cannot be assured that they will be able to supply sufficient clinical materials on a timely basis during the clinical development or commercialization of our biopharmaceutical candidates, including DX-2930.  Reliance on third-party manufacturers entails risks which we would not be subject to if we manufactured product candidates ourselves.  These risks include reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us.  In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards.  Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of DX-2930 or any of our product candidates.

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

We have hired experienced clinical development and regulatory staff to develop and supervise our clinical trials and regulatory processes.  However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and preclinical research studies for the foreseeable future.  As a result, we will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff.  Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities.  Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials.  We may also experience unexpected cost increases that are beyond our control.

Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider.  However, changing our service provider may be costly and may delay our trials.  Contractual restrictions may make such a change difficult or impossible.  Additionally, it may be impossible to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

Obtaining regulatory approval has been and continues to be increasingly difficult and costly and takes many years.  If obtained, approval is costly to maintain.  With the occurrence of a number of high profile safety events with certain pharmaceutical products, regulatory authorities, and in particular the FDA, members of Congress, the United States Government Accountability Office (GAO), Congressional committees, private health/science foundations and organizations, medical professionals, including physicians and investigators, and the general public are increasingly concerned about potential or perceived safety issues associated with pharmaceutical and biological products, whether under study for initial approval or already marketed.

This increasing concern has engendered greater scrutiny, which may lead to longer time to approval, fewer treatments being approved by the FDA or other regulatory bodies, as well as restrictive labeling of a product or a class of products for safety reasons, potentially including “boxed” warnings or additional limitations on the use of products, post-approval pharmacovigilance programs for approved products or requirement of risk management activities related to the promotion and sale of a product.

If regulatory authorities determine that we or our licensees or partners or vendors conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it.  If we were unable to market and sell our product candidates, our business and results of operations would be materially and adversely affected.

Product liability and other claims arising in connection with the testing of our product candidates in human clinical trials may reduce demand for our products or result in substantial damages.

We face an inherent risk of product liability exposure related to KALBITOR and the testing of DX-2930 in human clinical trials.

An individual may bring a product liability claim against us if KALBITOR, DX-2930, or one of our other product candidates causes, or merely appears to have caused, an injury.  Moreover, in some clinical trials, we test our product candidates in indications where the onset of certain symptoms or "attacks" could be fatal.  Although the protocols for these trials include emergency treatments in the event a patient appears to be suffering a potentially fatal incident, patient deaths may nonetheless occur.  As a result, we may face additional liability if we are found or alleged to be responsible for any such deaths.

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

Our business strategy includes leveraging certain product candidates and our proprietary phage display technology through collaborations and licenses that are structured to generate revenues through license fees, technical and clinical milestone payments, and royalties.  We have entered into, and anticipate continuing to enter into, collaborative and other similar types of arrangements with third parties to develop, manufacture and market drug candidates and drug products.

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

Patent rights relating to our phage display technology are central to our LFRP.  In countries where we do not have and/or have not applied for phage display patent rights, we will be unable to prevent others from using phage display or developing or selling products or technologies derived using phage display.  In jurisdictions where we have phage display patent rights, we may be unable to prevent others from selling or importing products or technologies derived elsewhere using phage display.  Any inability to protect and enforce such phage display patent rights, whether by any invalidity of our patents or otherwise, could negatively affect future licensing opportunities and revenues from existing agreements under the LFRP.

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

We seek affirmative rights of license or ownership under existing patent rights relating to phage display technology of others.  For example, through our patent licensing program, we have secured a limited freedom to practice some of these patent rights pursuant to our standard license agreement, which contains a covenant by the licensee that it will not sue us under certain of the licensee's phage display improvement patents.  We cannot guarantee that we will be successful in enforcing any agreements from our licensees, including agreements not to sue under their phage display improvement patents, or in acquiring similar agreements in the future, or that we will be able to obtain commercially satisfactory licenses to the technology and patents of others.  If we cannot obtain and maintain these licenses and enforce these agreements, this could have a material adverse impact on our business.

Proceedings to obtain, enforce or defend patents and to defend against charges of infringement are time consuming and expensive activities.  Unfavorable outcomes in these proceedings could limit our patent rights and our activities, which could materially affect our business.

Obtaining, protecting and defending against patent and proprietary rights can be expensive.  For example, if a competitor files a patent application claiming technology also invented by us, we may have to participate in an expensive and time-consuming interference proceeding before the United States Patent and Trademark Office to address who was first to invent the subject matter of the claim and whether that subject matter was patentable.  Moreover, an unfavorable outcome in an interference proceeding could require us to cease using the technology or attempt to license rights to it from the prevailing party.  Our business would be harmed if a prevailing third party does not offer us a license on terms that are acceptable to us.  In patent offices outside the United States, we may be forced to respond to third party challenges to our patents.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at December 31, 2013.  The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

If we lose or are unable to hire and retain qualified personnel, we may not be able to develop our products or processes.

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

The FDA had required that we implement a Risk Evaluation and Mitigation Strategy (REMS) for KALBITOR and conduct post-marketing studies to assess a risk of hypersensitivity reactions, including anaphylaxis.  The REMS consisted of a plan to communicate the safety risks of the product to healthcare providers.  While the FDA approved the removal of the REMS requirement for KALBITOR during 2013 because the FDA agreed that we met our obligations under the communication plan, it or other regulatory agencies could impose new requirements or change existing regulations or promulgate new ones at any time that may affect our ability to obtain or maintain approval of KALBITOR or future products or require significant additional costs to obtain or maintain such approvals.  For example, the FDA or similar agencies in other jurisdictions may require us to restrict the distribution or use of KALBITOR if we or others identify side effects after KALBITOR and/or future products are on the market.  Changes in KALBITOR's approval or restrictions on its use could make it difficult to achieve market acceptance, and we may not be able to market and sell KALBITOR, or continue to sell it successfully, or at all.  This would limit our ability to generate product sales and adversely affect our results of operations and business prospects.

Compliance with changing regulations relating to corporate governance and public disclosure may result in additional expenses.

Remaining compliant with changing laws, regulations and standards relating to corporate governance and public disclosure including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules requires a significant amount of management attention and external resources.  We intend to invest all reasonably necessary resources to comply with evolving corporate governance and public disclosure standards.  This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

We may be unable to make any future acquisitions in an effective manner.  In addition, the ownership represented by the shares of our common stock held by our existing stockholders will be diluted if we issue equity securities in connection with any acquisition.  If we make any significant acquisitions using cash we may be required to use a substantial portion of our available cash.  If we issue debt securities to finance acquisitions, then the debt holders could have rights senior to the holders of shares of our common stock to make claims on our assets.  The terms of any debt could restrict our operations, including our ability to pay dividends on our shares of common stock.  Acquisition financing may not be available on acceptable terms, or at all.  We may be required to amortize significant amounts of intangible assets in connection with future acquisitions.  We might also have to recognize significant amounts of goodwill that will have to be tested periodically for impairment.  These amounts could be significant, which could harm our operating results.

Risks Related To Our Common Stock

Our common stock may continue to have a volatile public trading price and low trading volume.

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through January 31, 2014, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Our charter authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, of which 958,582 shares remain available for issuance and to determine the terms of those shares of stock without any further action by our stockholders.  If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock.  Our charter also provides staggered terms for the members of our board of directors.  This may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors.  Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of options granted under these plans in the event of certain transactions that result in a change of control.  If our board of directors used its authority to accelerate vesting of options this action could make an acquisition more costly, and it could prevent an acquisition from going forward.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

We lease approximately 45,000 square feet of space in Burlington, Massachusetts in a facility which serves as our corporate headquarters and laboratory facility.  Our lease will expire in 2022, and we have an option to extend our lease for an additional five year term.  We have provided the lessor with a Letter of Credit of approximately $1.1 million.

ITEM 3.          LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER
                        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol DYAX.  As of February 20, 2014, there were approximately 131 common stockholders of record.

The following table sets forth, the high and low selling prices for our common stock as reported on NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$4.39	$2.82
Second Quarter	$4.50	$2.26
Third Quarter	$7.07	$3.46
Fourth Quarter	$9.29	$6.13

	High	Low
Fiscal year ended December 31, 2012
First Quarter	$1.67	$1.27
Second Quarter	$2.20	$1.45
Third Quarter	$2.88	$2.08
Fourth Quarter	$3.74	$2.24

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain our future earnings, if any, for use in our business.  We do not anticipate paying cash dividends in the foreseeable future.  Any payment of future dividends will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

We provide equity compensation plan information in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".  We are incorporating that information into this section by this reference.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.  The selected consolidated financial data at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011 have been prepared from our audited financial statements included in this Form 10-K.  The selected consolidated financial data at December 31, 2011, 2010 and 2009, and for the years ended December 31, 2010 and 2009, have been prepared from our audited financial statements not included in this Form 10-K.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$40,526	$39,783	$22,884	$8,835	$—
Development and license fees	13,400	14,867	25,853	42,564	21,643
Total revenues	53,926	54,650	48,737	51,399	21,643

Cost of product sales	2,688	2,152	1,223	505	—
Research and development expenses	29,695	30,028	34,676	31,522	46,587
Selling, general and administrative expenses	38,742	39,915	37,740	33,583	25,843
Restructuring costs	—	1,440	—	—	2,331
Impairment of fixed assets	—	—	—	—	955
Total operating expenses	71,125	73,535	73,639	65,610	75,716
Loss from operations	(17,199)	(18,885)	(24,902)	(14,211)	(54,073)
Other expense, net	(10,578)	(10,380)	(9,697)	(10,292)	(8,346)
Net loss	$(27,777)	$(29,265)	$(34,599)	$(24,503)	$(62,419)
Basic and diluted net loss per share	$(0.26)	$(0.30)	$(0.35)	$(0.26)	$(0.90)
Shares used in computing basic and diluted net loss per share	108,539,613	98,991,056	98,731,289	93,267,850	69,151,841

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$68,085	$20,018	$31,468	$18,601	$29,386
Short-term investments	43,296	9,028	26,036	58,783	23,009
Working capital	104,824	24,431	48,186	67,869	34,126
Total assets	134,207	55,486	83,375	92,431	64,801
Long-term obligations, less current portion	81,979	78,992	75,372	56,474	58,749
Accumulated deficit	(533,963)	(506,186)	(476,921)	(442,322)	(417,819)
Total stockholders' equity (deficit)	26,322	(51,560)	(27,399)	2,633	(38,602)

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
The principal focus of our efforts is to develop and commercialize treatments for hereditary angioedema and to identify other disorders that are mediated by plasma kallikrein.

We developed KALBITOR on our own, and since 2010, we have been selling it in the United States for the treatment of acute attacks of HAE.  We are also developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically.  The safety, tolerability, and kallikrein inhibition results of a Phase 1a clinical study in healthy volunteers support advancing the DX-2930 development program into a Phase 1b study in HAE patients in mid-2014.

We have also completed development of a biomarker assay that should assist us in detecting the activation of plasma kallikrein in patient blood.  We intend to use this assay to potentially expedite the development of DX-2930 and to potentially determine if plasma kallikrein activation occurs with other PKM disorders.

●	Licensing and Funded Research Portfolio
We have a portfolio of product candidates being developed by licensees using our phage display technology.  This portfolio currently includes multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which we are eligible to receive future royalties and/or milestone payments.  We expect our revenues from the LFRP to experience growth beginning in 2014 to the extent that our licensees commercialize product candidates that gain marketing approval.

RESULTS OF OPERATIONS

Revenues.  Total revenues for 2013 were $53.9 million, compared with $54.7 million in 2012 and $48.7 million in 2011.

Product Sales.  We began commercializing KALBITOR in the United States in 2010 for treatment of acute attacks of HAE in patients 16 years of age and older.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients, and limited return rights, we anticipate that distributors will carry inventory that is in line with their forecasted business needs.  Although fluctuations can occur due to the variable nature of acute HAE attacks, generally distributors do not hold inventory of more than 60 days of anticipated demand.

We record product sales net of allowances and accruals related to trade prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  Product sales, net of discounts and allowances, were as follows:

	Years Ended December 31,
	2013	2012	2011
		(in thousands)

Gross product sales	$46,309	$43,251	$23,999

Prompt pay and other discounts	(2,549)	(1,722)	(831)
Government rebates, chargebacks and patient assistance	(3,230)	(1,243)	(249)
Returns	(4)	(503)	(35)
Total Product sales allowances	(5,783)	(3,468)	(1,115)
Product sales, net	$40,526	$39,783	$22,884

Product sales allowances, as a percent of gross product sales	12.5%	8.0%	4.6%

The change in net sales between 2013 and 2012 was due to several offsetting factors:

●	Sales represented by patient demand units increased in 2013 by approximately $5.8 million, a 16% increase over 2012,
●	Distributor channel adjustments reduced comparable 2013 net sales by approximately $7.7 million,
●	A KALBITOR price increase, offset by higher gross to net sales adjustments, increased 2013 net sales by approximately $2.6 million.

The change in net sales between 2012 and 2011 was due to several factors:

●	Sales represented by patient demand units increased in 2012 by approximately $13.5 million,
●	A KALBITOR price increase, offset by higher gross to net sales adjustments, increased 2012 net sales by approximately $2.5 million,
●	Distributor channel adjustments increased comparable 2012 net sales by approximately $900,000.

Development and License Fees.  We also derive revenues from licensing, funded research and development fees, including milestone payments from our licensees and collaborators, in amounts that fluctuate from year-to-year due to the timing of the licensing and clinical activities of our collaborators and licensees.  This revenue was $13.4 million in 2013, $14.9 million in 2012 and $25.9 million in 2011.

Development and license fee revenue recognized under our agreement, as amended, with Sigma-Tau, included contra-revenue of $1.1 million in 2013, and revenue of $204,000 and $10.5 million in 2012 and 2011, respectively, associated with the termination of the Sigma-Tau agreement (see Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Significant Transactions – Sigma-Tau).

Development and license fee revenue recognized under our agreement with CMIC, included $2.6 million in 2013, $755,000 in 2012 and $595,000 in 2011.  The amount in 2013 was primarily associated with the termination of the CMIC agreement (see Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Significant Transactions – CMIC).

Cost of Product Sales.  We incurred $2.7 million of costs associated with product sales during 2013, $2.2 million during 2012 and $1.2 million during 2011.  Cost of product sales primarily includes the cost of testing, filling, packaging and distributing the KALBITOR product, as well as a royalty due on net sales of KALBITOR.

Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during 2012 and 2011.  In 2013, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Therefore, the cost of product sales reflects a portion but not all of the KALBITOR manufacturing cost.  Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2013, 2012 and 2011 would have approximated $2.9 million, $3.1 million, and $2.1 million, respectively.

Research and Development.  Our research and development expenses are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
		(In thousands)
DX-2930 and other research and development	$14,039	$12,070	$10,753
KALBITOR development	10,985	16,371	21,474
LFRP pass-through fees	4,671	1,587	2,449
Total	$29,695	$30,028	$34,676

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The 2013 increase in DX-2930 and other research and development costs compared to 2012 and 2011 was due primarily to the pre-clinical and clinical activities for DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is an investigational candidate to prophylactically treat HAE.

KALBITOR development costs decreased in 2013 compared to both 2012 and 2011 primarily due to the discontinuation during 2012 of the clinical study of the use of ecallantide for the treatment of ACE-inhibitor-induced angioedema.  This Phase 2 clinical study was initiated during 2011.  In addition, there were $2.0 million of costs in 2011 associated with obtaining regulatory approval for the treatment of HAE in territories outside the United States.  These amounts were reimbursed by Sigma Tau and such payments were included as development and license fee revenue in our results of operations.

Research and development expenses may increase in future years due to costs associated with our clinical study developing DX-2930 as a therapeutic candidate, and costs associated with other early stage product candidates.  Until the clinical studies are further advanced, we are not able to predict the future costs that may be incurred for the development candidates.

Selling, General and Administrative. Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR and costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses were $38.7 million in 2013 compared to $39.9 million in 2012 and $37.7 million in 2011, including costs for KALBITOR patient services of $2.1 million, $1.9 million and $1.2 million for each respective year.

The 2013 decrease in selling, general and administrative expenses from 2012 was due to reduced infrastructure supporting KALBITOR commercial efforts, primarily sales and marketing programs, as well as lower legal expenses to protect our intellectual property.

The 2012 increases in costs over 2011 are primarily due to the expansion of infrastructure to support KALBITOR commercial efforts, primarily sales and marketing programs, and additional legal expenses.

We do not anticipate a significant change in the trend for selling, general and administrative expenses in 2014.

Restructuring.  In 2012, we implemented a realignment of our business which included a workforce reduction.  As a result, we recorded restructuring charges of approximately $1.4 million.

Interest Expense.  Interest expense, which primarily arises from our loan arrangement with HC Royalty, was $10.8 million, $10.5 million and $10.3 million in 2013, 2012 and 2011, respectively.  Based on the modification of the HC Royalty loan in December 2011, under which we received additional proceeds of $20 million, we recorded interest expense in 2012 using the effective interest rate method for the different tranches of the loans.  The effective interest rate in 2013 is approximately 12.6% compared to 13.0% in 2012.  In 2011, we recorded interest expense at the stated interest rate for each tranche, which in total was approximately 17.4%.

Interest and Other Income.  Interest income was $14,000, $28,000 and $184,000 in 2013, 2012 and 2011, respectively.  The lower amounts of interest income in 2013 and 2012 were primarily due to lower cash and investment balances during those years.

Net Loss Attributable to Common Stockholders.  For the year ended December 31, 2013, the net loss was $27.8 million, or $0.26 per share, as compared to $29.3 million, or $0.30 per share, in 2012, and $34.6 million, or $0.35 per share, in 2011.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$68,085	$20,018
Short-term investments	43,296	9,028
Total cash, cash equivalents and investments	$111,381	$29,046

The following table summarizes our cash flow activity:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net cash used in operating activities	$(15,816)	$(28,482)	$(36,452)
Net cash provided by (used in) investing activities	(34,808)	14,343	30,609
Net cash provided by financing activities	98,691	2,689	18,710
Net increase (decrease) in cash and cash equivalents	$48,067	$(11,450)	$12,867

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through December 31, 2013, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess cash is currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities.

In 2013 the principal use of cash in our operations was to fund our $27.8 million net loss.  Of this net loss, certain costs were non-cash charges, such as stock-based compensation expense of $5.4 million and depreciation and amortization costs of $891,000.  In addition to non-cash charges, we also had cash inflows due to changes in other operating assets and liabilities totaling $1.1 million that included a decrease in accounts receivable of $1.0 million, an increase in accounts payable and other accrued expenses of $1.9 million, a decrease in inventory of $1.6 million and a decrease in deferred revenue of $3.8 million, primarily due to revenue recognized from the termination of the CMIC agreement that was previously deferred.

In 2012, the principal use of cash in our operations was to fund our $29.3 million net loss.  Of this net loss, certain costs were non-cash charges, such as stock-based compensation expense of $3.6 million and depreciation and amortization costs of $1.1 million.  In addition to non-cash charges, we also had cash outflows due to changes in other operating assets and liabilities totaling $6.5 million, which included an increase in inventory of $2.9 million, an increase in prepaid and other assets of $2.8 million and a decrease in deferred revenue of $4.1 million, primarily associated with revenue recognized for LFRP licenses that was previously deferred.

In 2011, the principal use of cash in our operations was to fund our $34.6 million net loss.  Of this net loss, certain costs were non-cash charges, such as stock-based compensation expense of $4.0 million and depreciation and amortization costs of $1.6 million.  In addition to non-cash charges, we also had cash outflows due to changes in other operating assets and liabilities totaling $9.5 million, which included an increase in inventory of $5.2 million, an increase in accounts payable and accrued expenses of $1.6 million and a decrease in deferred revenue of $5.4 million, due primarily to the recognition of previously deferred revenue related to our collaborations to commercialize ecallantide outside of the United States.

Investing Activities.

Our investing activities for 2013 primarily consisted of the purchase of investments totaling $43.3 million, partially offset by the maturity of $9.0 million of investments.  We purchased fixed assets in 2013 totaling $507,000.

Our investing activities for 2012 primarily consisted of $23.0 million of investments which matured, partially offset by the purchase of $6.1 million of investments, and a decrease of $1.3 million in restricted cash due to the release of the letter of credit that had been issued as a security deposit under the lease of our previous facility in Cambridge, Massachusetts.  These are offset by the purchase of $4.1 million of fixed assets primarily made up of leasehold improvements for the new Burlington facility, of which $2.6 million was covered by a tenant improvement allowance and $1.4 million was financed through an equipment loan arrangement.

Our investing activities for 2011 consisted of approximately $35.5 million of investment maturities partially offset by the purchase of $3.0 million of investments.  We expended approximately $1.7 million on leasehold improvements related to the build-out of the new Burlington facility, of which $925,000 was reimbursed by the landlord in 2011.  The residual balance was reimbursed by the landlord during 2012, as referenced above.  In conjunction with the Burlington lease agreement, we have provided the landlord a letter of credit of $1.1 million to secure our obligations under the lease.

Financing Activities.

Our financing activities for 2013 primarily consisted of net proceeds of $93.8 million from the sale of common and preferred stock in May 2013 and the sale of common stock in October 2013, proceeds from the exercise of stock options totaling $5.1 million, and proceeds of $249,000 from the issuance of common stock under the Employee Stock Purchase Plan.  Repayment of long-term debt in 2013 totaled $445,000.

Our financing activities for 2012 consisted of proceeds from the exercise of stock options totaling $1.3 million, proceeds of $123,000 from the issuance of common stock under the Employee Stock Purchase Plan, and a drawdown of $1.4 million under an equipment loan arrangement.  We repaid long-term debt totaling $135,000, primarily to HC Royalty.

Our financing activities for 2011 consisted of net proceeds of $19.9 million of new debt from an affiliate of HC Royalty.  We repaid long-term debt totaling $1.7 million, consisting of capital lease payments and $1.1 million paid to HC Royalty.

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

HealthCare Royalty Partners

In August 2012, we completed an agreement that we entered into with an affiliate of HC Royalty in December 2011 to refinance our existing loans with HC Royalty.  At December 31, 2013, the aggregate principal amount of our current loans was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan. The loans bear interest at a rate of 12% per annum, payable quarterly.  The loans will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the loans, we entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated through our licenses of the intellectual property related to the LFRP. The security agreement does not apply to our internal drug development or to any of our co-development programs for HAE.

Under the terms of the loan agreement, we are required to repay the loans based on the annual net LFRP receipts.  Until September 30, 2016, required payments are equal to the sum of 75% of the first $15.0 million in specified annual LFRP receipts and 25% of specified annual LFRP receipts over $15.0 million.  After September 30, 2016, and until the maturity date or the complete repayment of the loans, HC Royalty will receive 90% of all specified LFRP receipts.  If the HC Royalty portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced.  Any unpaid principal will be due upon the maturity of the loans.  If the HC Royalty portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash, at our election. In December 2016 and August 2017, which are five years from the issuance dates of the Tranche A and Tranche B Loans, we must repay $1.1 million and $2.9 million, respectively, representing additional accumulated principal above the original loan amounts.

Tranche A Loan

Under the terms of the loan agreement, we received a loan of $20 million (Tranche A Loan) in December 2011 and a commitment to refinance the amounts outstanding under our March 2009 amended and restated loan agreement (the March 2009 loan agreement) at a reduced interest rate of 12% in August 2012.  The Tranche A Loan was unsecured and accrued interest at an annual rate of 13% through August 2012, at which time the Tranche A Loan and its accrued interest was combined with 102% of the unpaid principal and accrued interest outstanding under the March 2009 loan agreement upon the closing of the Tranche B Loan.

Upon execution of the Tranche A Loan, the terms of the Original Loans (defined below) were determined to be modified under ASC 470.  Accordingly, during the years ended December 31, 2013 and 2012, interest expense on the Loan is being recorded in our financial statements at an effective interest rate of 12.6% and 13.0%, respectively.

Upon modification of the debt arrangement, the note payable balance related to the Tranche A Loan was reduced by $193,000 to reflect payment of legal fees in conjunction with the loan; these fees are being accreted over the life of the Loan, through August 2018.

Tranche B Loan

When we completed the loan agreement in August 2012, we borrowed approximately $57.6 million (Tranche B Loan) to refinance our loan under the March 2009 loan agreement on the same terms as the Tranche A Loan.

Original Loans

In 2008 and 2009, we entered into loan agreements with an affiliate of HC Royalty that provided aggregate loan proceeds of $65.0 million (the Original Loans).  These loans had an outstanding principal and accrued interest balance of $57.6 million at the time of their refinancing in August 2012.  The Original Loans bore interest at an annual rate of 17.4%, payable quarterly, and were secured by the LFRP.

In connection with the Original Loans, the Company issued affiliates of HC Royalty warrants to purchase shares of our common stock.  In August 2008, the Company issued warrants to purchase 250,000 shares of our common stock at an exercise price of $5.50 per share. This warrant became exercisable in August 2009 and could be exercised through August 2016. We estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In March 2009, we issued HC Royalty a second warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share. This warrant became exercisable in March 2010 and could be exercised through August 2016.   We estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on our consolidated balance sheets. In November 2013, HC Royalty executed their right to complete a cashless exercise of their warrants to purchase shares of the Company's common stock issued in conjunction with the loan. As a result, 233,438 shares were issued to HC Royalty and no further warrants remain outstanding under this agreement.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.  The following chart represents our total contractual obligations, including principal and interest, at December 31, 2013, aggregated by type:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
	(In thousands)
Note Payable (1)	$130,357	$10,137	$11,165	$10,435	$27,192	$71,428	$—
Leasehold improvement arrangements	790	98	98	98	98	98	300
Equipment lease line	988	515	473	—	—	—	—
Operating lease obligations	13,411	1,605	1,614	1,581	1,588	1,670	5,353
Total contractual obligations	$145,546	$12,355	$13,350	$12,114	$28,878	$73,196	$5,653

(1)
These amounts represent projected future principal and interest payments to HC Royalty based on our current LFRP projections, which are subject to uncertainties based on the timing and amounts of cash receipts under the LFRP.  See Notes to the Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data"

Critical Accounting Estimates

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition for licensing and collaboration arrangements, gross to net reserves, receivable collectibles, royalty interest obligations, clinical trial accruals, useful lives with respect to long-lived and intangible assets and valuation of common stock, related stock options, and deferred tax assets.  We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from our estimates.  We believe that our judgment and assumptions with respect to the following significant accounting policies are most critical to the accounting estimates used in the preparation of our consolidated financial statements. Our assumptions and estimates may prove to be inaccurate. Although we make every effort to ensure the accuracy of our estimates, any significant unanticipated changes in our estimates could have a material impact on revenues and our results of operations.

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

Product Sales and Allowances

Revenues from product sales are recognized when title and risk of loss have passed to the customer.  As such, product sales are recorded upon delivery of KALBITOR to the customer, our specialty and wholesale distributors.  We establish reserves for trade distributor and prompt pay discounts, government rebates, a patient financial assistance program, product returns and other applicable allowances.  Reserves are based on estimates of the amount earned or to be claimed on the related sales.  Our estimates are based on KALBITOR patient data, actual sales data, rebate claims and product returns.  If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

In addition to the discounts and rebates described above and classified as a reduction of revenue, we also maintain service contracts for patient service initiatives. We have established that the services are at fair value and represent a separate and identifiable benefit related to these services and, accordingly, have classified them as selling, general and administrative expense.  If we had concluded that we did not receive a separate identifiable benefit or had sufficient evidence that the fair value did not exist for these services, we would have been required to classify these costs as a reduction of revenue.

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

Patent Licenses.  Under the LFRP the Company previously licensed its phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.  The last of these patents expired in November 2012.  Even after patent expiration, the Company generally remains eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration, although certain existing patent licenses will no longer have a royalty obligation.  The Company does not expect the expiration of these patents to have a material impact on its LFRP business.

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

Share-Based Compensation.  We apply the provisions of Accounting Standards Codification (ASC) 718, "Accounting for Stock-Based Compensation" which required us to recognize the expense related to the fair value of stock-based compensation awards in our consolidated statement of operations.  ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model.  We use the Black-Scholes option pricing model.  A number of assumptions are used by the Black-Scholes option-pricing model to compute the grant date fair value, including expected price volatility, option term, risk-free interest rate, and dividend yield.  Expected volatilities are based on historical volatilities of our stock.  The expected option term is derived from historical data on exercise behavior.  The dividend yield is based on historical dividend payments.  The risk-free rate for periods within the contractual life of the option is based on the United States treasury yield curve in effect at the time of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.  We recognize expense on a straight-line basis over the requisite service period.  The equity-based compensation expense recorded in future income statements could fluctuate based on the terms of the awards, the assumptions used in the valuation model, or the status of those employees receiving awards.

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

None.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dyax Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 3, 2014

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,085	$20,018
Short-term investments	43,296	9,028
Accounts receivable, net	6,506	7,507
Inventory	2,827	4,085
Other current assets	1,618	2,159
Total current assets	122,332	42,797
Fixed assets, net	4,960	5,329
Restricted cash	1,100	1,100
Other assets	5,815	6,260
Total assets	$134,207	$55,486
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$12,542	$12,472
Current portion of deferred revenue	2,686	5,449
Current portion of long-term obligations	468	445
Other current liabilities	1,812	—
Total current liabilities	17,508	18,366
Deferred revenue	5,335	6,402
Note payable	81,516	78,061
Long-term obligations	463	931
Deferred rent and other long-term liabilities	3,063	3,286
Total liabilities	107,885	107,046
Commitments and Contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 41,418 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 121,704,480 and 99,482,629 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,217	995
Additional paid-in capital	559,065	453,625
Accumulated deficit	(533,963)	(506,186)
Accumulated other comprehensive income	3	6
Total stockholders' equity (deficit)	26,322	(51,560)
Total liabilities and stockholders' equity (deficit)	$134,207	$55,486

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp.  and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$40,526	$39,783	$22,884
Development and license fees	13,400	14,867	25,853
Total revenues	53,926	54,650	48,737

Costs and expenses:
Cost of product sales	2,688	2,152	1,223
Research and development	29,695	30,028	34,676
Selling, general and administrative	38,742	39,915	37,740
Restructuring	—	1,440	—
Total costs and expenses	71,125	73,535	73,639
Loss from operations	(17,199)	(18,885)	(24,902)
Other income (expense):
Interest and other income	214	111	554
Interest expense	(10,792)	(10,491)	(10,251)

Total other expense, net	(10,578)	(10,380)	(9,697)
Net loss	(27,777)	(29,265)	(34,599)
Other comprehensive loss:
Unrealized loss on investments	(3)	(1)	(37)
Comprehensive loss	(27,780)	(29,266)	(34,636)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders	$(0.26)	$(0.30)	$(0.35)
Shares used in computing basic and diluted net loss per share	108,539,613	98,991,056	98,731,289

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except share data)

							Accumulated
	Common Stock		Preferred Stock		Additional		Other
		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at December 31, 2010	98,508,487	$985	—	$—	$443,926	$(442,322)	$44	$2,633
Issuance of common stock under the Equity Incentive plan	138,063	1	—	—	218	—	—	219
Sale of common stock	151,515	2	—	—	321	—	—	323
Share-based compensation expense	—	—	—	—	4,062	—	—	4,062
Unrealized loss on investments	—	—	—	—	—	—	(37)	(37)
Net loss	—	—	—	—	—	(34,599)	—	(34,599)
Balance at December 31, 2011	98,798,065	988	—	—	448,527	(476,921)	7	(27,399)
Issuance of common stock under the Equity Incentive plan	684,564	7	—	—	1,435	—	—	1,442
Share-based compensation expense	—	—	—	—	3,663	—	—	3,663
Unrealized loss on investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(29,265)	—	(29,265)
Balance at December 31, 2012	99,482,629	995	—	—	453,625	(506,186)	6	(51,560)
Issuance of common stock under the Equity Incentive plan	2,199,688	22	—	—	5,338	—	—	5,360
Sale of common and preferred stock	19,517,060	195	41,418	—	93,580	—	—	93,775
Exercise of warrants	233,438	2	—	—	(2)	—	—	—
Other issuance of common stock	271,665	3	—	—	1,073	—	—	1,076
Share-based compensation expense	—	—	—	—	5,451	—	—	5,451
Unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(27,777)	—	(27,777)
Balance at December 31, 2013	121,704,480	$1,217	41,418	$—	$559,065	$(533,963)	$3	$26,322

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
		(In thousands)
Cash flows from operating activities:
Net loss	$(27,777)	$(29,265)	$(34,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premium/discount	30	64	229
Depreciation and amortization of fixed assets and intangible assets	861	1,060	1,417
Non-cash interest expense	3,455	2,784	1,955
Gain on disposal of fixed assets	—	(110)	—
Share-based compensation expense	5,441	3,640	4,030
Provision for doubtful accounts	—	(80)	35
Non-cash stock issuance	1,076	—	—
Non-cash other income	—	(68)	—
Changes in operating assets and liabilities
Accounts receivable	1,001	(1,335)	(810)
Other current assets	541	2,809	(1,720)
Inventory	1,637	(2,916)	(5,201)
Accounts payable and accrued expenses	1,900	(2,113)	1,426
Deferred revenue	(3,830)	(4,051)	(5,434)
Long-term deferred rent	(123)	685	1,417
Other	(28)	414	803
Net cash used in operating activities	(15,816)	(28,482)	(36,452)
Cash flows from investing activities:
Purchase of investments	(43,301)	(6,057)	(3,021)
Proceeds from maturity of investments	9,000	23,000	35,502
Purchase of fixed assets	(507)	(4,066)	(1,694)
Proceeds from sale of fixed assets	—	200	—
Restricted cash	—	1,266	(178)
Net cash (used in) provided by investing activities	(34,808)	14,343	30,609
Cash flows from financing activities:
Gross proceeds from common stock offerings	99,000	—	323
Fees associated with common stock offerings	(5,225)	—	—
Proceeds from issuance of note payable	—	1,382	19,850
Repayment of long-term obligations	(445)	(135)	(1,682)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	5,361	1,442	219
Net cash provided by financing activities	98,691	2,689	18,710
Net increase (decrease) in cash and cash equivalents	48,067	(11,450)	12,867
Cash and cash equivalents at beginning of the period	20,018	31,468	18,601
Cash and cash equivalents at end of the period	$68,085	$20,018	$31,468
Supplemental disclosure of cash flow information:
Issuance of common shares on exercise of warrants – see Note 8	$2,093	$—	$—
Interest paid	$5,525	$9,364	$9,108

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Nature of Business

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
The principal focus of the Company’s efforts is to develop and commercialize treatments for hereditary angioedema and to identify other disorders that are mediated by plasma kallikrein.

The Company developed KALBITOR on its own, and since 2010, has been selling it in the United States for the treatment of acute attacks of HAE.  The Company is also developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is believed to be a candidate to treat HAE prophylactically.

The Company has also completed development of a biomarker assay that should assist in detecting the activation of plasma kallikrein in patient blood.  It intends to use this assay to potentially expedite the development of DX-2930 and to potentially determine if plasma kallikrein activation occurs with other PKM disorders.

●	Licensing and Funded Research Portfolio
The Company has a portfolio of product candidates being developed by licensees using its phage display technology.  This portfolio currently includes multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which the Company is eligible to receive future royalties and/or milestone payments.

2.   Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's European subsidiaries Dyax S.A. and Dyax BV.  All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  The significant estimates and assumptions in these financial statements include revenue recognition, product sales allowances, effective interest rate calculation, useful lives with respect to long lived assets, valuation of stock options, accrued expenses and tax valuation reserves.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At December 31, 2013 and 2012, approximately 89% and 86%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances associated the Company’s development and license fee revenue are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  Trade receivable balances associated with the Company’s product sales are comprised of a few customers due to the Company’s limited distribution network.  The Company completes ongoing credit evaluations of their customers.  As of December 31, 2013, two customers accounted for 35% (US Bio) and 26% (Walgreens) of the accounts receivable balance.  Two customers accounted for approximately 50% (Walgreens) and 34% (US Bio), of the Company's accounts receivable balance as of December 31, 2012.

The Company’s two largest distributors of KABITOR are Walgreens and US Bio.  During the years ended December 31, 2013, 2012 and 2011, sales to Walgreens were 47%, 53% and 16% of revenue, respectively. During the years ended December 31, 2013, 2012 and 2011, sales to US Bio were 31%, 39% and 69% of revenue, respectively.

Revenues from customers outside the United States were approximately 13%, 13% and 28% of the Company's total revenus for the years ended December 31, 2013, 2012 and 2011, respectively, principally related to development and license agreements.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of December 31, 2013, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost and estimated fair value of $43.3 million, and had an unrealized gain of $3,000.  As of December 31, 2012, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $9.0 million, and had an unrealized gain of $6,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. Included in the cost of inventory are employee stock-based compensation costs capitalized under Accounting Standards Codification (ASC) 718.  Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset or asset group. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

Product Sales and Allowances

Product Sales.  Product sales are generated from the sale of KALBITOR to the Company’s customers, primarily wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed to the customer.  Product sales are recorded net of applicable reserves for trade prompt pay and other discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.

Product Sales Allowances.  The Company establishes reserves for trade distributor, prompt pay and volume discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  Reserves established for these discounts and allowances are classified as a reduction of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company maintains service contracts with its distributors. These contracts include services such as inventory maintenance and patient support services, which include on-demand nursing services.  Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that patient support services are at fair value and represent a separate and identifiable benefit because these services could be provided by separate third-party vendors.  Accordingly, these costs are classified as selling, general and administrative expense.

Inventory maintenance fees are calculated as a percentage of KALBITOR sales price and accordingly, are classified as a reduction in product sales revenue.

Prompt Payment and Other Discounts.  The Company offers a prompt payment discount to its United States distributors.  Since the Company expects that these distributors will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale.  This accrual is adjusted quarterly to reflect actual earned discounts.  The Company also offers volume discounts to certain distributors which are accrued quarterly based on sales during the period.

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

Patient Financial Assistance.  The Company offers a financial assistance program for commercially insured KALBITOR patients in order to defray patients’ out-of-pocket expenses, including co-payments, to aid patients’ access to KALBITOR.  The Company estimates its liability for this program based on actual but unpaid, as well as, an estimated reserve for product sold to and held by distributors as of period end, based on the Company’s historical redemption rates.

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2011	$170	$193	$283	$49	$695
Current provisions relating to sales in current year	1,726	408	856	502	3,492
Adjustments relating to prior years	—	(60)	(22)	—	(82)
Payments relating to sales in current year	(1,338)	(243)	(398)	—	(1,979)
Payments/returns relating to sales in prior years	(170)	(133)	(154)	—	(457)
Balance, as of December 31, 2012	388	165	565	551	1,669
Current provisions relating to sales in current year	2,565	498	2,806	145	6,014
Adjustments relating to prior years	23	(38)	(79)	(141)	(235)
Payments relating to sales in current year	(2,165)	(378)	(1,380)	—	(3,923)
Payments/returns relating to sales in prior years	(327)	(157)	(278)	(232)	(994)
Balance, as of December 31, 2013	$484	$90	$1,634	$323	$2,531

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Whenever the Company determined that an arrangement should be accounted for as a single unit of accounting, it determined the period over which the performance obligations would be completed. Revenue is recognized using either an efforts-based or time-based proportional performance (i.e. straight-line) method. The Company recognizes revenue using an efforts-based proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. Milestones that are tied to regulatory approval are not considered probable of being achieved until such approval was received. All milestones which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method.  Milestones tied to counter-party performance are not included in the Company’s revenue model until performance conditions are met.  Milestones determined to be non-substantive are allocated to each unit of accounting within an arrangement when met.  The allocation of the milestone to each unit is based on relative value and revenue related to each unit is recognized accordingly.

Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss.

Phage Display Library Licenses.  Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales.  Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement as deliverables within these arrangements are determined to not provide the licensee with value on a stand-alone basis and therefore are accounted for as a single unit of accounting. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. If the Company has no future obligations under the license, milestone payments under these license arrangements are recognized as revenue when the milestone is achieved. Product license payments, which are optional to the licensee, are substantive and therefore are excluded from the initial allocation of the arrangement consideration.  These payments are recognized as revenue when the license is issued upon exercise of the licensee’s option, if the Company has no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided the Company has no remaining performance obligations under the arrangement.

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

Standard terms of the patent rights agreements include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and/or royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement or through the date of patent expiry, if shorter, except that in the case of perpetual patent licenses for which fees were recognized immediately if it was determined that the Company had no future obligations under the agreement and the payments were made upfront.  If the Company has no remaining performance obligations under the patent license agreement, milestones are recognized as revenue in the period in which the milestone is achieved, and royalty revenue is recognized upon the sale of the related products.

LFRP Milestones

Non-substantive Milestones.  Under the LFRP, the Company is eligible to receive clinical development, regulatory filing and marketing approval milestones, which vary from licensee to licensee.  Achievement of these milestones is contingent upon the licensees’ efforts and involves risks and uncertainty related to drug development, regulatory approval and intellectual property which could lead to milestones never being met.

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $78 million in development milestones, $66 million in regulatory filing milestones and $95 million in marketing approval milestones.  As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company recognized revenue of approximately $3.1 million, $3.3 million and $3.3 million related to milestones under the LFRP for the years ended December 31, 2013, 2012 and 2011, respectively.

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

During the years ended December 31, 2012 and 2011, the Company recognized revenue of approximately $327,000 and $588,000, respectively, for technical milestones.  There was no amount recognized during the year ended December 31, 2013.  The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications.  Under these agreements, the Company is eligible to receive certain development and sales milestones. See Note 3, Significant Transactions.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the years ended December 31, 2012 and 2011 do not include the full cost of drug manufacturing.  For the year ended December 31, 2013, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Accordingly, cost of product sales for the year ended December 31, 2013 does not reflect the full KALBITOR manufacturing cost.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At December 31, 2013 and 2012, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss.  The Company recorded other income of $14,000 and $15,000, for the years ended December 31, 2013 and 2012, respectively, and other expense of $3,000 for the year ended December 31, 2011.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units, as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company follows the two-class method when computing net loss per share, as it has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends, as if all income for the period had been distributed. The Company’s convertible preferred stock issued during May 2013 contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company.

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the years ended December 31, 2013, 2012 and 2011, and therefore, are excluded from the calculation of diluted net loss per share.

The weighted average of stock options and warrants outstanding totaled 12,185,724, 12,278,657 and 11,456,758 at December 31, 2013, 2012, and 2011, respectively.

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

3.   SIGNIFICANT TRANSACTIONS

CMIC

In 2010, the Company entered into an agreement with CMIC Co., Ltd. (CMIC) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other angioedema indications in Japan.  Under the terms of the agreement, the Company received a $4.0 million upfront payment and was eligible to receive development and sales milestones for ecallantide in HAE and other angioedema indications and royalties on net product sales. CMIC was solely responsible for all costs associated with development, regulatory activities, and commercialization of ecallantide for all angioedema indications in Japan.  In December, 2013, CMIC provided the Company written notice of CMIC’s intent to terminate the agreement.  The termination will take effect in June 2014, at which time all of the rights to develop ecallantide in Japan will return to the Company.  The Company has no obligations to CMIC in connection with, or following the termination.

Upon the commencement of the agreement in 2010, the Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, development of ecallantide for the treatment of HAE and other angioedema indications in Japan, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  The Company determined that there were two units of accounting.  The first unit of accounting included the product license, the committed future development services and the steering committee involvement.  The second unit of accounting relates to the manufacturing services.  As the scope and timing of the future development of ecallantide for the treatment of HAE and other indications in the CMIC territory are the joint responsibility of the Company and CMIC, the Company could not reasonably estimate the level of effort required to fulfill its obligations under the first unit of accounting, and, as a result, the Company was recognizing revenue under the first unit of accounting on a straight-line basis over the estimated development period of ecallantide for the treatment of HAE in the CMIC territory.  Upon receiving notification of CMIC’s irrevocable intent to terminate, it was determined the Company had no further obligations under this arrangement, and therefore, the full amount of deferred revenue of $2.0 million was recognized in the quarter ending December 31, 2013.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company recognized revenue of approximately $2.6 million, $755,000 and $595,000 related to this agreement for the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2012, the Company had deferred approximately $2.5 million, of revenue related to this arrangement, which was recorded in deferred revenue on the accompanying consolidated balance sheets.  There was no deferred balance related to this arrangement as of December 31, 2013.

CVie

In 2013, the Company entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China, Hong Kong and Macau.  Under the terms of this exclusive license agreement, Dyax received a $1.0 million upfront payment and is eligible to receive up to $11 million in future regulatory and sales milestones.  Additionally, the Company is eligible to receive royalties on net product sales.  CVie is solely responsible for all costs associated with development, regulatory activities and the commercialization of KALBITOR in its licensed territories.  CVie will purchase drug product from the Company on a cost-plus basis for its commercial supply when and if KALBITOR is approved for commercial sale in the CVie territories.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  Because of the risk associated with obtaining approval for commercial sale in the CVie territories, manufacturing services associated with commercial supply are considered a contingent deliverable and will be accounted for if and when performed.  As CVie is required to obtain all drug product for both clinical development and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand-alone value to the licensee.  Accordingly, it was determined that the license, manufacturing services associated with clinical supply, and steering committee performance obligations under this agreement represent a single unit of accounting.

At this time, the Company cannot reasonably estimate the level of effort required to fulfill its obligations and, therefore, is recognizing revenue on a straight-line basis over the estimated development period in the CVie territories through mid-2018.

The Company recognized revenue of $172,000 for the year ended December 31, 2013. As of December 31, 2013, the Company has deferred $828,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Novellus

In 2013, the Company entered into an agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.  Under the terms of the exclusive license agreement, the Company was entitled to receive payments totaling $800,000 in 2013, of which $500,000 was received through year-end.  Additionally, the Company is eligible to receive up to $5.2 million in future regulatory and sales milestones and royalties on net product sales.  Novellus is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories.  Novellus will purchase drug product from the Company on a cost-plus basis for its commercial supply.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting.  As Novellus is required to obtain all drug product for both clinical and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand-alone value to the licensee.  Accordingly, it was determined that performance obligations under this agreement represent a single unit of accounting.

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Novellus.  As no supply has been provided to Novellus to date, no revenue has been recognized for the year ended December 31, 2013, and the Company has deferred $800,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheet at December 31, 2013.

Sigma Tau

In June 2010, the Company entered into a strategic collaboration agreement with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.) (Sigma Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications throughout Europe, North Africa, the Middle East and Russia.  In December 2010, the original agreement was amended to expand the partnership to commercialize KALBITOR for the treatment of HAE in Australia and New Zealand (the first amendment).  In May 2011, the Company further amended its agreement with Sigma-Tau to include development and commercialization rights in Latin America (excluding Mexico), the Caribbean and certain Asian territories (the second amendment).  Three subsequent amendments to this agreement eliminated rights that Dyax had previously granted to Sigma Tau for the Asian territories, the Middle East, North Africa, Latin America and the Caribbean, and in March 2013 rights to the remaining territories (Europe, Russia, Australia and New Zealand) were eliminated under a termination agreement between the Company and Sigma Tau.

Through the date of termination, Sigma Tau made aggregate upfront payments of $7.0 million, and payments of $3.8 million for reimbursement associated with development services, and it purchased 787,647 shares of the Company’s common stock for an aggregate purchase price of $3.0 million.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The principal terms of the March 2013 termination agreement included provision for (i) the revocation of all licenses granted by the Company to Sigma Tau, (ii) the termination of all other obligations under the license agreement, (iii) the issuance of 271,665 shares of the Company’s common stock to Sigma Tau, and (iv) the right of Sigma Tau to receive $500,000 for every $5.0 million of compensation received by the Company during the next ten years in relation to the potential license or supply of ecallantide exclusively in those territories that had been previously licensed to Sigma Tau.  In accordance with ASC 605-50, the $1.1 million determined to be the fair value of the common stock as of the date of issuance was recorded as a reduction to development and license fee revenue on the Company’s statement of operations and $85,000 of deferred revenue attributable to the JSC services was recognized as revenue for the year ended December 31, 2013.  No additional revenue is expected to be recognized in future periods.  For the years ended December 31, 2012 and 2011, revenue recognized under this arrangement totaled $204,000 and $10.5 million, respectively.

4.   Fair Value Measurements

The following tables present information about the Company's financial assets that have been measured at fair value as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money Market Funds	$55,569	$55,569	$—	$—
US Treasury Bills and Notes	43,296	—	43,296	—
Total	$98,865	$55,569	$43,296	$—

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money Market Funds	$15,910	$15,910	$—	$—
US Treasury Bills and Notes	9,028	—	9,028	—
Total	$24,938	$15,910	$9,028	$—

The following tables summarize the Company’s marketable securities at December 31, 2013 and 2012:

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury Bills and Notes (due within 1 year)	$2,001	$1	$—	$2,002
US Treasury Bills and Notes (due after 1 year through 2 years)	41,292	2	—	41,294
Total	$43,293	$3	$—	$43,296

	December 31, 2012
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury Bills and Notes (due within 1 year)	$9,022	$6	$—	$9,028
US Treasury Bills and Notes (due after 1 year through 2 years)	—	—	—	—
Total	$9,022	$6	$—	$9,028

As of December 31, 2013 and 2012, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of December 31, 2013 and 2012, the Company’s short-term investments consisted of United States Treasury notes and bills which are valued based on Level 2 inputs.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5.   Inventory

Costs associated with the manufacture of KALBITOR prior to regulatory approval by the FDA in 2009 were expensed when incurred, and therefore were not capitalized as inventory.  The supply of KALBITOR produced prior to FDA approval met commercial needs into 2013.  Subsequent to FDA approval, all costs associated with the manufacture of KALBITOR have been recorded as inventory.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's balance sheet. As of December 31, 2013 and 2012, approximately $5.5 million and $5.9 million of inventory, respectively, is classified as non-current.

Inventory consists of the following:

	December 31,
	2013	2012
	(in thousands)
Raw Materials	$1,116	$1,116
Work in Progress	5,965	8,274
Finished Goods	1,281	599
Total	$8,362	$9,989

6.   Fixed Assets

Fixed assets consist of the following:

	December 31,
	2013	2012
	(In thousands)
Laboratory equipment	$3,932	$7,628
Furniture and office equipment	815	1,619
Software and computers	2,958	4,763
Leasehold improvements	4,510	4,502
Construction in process	—	197
Total	12,215	18,709
Less: accumulated depreciation and amortization	(7,255)	(13,380)
	$4,960	$5,329

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was approximately $859,000, $1.1 million and $1.4 million, respectively.

During 2013, the Company retired fixed assets of $7.0 million with no remaining net book value.  During 2012, the Company retired fixed assets of $6.8 million with no remaining net book value.  Additionally in 2012 the Company sold fixed assets totaling $1.5 million with a remaining net book value of $90,000.  Proceeds from this sale totaled $200,000, resulting in a gain on sale of fixed assets of $110,000.

7.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)
Accounts payable	$1,407	$3,557
Accrued employee compensation and related taxes	4,609	4,018
Accrued external research and development and sales expense	1,778	1,652
Accrued legal	456	518
Accrued sales allowances	1,918	1,052
Other accrued liabilities	2,374	1,675
	$12,542	$12,472

8.   Long-term Obligations

Long-term obligations and note payable consists of the following (in thousands):

	December 31,
	2013	2012
	(In thousands)
Note payable	$81,516	$78,061
Obligations under equipment loan	931	1,376
Total	$82,447	$79,437
Less: current portion	(468)	(445)
Long-term obligations	$81,979	$78,992

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Estimated future payments under the Company's long-term obligations and note payable as of December 31, 2013 are as follows:

(In thousands)
2014	$10,652
2015	11,638
2016	10,435
2017	27,192
2018	71,428
Thereafter	—
Total estimated future payments	131,345
Less: amount representing interest	(45,941)
Present value of estimated future payments	85,404
Less: current portion	(468)
Less: unamortized portion of discount and deferred interest expense	(2,957)
Long-term obligations and note payable	$81,979

Note Payable:

HealthCare Royalty Partners

In August 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners, formerly Cowen Healthcare Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty.  At December 31, 2013, the aggregate principal amount of the new loan was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly.  The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Upon execution of the Tranche A Loan, the terms of the Original Loans (defined below) were determined to be modified under ASC 470.  During the years ended December 31, 2013 and 2012, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.6 and 13.0%, respectively.

Upon modification of the Original Loans, the note payable balance related to the Tranche A Loan was reduced by $193,000 to reflect payment of the lender’s legal fees in conjunction with the Tranche A Loan; these fees are being accreted over the life of the Loan, through August 2018.

Tranche B Loan

In August 2012, the Company completed a second closing under the agreement that refinanced on the same terms as the Tranche A Loan approximately $57.6 million outstanding under the March 2009 Loan (Tranche B Loan).

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

In connection with the Original Loans, the Company issued affiliates of HC Royalty warrants to purchase shares of the Company’s common stock.  In August 2008, the Company issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.50 per share. This warrant became exercisable in August 2009 and could be exercised through August 2016.  The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero.  In March 2009, the Company issued HC Royalty a second warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share. This warrant became exercisable in March 2010 and could be exercised through August 2016.  The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero.  The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on the Company's consolidated balance sheets. In November 2013, HC Royalty executed their right to complete a cashless exercise of their warrants to purchase shares of the Company's common stock issued in conjunction with the loan. As a result, 233,438 shares were issued to HC Royalty and no further warrants remain outstanding under this agreement.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The Loan principal balance at December 31, 2013 and 2012 was $84.5 million and $81.2 million, respectively.  For financial reporting purposes, the Loan is adjusted for discounts associated with the debt issuance, including warrants and fees.

Activity under the Loan is presented for financial reporting purposes, as follows:

	2013	2012
	(in thousands)
Balance, January 1	$78,061	$75,372
Accretion of discount	198	198
Loan activity:
Discount on Tranche A Loan	—	(43)
Interest Expense	10,447	10,199
Payments applied to principal	—	(96)
Payments applied to interest	(5,378)	(7,569)
Accrued interest payable	(1,812)	—
Balance, December 31	$81,516	$78,061

The estimated fair value of the note payable was $83.2 million at December 31, 2013 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Obligations Under Equipment Loan Arrangements

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line, which will be financed over a 3-year term.  The outstanding balance of this loan was $931,000 and $1.4 million, as of December 31, 2013 and 2012, respectively.

Operating Leases

In 2011, the Company entered into a lease agreement for new premises located in Burlington, Massachusetts and in January 2012, the Company relocated its operations to the new facility.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serves as the Company’s principal offices and corporate headquarters.  The term of the lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease, which is classified as restricted cash on the Company’s balance sheet at December 31, 2013 and 2012.

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

Gross minimum future lease payments under the Company's non-cancelable operating leases as of December 31, 2013 are as follows:

(In thousands)
2014	$1,605
2015	1,615
2016	1,581
2017	1,588
2018	1,670
Thereafter	5,352
Total	$13,411

Rent expense for the years ended December 31, 2013, 2012, and 2011 was approximately $1.5 million, $1.6 million and $3.4 million, respectively.  Rent expense for the year ended December 31, 2011 is reflected as net of sublease payments of $194,000.

9.   Restructuring Charges

In 2012, the Company realigned its business structure and implemented a number of strategic and operational initiatives.  As part of these initiatives, a workforce reduction was implemented.  As a result of the restructuring, during the year ended December 31, 2012, the Company recorded charges of approximately $1.4 million, which included severance and benefits related charges of approximately $1.2 million, outplacement costs of approximately $120,000, stock compensation expense of $55,000 for amendments to the exercise schedules to certain options and other exit costs of $90,000.  All restructuring costs were paid as of December 31, 2012.

10. Stockholders' Equity (Deficit)

Sale of Common and Preferred Stock

In October 2013, the Company issued 10,615,385 shares of common stock at $6.50 per share in an underwritten public offering, which included 1,384,615 shares issued to the underwriters upon exercise in full of their underwriters’ option. Net proceeds from the offering were approximately $64.7 million, after deducting offering expenses.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In May 2013, the Company issued 8,901,675 shares of common stock at $2.30 per share and 41,418 shares of Series 1 convertible preferred stock at $230 per share in a registered direct offering.  Each share of Series 1 convertible preferred stock is convertible into 100 shares of common stock, provided, however, that the holder is prohibited from converting Series 1 convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of the Company’s common stock then issued and outstanding.  The Company may not pay any dividends on shares of its common stock (other than dividends in the form of common stock) unless the holders of Series 1 convertible preferred stock shall first receive dividends on shares of Series 1 convertible preferred stock held by them (on an as-if-converted-to-common-stock basis) in an amount equal to and in the same form as any such dividends (other than dividends in the form of common stock) to be paid on shares of the common stock.  Net proceeds from the offering were approximately $29.1 million, after deducting offering expenses.

In February 2014, 41,418 shares of preferred stock outstanding was converted into 4,141,800 shares of common stock. The Company has no remaining preferred stock outstanding.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Year Ended December 31,
Compensation expense related to:	2013	2012	2011
	(in thousands)
Equity incentive plan	$5,131	$3,549	$3,984
Employee stock purchase plan	310	91	46
	$5,441	$3,640	$4,030
Stock-based compensation expense charged to:
Research and development	$1,671	$839	$1,193
General and administrative	$3,770	$2,746	$2,837

Restructuring charges	$—	$55	$—

Stock-based compensation of $9,000, $23,000 and $31,000 was capitalized into inventory for the each of the years ended December 31, 2013, 2012 and 2011, respectively.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the year ended December 31, 2013, 2012 and 2011 included $1.6 million, $467,000 and $273,000, respectively, related to the modification of certain stock options.  The 2013 expense included $1.1 million recognized in relation to the extension of exercisability and vesting of options held by a former executive officer.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Valuation Assumptions for Stock Options

For the years ended December 31, 2013, 2012 and 2011, 3,617,150, 5,897,221 and 2,624,160 stock options were granted, respectively.  The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected Option Term (in years)	6 – 8	6 – 8	5.5 – 6
Risk-free interest rate	0.99% - 2.21%	0.86% - 1.37%	1.28% - 2.39%
Expected dividend yield	0	0	0
Volatility factor	70% - 73%	70% - 73%	74% - 75%

Valuation Assumptions for Employee Stock Purchase Plans

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.06% - 0.10%	0.09% - 0.12%	0.07% - 0.11%
Expected dividend yield	0	0	0
Volatility factor	46% - 81%	45% - 54%	37% - 72%

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2013, a total of 4,114,886 shares were available for future grants under the Equity Plan.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	10 528,474	$2.28	6.84	$13,864
Granted at fair market value	3,617,150	$3.22
Exercised	(2,043,466)	$2.50
Forfeited	(1,152,738)	$2.33
Expired	(320,541)	$5.04
Outstanding as of December 31, 2013	10,628,879	$2.47	6.99	$53,978

Exercisable as of December 31, 2013	4,546,646	$2.52	6.32	$22,960

Vested and unvested expected to vest as of December 31, 2013	10,587,985	$2.48	7.00	$53,731

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the table above represents the total intrinsic value of the options outstanding, options exercisable and options vested and unvested which are expected to vest, based on the Company’s common stock closing price of $7.54 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date.  The total number of in-the-money options exercisable as of December 31, 2013 was 4,516,135.

The weighted average grant date fair values of options, as determined under ASC 718, granted during the years ended December 31, 2013, 2012 and 2011 were $2.06, $1.00 and $1.17 per share, respectively.  The total intrinsic value of options exercised during years ended December 31, 2013, 2012 and 2011 was approximately $5.4 million, $375,000, and $0, respectively.  The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2013, 2012 and 2011 was approximately $5.1 million, $1.3 million, and $2,000, respectively.

As of December 31, 2013 future compensation cost related to non-vested stock options is approximately $8.8 million and will be recognized over an estimated weighted average period of approximately 1.98 years.

The following table summarizes unvested stock option activity for the year ended December 31, 2013:

Non-vested Number of Options
Unvested balance at December 31, 2012	6,252,662
Granted at fair market value	3,617,150
Vested	(2,635,583)
Forfeited	(1,151,996)
Unvested balance at December 31, 2013	6,082,233

The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 were $3.4 million, $3.0 million and $3.7 million, respectively.

Restricted Stock Unit Activity

The fair market value of restricted stock units is expensed over the period of vesting. Restricted stock units generally vest over a four year period in equal installments on each anniversary of the grant date. The fair value of restricted stock units was determined based on the closing market price of the underlying stock on the grant date.

The following table summarizes our RSU activity:

	Shares	Weighted-Avg Fair Value
Unvested balance at December 31, 2012	373,749	$1.48
Granted at fair market value	—	$—
Vested	(61,250)	$1.48
Forfeited	(59,375)	$1.48
Unvested balance at December 31, 2013	253,124	$1.48

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013, there was $213,000 of total unrecognized compensation cost related to non-vested restricted stock units. This expense, net of forfeitures is expected to be recognized over a weighted average period of approximately 2.15 years. Of the 253,124 unvested shares, the Company estimates that 227,714 will vest.

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan for the years ended December 31, 2013, 2012 and 2011 was approximately $310,000, $91,000 and $46,000, respectively. There were 94,979, 93,974 and 137,167 shares purchased under the Plan during the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, a total of 267,960 shares were reserved and available for issuance under this Plan.

11. Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees.  Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan.  Employees are 100% vested in company matching contributions which have been 50% of employee contributions up to 6% of eligible pay.  For the years ended December 31, 2013, 2012 and 2011, the Company's matching contributions amounted to $451,000, $440,000 and $431,000, respectively.

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

The provision for income taxes for continuing operations was calculated at rates different from the United States federal statutory income tax rate for the following reasons:

	2013	2012	2011
Statutory federal income taxes	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(4.7%)	(3.3%)	(2.0%)
General business credit	4.5%	3.8%	5.9%
Stock compensation cancellations	(0.8%)	(6.8%)	—
Other	1.6%	(1.7%)	(1.2%)
Federal true up and expiring NOLs and research credits	0.4%	(8.6%)	(3.7%)
Valuation allowance	(35.0%)	(17.4%)	(33.0%)
Effective income tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets and liabilities at December 31, 2013, 2012 and 2011, respectively are as follows:

	2013	2012	2011
	(In thousands)
Net Deferred Tax Asset:
Allowance for doubtful accounts	$—	$—	$44
Depreciation and amortization	228	255	2,023
Accrued expenses	642	303	173
Capitalized research and development costs	23,603	8,192	—
Other	1,339	1,394	861
Stock based compensation	2,575	2,127	3,615
Deferred revenue	2,928	4,223	5,898
Research credit carryforwards	67,088	63,259	61,999
Net operating loss carryforwards	115,531	124,507	124,558
Total gross deferred tax asset	213,934	204,260	199,171
Valuation allowance	(213,934)	(204,260)	(199,171)
Net deferred tax asset	$—	$—	$—

As of December 31, 2013 and 2012, the Company had federal tax net operating loss carryforwards (NOLs) of $329.2 million and $344.9 million, respectively, available to reduce future taxable income, which expire at various times beginning in 2018 through 2033.  The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $61.6 million and $58.1 million as of December 31 2013 and 2012, respectively, available to reduce future tax liabilities which will expire at various dates beginning in 2018 through 2033.  The Company had state tax net operating loss carryforwards of approximately $93.8 million and $138.1 million as of December 31, 2013 and 2012, respectively, available to reduce future state taxable income, which will expire at various dates beginning in 2014 through 2033.  The Company also had state research and development and investment tax credit carryforwards of approximately $8.3 million and $7.8 million as of December 31, 2013 and 2012, respectively, available to reduce future tax liabilities which expire at various dates beginning in 2015 through 2028.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Included in the NOL carryforward of $329.2 million and $344.9 million are approximately $8.2 million and $4.9 million of tax deductions from the exercise of stock options at December 31, 2013 and 2012, respectively.  The Company has also recorded a deferred tax asset of approximately $1.8 million at both December 31, 2013 and 2012 reflecting the benefit of the deduction from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carry forwards, and capitalized start up expenditures and research and development expenditures amortizable over ten years straight-line.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $213.9 million and $204.3 million has been established at December 31, 2013 and 2012, respectively.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.  As of December 31, 2013, the Company had no unrecognized tax benefits or liabilities and had no accrued interest or penalties related to uncertain tax positions.

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

As of December 31, 2012, the Company’s federal tax NOLs available to reduce future taxable income without limitation are $252.3 million, which expire at various times beginning in 2024 through 2032.  The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2012 available to reduce future tax liabilities without limitation are $54.9 million, which will expire at various dates beginning in 2024 through 2032.  In addition the Company has NOLs and federal tax credits that are restricted and expire at various times beginning in 2018 through 2024.  These restricted NOLs and federal tax credits of $67.2 million and $4.8 million, respectively, may be utilized in part, subject to an annual limitation. Ownership changes after December 31, 2012 could further restrict the use of these NOLs and federal tax credits.

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

The tax years 1999 through 2013 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.  The Company is currently not under examination in any jurisdictions for any tax years.

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

14. Litigation

As of December 31, 2013, there were no active legal proceedings that were expected to be material to the Company.  The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable.  The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable and no estimate within the range is better than any other.  As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates.  Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position.  The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate.  The Company makes every effort to use the best information available in determining the level of liability reserves.

15. Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly and annual results of operations for the years ended December 31, 2013 and 2012:

Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except share and per share)
Revenue	$12,040	$11,336	$13,691	$16,859	$53,926
Income (loss) from operations	$(8,463)	$(5,850)	$(3,641)	$755	$(17,199)
Net loss	$(11,193)	$(8,432)	$(6,188)	$(1,964)	$(27,777)
Shares used in computing basic and diluted net loss per share	99,644,227	104,977,247	109,731,276	119,573,601	108,539,613
Basic and diluted net loss per share:	$(0.11)	$(0.08)	$(0.06)	$(0.02)	$(0.26)

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except share and per share)
Revenue	$11,489	$14,030	$13,101	$16,030	$54,650
Income (loss) from operations	$(8,747)	$(5,389)	$(2,667)	$(2,082)	$(18,885)
Net loss	$(11,282)	$(7,939)	$(5,210)	$(4,834)	$(29,265)
Shares used in computing basic and diluted net loss per share	98,798,426	98,820,699	99,069,928	99,271,225	98,991,056
Basic and diluted net loss per share:	$(0.11)	$(0.08)	$(0.05)	$(0.05)	$(0.30)

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

In connection with the preparation of this Form 10-K, as of December 31, 2013, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.  These conclusions were communicated to the Audit Committee.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in its 1992 Internal Control — Integrated Framework.  Based on this assessment, our management has concluded that as of December 31, 2013 our internal control over financial reporting is effective based on these criteria s

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company's Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders (the 2014 Proxy Statement).

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

ITEM 11.        EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2014 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2014 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2013:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	10,628,879	$2.47	4,382,846
Equity compensation plans not approved by security holders:	—	—	—
Totals:	10,628,879	$2.47	4,382,846

(1)	Consists of the Amended and Restated 1995 Equity Incentive Plan, as amended, and the 1998 Employee Stock Purchase Plan, as amended.

(2)
Does not include purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is May 31, 2014.

(3)
Includes 267,960 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 50,000 of purchase rights are issuable in connection with the current offering period which ends on May 31, 2014.  The remaining shares consist of 4,114,886 under the 1995 Amended and Restated Equity Incentive Plan.  The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" and "Corporate Governance – Board and Committee Matters" in the 2014 Proxy Statement.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Corporate Governance—Board and Committee Matters" and "Audit Committee Report – Audit Fees" in the 2014 Proxy Statement.

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

3.3(a)
Certificate of Designations Designating the Series A Junior Participating Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on June 27, 2001 and incorporated herein by reference.

3.3(b)
Certificate of Designations Designating the Series 1 Convertible Preferred Stock of the Company. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed May 16, 2013 and incorporated herein by reference.

4.1(a)	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

4.1(b)
Specimen Series 1 Convertible Preferred Stock Certificate. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed May 16, 2013 and incorporated herein by reference.

4.3
Form of Warrant issued to Cowen Healthcare Royalty Partners, L.P. on August 5, 2008 and March 18, 2009.  Filed as an exhibit to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.1(a)
Amended and Restated 1995 Equity Incentive Plan.  Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-182409) filed on June 28, 2012 and incorporated herein by reference.

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

10.1(e)
Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers, for all RSUs awarded before 2014.  Filed as exhibit 10.1(e) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.1(f)
Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers, for all RSUs awarded after 2013.  Filed herewith.

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

10.7(a) †
Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of November 19, 2009.  Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on March 29, 2013 and incorporated herein by reference.

10.7(b) †
First Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of August 25, 2011.  Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7(c)
Second Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of July 31, 2012.  Filed as Exhibit 10.7(c) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.7(d)
Third Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of December 3, 2012.  Filed as Exhibit 10.7(d) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.7(e) †
Fourth Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of December 19, 2012.  Filed as Exhibit 10.7(e) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.8(a) †
Distribution Agreement by and between the Company and Walgreens Infusion Services, Inc. dated as of August 31, 2011; as amended by a First Amendment to Distribution Agreement dated August 31, 2012.  Filed as Exhibit 10.8(a) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.8(b) †
Agreement for Services Related to KALBITOR® by and between the Company and Walgreens Infusion Services, Inc. effective as of September 1, 2011; as amended by a First Amendment to Agreement for Services Related to KALBITOR® dated August 31, 2012.  Filed as Exhibit 10.8(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

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

10.15
Consulting Agreement by and between the Company and Ivana Magovcevic-Liebisch, dated as of March 29, 2013. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed March 29, 2013 and incorporated herein by reference.

10.16(a)
Lease, dated as of July 14, 2011, by and between the Company and Netview 5 and 6 LLC.  Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.16(b)
First Amendment to Lease, dated as of November 4, 2011, by and between the Company and Netview 5 and 6 LLC.  Filed as exhibit 10.18(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.16(c)
Second Amendment to Lease, dated as of January 5, 2012, by and between the Company and Netview 5 and 6 LLC. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2012 and incorporated herein by reference.

10.17†
Loan Agreement by and between the Company and LFRP Investors, L.P. dated as of December 29, 2011.  Filed as exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.18
Agreement by and between the Company and Fujifilm Diosynth Biotechnologies UK Limited, dated as of June 29, 2012. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2012 and incorporated herein by reference.

10.19
Supply Agreement by and between the Company and Hollister-Stier Laboratories, LLC, dated as of June 21, 2013. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2013 and incorporated herein by reference.

10.20
Hub Services Agreement by and between the Company and US Bioservices Corporation dated as of February 13, 2013. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A (File No. 000-24537) for the quarter ended March 31, 2013 and incorporated herein by reference.

10.21
Commercial Outsourcing Services Agreement by and between the Company and Integrated Commercialization Solutions, Inc. dated as of February 12, 2013. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A (File No. 000-24537) for the quarter ended March 31, 2013 and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this third day of March, 2014.

DYAX CORP.

By:	/s/ Gustav A. Christensen
Gustav A. Christensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gustav A. Christensen	President and Chief Executive Officer, and
Gustav A. Christensen	(Principal Executive Officer) and Director	March 3, 2014

/s/ George Migausky	Executive Vice President and Chief Financial
George Migausky	Officer (Principal Financial Officer and	March 3, 2014
Principal Accounting Officer)

/s/ Henry E. Blair
Henry E. Blair	Chairman of the Board of Directors	March 3, 2014

/s/ Ron Cohen
Ron Cohen	Director	March 3, 2014

/s/ James W. Fordyce
James W. Fordyce	Director	March 3, 2014

/s/ Mary Ann Gray
Mary Ann Gray	Director	March 3, 2014

/s/ Thomas L. Kempner
Thomas L. Kempner	Director	March 3, 2014

/s/ Marc Kozin
Marc Kozin	Director	March 3, 2014

/s/ David J. McLachlan
David J. McLachlan	Director	March 3, 2014

/s/ Paolo Pucci
Paolo Pucci	Director	March 3, 2014