Form 10-Q
period 2014-03-31
DYAX CORP
filed 2014-05-02
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 25, 2014: 135,801,421

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,378	$68,085
Short-term investments	127,785	43,296
Accounts receivable, net	5,075	6,506
Inventory	2,940	2,827
Other current assets	1,997	1,618
Total current assets	197,175	122,332
Fixed assets, net	4,827	4,960
Restricted cash	1,100	1,100
Other assets	5,555	5,815
Total assets	$208,657	$134,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,051	$12,542
Current portion of deferred revenue	2,386	2,686
Current portion of long-term obligations	480	468
Other current liabilities	1,905	1,812
Total current liabilities	14,822	17,508
Deferred revenue	5,439	5,335
Notes payable	81,678	81,516
Long-term obligations	336	463
Deferred rent and other long-term liabilities	3,121	3,063
Total liabilities	105,396	107,885
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 and 41,418 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 135,777,869 and 121,704,480 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,358	1,217
Additional paid-in capital	641,524	559,065
Accumulated deficit	(539,674)	(533,963)
Accumulated other comprehensive income	53	3
Total stockholders' equity	103,261	26,322
Total liabilities and stockholders' equity	$208,657	$134,207

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$12,507	$8,587
Development and license fees	1,610	3,453
Total revenues, net	14,117	12,040

Costs and expenses:
Cost of product sales	785	708
Research and development expenses	6,869	8,671
Selling, general and administrative expenses	9,489	11,124
Total costs and expenses	17,143	20,503
Loss from operations	(3,026)	(8,463)

Other income (expense):
Interest and other income	38	5
Interest and other expenses	(2,723)	(2,735)
Total other expense, net	(2,685)	(2,730)
Net loss	(5,711)	(11,193)

Other comprehensive income:
Unrealized gain (loss) on investments	50	(3)
Comprehensive loss	$(5,661)	$(11,196)

Basic and diluted net loss per share	$(0.05)	$(0.11)
Shares used in computing basic and diluted net loss per share	124,618,519	99,644,227

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,711)	$(11,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	92	14
Depreciation of fixed assets	211	214
Non-cash interest expense	162	1,509
Compensation expenses associated with stock-based compensation plans	1,240	1,944
Changes in operating assets and liabilities:
Accounts receivable	1,431	(55)
Other current assets	(379)	103
Inventory	133	1,034
Accounts payable and accrued expenses	(2,675)	(894)
Deferred revenue	(196)	(188)
Long-term deferred rent	(50)	(30)
Other	127	(88)
Net cash used in operating activities	(5,615)	(7,630)
Cash flows from investing activities:
Purchase of investments	(84,531)	—
Proceeds from maturity of investments	—	3,000
Purchase of fixed assets	(79)	(168)
Net cash (used in) provided by investing activities	(84,610)	2,832
Cash flows from financing activities:
Gross proceeds from common stock offering	85,100	—
Fees associated with common stock offering	(5,106)	—
Repayment of long-term obligations	(116)	(108)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	1,640	987
Net cash provided by financing activities	81,518	879
Net decrease in cash and cash equivalents	(8,707)	(3,919)
Cash and cash equivalents at beginning of the period	68,085	20,018
Cash and cash equivalents at end of the period	$59,378	$16,099
Supplemental disclosure of cash flow information:
Interest paid	$2,468	$1,219
Unpaid fees associated with common stock offering	$277	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (“Dyax” or “the Company”) is a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
The Company develops and commercializes treatments for hereditary angioedema (HAE) and is working to identify other disorders that are mediated by plasma kallikrein (PKM disorders).

The Company developed KALBITOR® (ecallantide) on its own, and is selling it in the United States for the treatment of acute attacks of HAE.  Additionally, the Company is developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is believed to be a candidate to treat HAE prophylactically.

The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood.  It intends to use this assay to potentially expedite the development of DX-2930 and to assist in identifying other PKM disorders.

●	Licensing and Funded Research Portfolio (LFRP)
The Company has a portfolio of product candidates being developed by licensees using its phage display technology.  This portfolio currently includes one approved product and multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which the Company is eligible to receive future royalties and/or milestone payments. Recently, CYRAMZATM (ramucirumab) received approval from the U.S. Food and Drug Administration (FDA) as a single-agent treatment for advanced gastric cancer after prior chemotherapy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods.  The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The accompanying December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Company's European subsidiaries Dyax S.A. and Dyax BV.  All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  The significant estimates and assumptions in these financial statements include revenue recognition for licensing and collaboration agreements, product sales allowances, royalty interest obligations, useful lives with respect to long-lived assets, valuation of stock options, clinical trial accruals and other accrued expenses and tax valuation reserves.  Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.  At March 31, 2014 and December 31, 2013, approximately 98% and 89%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution.  The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors.  Concentrations of credit risk with respect to trade receivable balances associated the Company’s development and license fee revenue are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base.  Trade receivable balances associated with the Company’s product sales are comprised of only a few customers, due to the limited number of distributors the Company uses in its distribution network.  The Company completes ongoing credit evaluations of their customers.  As of March 31, 2014, two customers accounted for 40% (Walgreens) and 26% (US Bio) of the accounts receivable balance.  As of December 31, 2013, two customers accounted for 35% (US Bio) and 26% (Walgreens) of the accounts receivable balance.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents.  Cash and cash equivalents consist of cash, money market and U.S. Treasury funds.

Investments

Short-term investments consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end.  The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and as these marketable securities represent the investment of cash that is available for current operations. The Company considers its portfolio of investments as available-for-sale.  Accordingly, these investments are recorded at fair value, which is based on quoted market prices.  As of March 31, 2014, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost of $127.7 million, an estimated fair value of $127.8 million, and had an unrealized gain of $53,000, which has been recorded in other comprehensive income.  As of December 31, 2013, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $43.3 million, and had an unrealized gain of $3,000, which is recorded in other comprehensive income.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. Included in the cost of inventory are capitalized employee stock-based compensation costs.  Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's consolidated balance sheet.

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

The Company maintains service contracts with its distributors. These contracts include services such as inventory maintenance and patient support services.  Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price.  Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated.  The Company has established that patient support services are at fair value and represent a separate and identifiable benefit because these services could be provided by separate third-party vendors.  Accordingly, these costs are classified as selling, general and administrative expense.

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2012	$388	$165	$565	$551	$1,669
Current provisions relating to sales in current year	2,565	498	2,806	145	6,014
Adjustments relating to prior years	23	(38)	(79)	(141)	(235)
Payments relating to sales in current year	(2,165)	(378)	(1,380)	—	(3,923)
Payments/returns relating to sales in prior years	(327)	(157)	(278)	(232)	(994)
Balance, as of December 31, 2013	484	90	1,634	323	2,531
Current provisions relating to sales in current year	718	32	769	56	1,575
Adjustments relating to prior years	5	(22)	(155)	140	(32)
Payments relating to sales in current year	(485)	(32)	(226)	—	(743)
Payments/returns relating to sales in prior years	(383)	(16)	(746)	(8)	(1,153)
Balance, as of March 31, 2014	$339	$52	$1,276	$511	$2,178

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

For agreements entered into prior to 2011, the Company evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification (ASC), 605-25 Revenue Recognition – Multiple-Element Arrangements.  Since 2011, the Company has applied the guidance of ASU 2009-13 to evaluate license arrangements with multiple elements.  This guidance amended the accounting standards for certain multiple element arrangements to:

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

Many of the Company's collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. Milestones that are tied to development or regulatory approval are not considered probable of being achieved until such approval was received. All milestones which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method.  Milestones tied to counter-party performance are not included in the Company’s revenue model until performance conditions are met.  Milestones determined to be non-substantive are allocated to each unit of accounting within an arrangement when met.  The allocation of the milestone to each unit is based on relative value and revenue related to each unit is recognized accordingly.

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

Phage Display Patent Licenses.  The Company previously licensed its phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products.  The core patents in this portfolio expired in November 2012.  Even after patent expiration, the Company generally remains eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration, although certain existing patent licenses will no longer have a royalty obligation.  The Company does not expect the expiration of these patents to have a material impact on the LFRP.

Standard terms of the patent rights agreements include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and/or royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement or through the date of patent expiry, if shorter, except that in the case of perpetual patent licenses for which fees were recognized immediately if it was determined that the Company had no future obligations under the agreement and the payments were made upfront.  If the Company has no remaining performance obligations under the patent license agreement, milestones are recognized as revenue in the period in which the milestone is achieved.

LFRP Milestones

Non-substantive Milestones.  Under the LFRP licenses, the Company is eligible to receive clinical development, regulatory filing and marketing approval milestones, which vary from licensee to licensee.  Achievement of these milestones is contingent upon each licensee’s efforts and involves risks and uncertainty related to drug development, regulatory approval and intellectual property which could lead to milestones never being met.

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $81 million in development milestones, $68 million in regulatory filing milestones and $98 million in marketing approval milestones.  As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $75,000 and $1.2 million related to milestones from the LFRP for the three months ended March 31, 2014 and 2013, respectively.

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

There was no amount recognized for technical milestones during the three months ended March 31, 2014 and 2013.  The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications.  Under these agreements, the Company is eligible to receive certain development and sales milestones. See Note 3, Significant Transactions.

Royalty Revenues

Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured; otherwise the Company recognizes royalty revenue upon receipt of payment.

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three months ended March 31, 2013 do not include the full cost of drug manufacturing.  For the three months ended March 31, 2014, KALBITOR units sold included the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates.  At March 31, 2014 and December 31, 2013, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss.  The Company recorded no other income or expense for the three months ended March 31, 2014 and expense of $8,000 was recorded for the three months ended March 31, 2013.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units (RSUs), as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan).  The Company’s share-based compensation expense is recorded in accordance with ASC 718.

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

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260.  Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the three months ended March 31, 2014 and 2013, and therefore, are excluded from the calculation of diluted net loss per share.

The weighted average of stock options outstanding totaled 11,123,840 as of March 31, 2014, and the weighted average of stock options and warrants outstanding totaled 12,492,591 as of March 31, 2013.

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under ASC 220, Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is presenting comprehensive income (loss) as part of the consolidated statements of operations and comprehensive loss.

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

At this time, the Company cannot reasonably estimate the level of effort required to fulfill its obligations and, therefore, is recognizing revenue on a straight-line basis over the estimated development period in the CVie territories, which was extended through 2019.

No revenue was recognized under this arrangement for the three months ended March 31, 2014, as the Company has not commenced delivery of clinical drug product.  As of March 31, 2014, the Company has deferred $828,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Novellus.  As no supply has been provided to Novellus to date, no revenue has been recognized for the three months ended March 31, 2014, and the Company has deferred $800,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

CMIC provided the Company written notice of CMIC’s intent to terminate the agreement, effective in June 2014, at which time all of the rights to develop ecallantide in Japan will return to the Company.  The Company has no obligations to CMIC in connection with, or following the termination.

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

The Company recognized revenue of approximately $191,000 related to this agreement for the three months ended March 31, 2013.  No revenue was recorded for the three months ended March 31, 2014 and there will be no further revenue recorded under this agreement.

Sigma Tau

The Company entered into a collaboration agreement and several amendments thereto with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.) (Sigma Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications in various territories throughout the world.

In March 2013, Sigma Tau’s rights to remaining territories were eliminated under a termination agreement between the Company and Sigma Tau.  The principal terms of the termination agreement included provision for (i) the revocation of all licenses granted by the Company to Sigma Tau, (ii) the termination of all other obligations under the license agreement, (iii) the issuance of 271,665 shares of the Company’s common stock to Sigma Tau, and (iv) the right of Sigma Tau to receive $500,000 for every $5.0 million of compensation received by the Company during the next ten years in relation to the potential license or supply of ecallantide exclusively in those territories that had been previously licensed to Sigma Tau.  During the three months ended March 31, 2013, in accordance with ASC 605-50, the $1.1 million determined to be the fair value of the common stock as of the date of issuance was recorded as a reduction to development and license fee revenue on the statement of operations and $85,000 of deferred revenue attributable to the JSC services was recognized as revenue.  No additional revenue is expected to be recognized in future periods.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$56,098	$56,098	$—	$—
Marketable debt securities	127,785	—	127,785	—
Total	$183,883	$56,098	$127,785	$—

Description (in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$55,569	$55,569	$—	$—
Marketable debt securities	43,296	—	43,296	—
Total	$98,865	$55,569	$43,296	$—

The following tables summarize the Company’s marketable securities at March 31, 2014 and December 31, 2013:

	March 31, 2014
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$29,229	$15	$—	$29,244
US Treasury Bills and Notes (due after 1 year through 2 years)	98,503	38		98,541
Total	$127,732	$53	$—	$127,785

	December 31, 2013
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$2,001	$1	$—	$2,002
US Treasury Bills and Notes (due after 1 year through 2 years)	41,292	2		41,294
Total	$43,293	$3	$—	$43,296

As of March 31, 2014 and December 31, 2013, the Company's cash equivalents which are invested in money market funds are valued based on Level 1 inputs.  As of March 31, 2014 and December 31, 2013, the Company’s short-term investments consisted of U.S. Treasury notes and bills valued based on Level 2 inputs. These assets have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

Costs associated with the manufacture of KALBITOR are recorded as inventory.

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's balance sheet.  As of March 31, 2014 and December 31, 2013, approximately $5.3 million and $5.5 million of inventory, respectively, is classified as non-current.

Inventory consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Raw Materials	$1,116	$1,116
Work in Progress	5,184	5,965
Finished Goods	1,933	1,281
Total	$8,233	$8,362

6. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Laboratory equipment	$3,932	$3,932
Furniture and office equipment	833	815
Software and computers	2,923	2,958
Leasehold improvements	4,554	4,510
Construction in process	—	—
Total	12,242	12,215
Less: accumulated depreciation	(7,415)	(7,255)
	$4,827	$4,960

Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $211,000 and $213,000, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accounts payable	$1,315	$1,407
Accrued employee compensation and related taxes.	2,505	4,609
Accrued external research and development and sales expenses	2,144	1,778
Accrued legal	698	456
Accrued sales allowances	1,601	1,918
Other accrued liabilities	1,788	2,374
Total	$10,051	$12,542

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty.  At March 31, 2014, the aggregate principal amount of the loan was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly.  The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Tranche A Loan

Under the terms of the agreement, the Company received a loan of $20 million (Tranche A Loan) in 2011 and a commitment to refinance the amounts outstanding under the Company’s March 2009 amended and restated loan agreement (the March 2009 Loan) at a reduced interest rate in August 2012.  The Tranche A Loan was unsecured and accrued interest at an annual rate of 13% through August 2012.

Upon execution of the Tranche A Loan, the terms of the original loans were determined to be modified under ASC 470.  During the quarter ended March 31, 2014, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.5%.

Upon modification of the original loans, the note payable balance related to the Tranche A Loan was reduced by $193,000 to reflect payment of the lender’s legal fees in conjunction with the Tranche A Loan; these fees are being accreted over the life of the Loan, through August 2018.

Tranche B Loan

In 2012, the Company completed a second closing with an affiliate of HC Royalty to refinance approximately $57.6 million outstanding under the March 2009 Loan under the same terms as the Tranche A Loan (Tranche B Loan).

The Loan principal balance at each of March 31, 2014 and December 31, 2013 was $84.5 million.

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the three months ended March 31, 2014 and for the year ended December 31, 2013, as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Beginning balance	$81,516	$78,061
Accretion of discount	50	198
Loan activity:
Interest Expense	2,646	10,447
Payments applied to principal	—	—
Payments applied to interest	(629)	(5,378)
Accrued interest payable	(1,905)	(1,812)
Ending balance	$81,678	$81,516

The estimated fair value of the note payable was $83.3 million at March 31, 2014 which was calculated based on level 3 inputs due to the limited availability of comparable data points.  The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank.  When drawn, the note bears interest at a 6% annual rate.  The Company drew down $1.4 million from this line during 2012, which is being financed over a 3-year term.  The outstanding balance of this loan was $816,000 and $931,000 as of March 31, 2014 and December 31, 2013, respectively.

Facility Lease

In 2012, the Company relocated its operations to a new facility in Burlington, Massachusetts.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  The Company has capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility.  Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

9. STOCKHOLDER’S EQUITY AND STOCK-BASED COMPENSATION

Issuance of Common Stock

In March 2014, the Company issued 9,200,000 shares of common stock at $9.25 per share in an underwritten public offering.  Net proceeds from the offering were approximately $79.7 million, after deducting offering expenses.

In February 2014, the sole holder of 41,418 shares of preferred stock outstanding elected to convert this preferred stock into 4,141,800 shares of common stock.  The Company has no remaining preferred stock outstanding.

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock, RSUs and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. RSUs are valued at the current fair market value on the date of grant, and generally vest annually in equal installments over a four-year period.  The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.  At March 31, 2014, a total of 1,715,853 shares were available for future grants under the Equity Plan.

The following table summarizes stock option activity for the period ended March 31, 2014:

	Number of Options	Number of RSUs
Outstanding as of December 31, 2013	10,628,879	253,124
Granted/Awarded	2,148,359	352,841
Options Exercised/Shares Issued	(629,712)	(101,877)
Cancelled	(100,729)	(1,438)
Outstanding as of March 31, 2014	12,046,797	502,650

Exercisable as of March 31, 2014	4,635,196	--

Employee Stock Purchase Plan

The Company's Purchase Plan allows employees to purchase shares of the Company's common stock at a discount from fair market value.  Under this Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period.  Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter.  The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment.  The compensation expense in connection with the Plan was approximately $69,000 and $46,000 for the three months ended March 31, 2014 and 2013 respectively.  There were no shares purchased under the Plan during the three months ended March 31, 2014 and 2013.  At March 31, 2014, a total of 267,960 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Compensation expense related to:
Equity Incentive Plan	$1,171	$1,898
Employee Stock Purchase Plan	69	46
	$1,240	$1,944

Stock-based compensation expense charged to:
Research and development	$490	$228

Selling, general and administrative	$750	$1,716

Stock-based compensation expense capitalized into inventory was $4,000 for each of the three months ended March 31, 2014 and 2013.  Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the three months ending March 31, 2013 included $1.1 million related to the modification of certain stock options held by to a former executive who ceased employment in March 2013.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

Included in the Company’s net operating loss (NOL) deferred tax asset at December 31, 2013 are approximately $8.2 million of tax deductions from the exercise of stock options.  The Company has also recorded a deferred tax asset of approximately $1.8 million at December 31, 2013, reflecting the benefit of the deduction from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized.  The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carryforwards, and capitalized start up expenditures and research and development expenditures amortizable over ten years straight-line.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $213.9 million has been established at December 31, 2013.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state and foreign provisions.  Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period.  The Company completed a study to determine whether any ownership change has occurred since the Company's formation and has determined that transactions have resulted in two ownership changes, as defined by Section 382 as of December 31, 2013.  There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

As of December 31, 2013, the Company’s unrestricted federal tax NOLs available to reduce future taxable income without limitation are $262.0 million, which expire at various times beginning in 2024 through 2033.  The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2013 available to reduce future tax liabilities without limitation are $56.8 million, which will expire at various dates beginning in 2024 through 2033.  In addition, the Company has NOLs and federal tax credits that are restricted and expire at various times beginning in 2018 through 2024.  These restricted NOLs and federal tax credits of $67.2 million and $4.8 million, respectively, may be utilized in part, subject to an annual limitation.  Ownership changes after December 31, 2013 could further restrict the use of these NOLs and federal tax credits.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements regarding:

●	the potential benefits and usage of KALBITOR for treating HAE;

●	the commercial potential of KALBITOR, including revenues and costs;

●	the prospects for clinical development of DX-2930;

●	the potential for market approval for KALBITOR in markets outside the United States;

●	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

●	estimates of potential markets for our products and product candidates;

●	prospects for future milestone payments and/or royalties with respect to licensee product candidates in our LFRP;

●	the sufficiency of our cash, cash equivalents and short-term investments;

●	the effect of the expiration of certain of our phage display patents licensed to others under our LFRP; and

●	expected future revenues and operating results and cash flows.

Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use the words or phrases of expectation or uncertainty like "guidance," "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled "Risk Factors". Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. Readers should carefully review the risk factors set forth in this report and other reports or documents we file from time to time with the Securities and Exchange Commission.

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on:

●	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
We develop and commercialize treatments for hereditary angioedema and are working to identify other disorders that are mediated by plasma kallikrein.

We developed KALBITOR on our own, and are selling it in the United States for the treatment of acute attacks of HAE.  Additionally, we are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically.  The safety, tolerability, and kallikrein inhibition results of a Phase 1a clinical study in healthy volunteers support advancing the DX-2930 development program into a Phase 1b study in HAE patients in mid-2014.

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood.  We intend to use this assay to potentially expedite the development of DX-2930 and to assist in identifying other PKM disorders.

●	Licensing and Funded Research Portfolio
We have a portfolio of product candidates being developed by licensees using our phage display technology.  This portfolio currently includes one approved product and multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which we are eligible to receive future royalties and/or milestone payments.  Recently, CYRAMZA received approval from the FDA as a single-agent treatment for advanced gastric cancer after prior chemotherapy.  We expect our revenues from the LFRP to experience growth beginning in 2014 to the extent that our licensees commercialize product candidates that gain marketing approval and market acceptance.

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

Our product, ecallantide, is approved by the FDA under the brand name KALBITOR for treatment of HAE in patients 12 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor, was the first subcutaneous HAE treatment approved in the United States and the only subcutaneous therapy available to treat attacks in patients 12 years of age and older.

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

Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) Contract Manufacturing Services at its facilities in Spokane, Washington under a commercial supply agreement. This process is known in the industry as the "fill and finish" process.  KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of four years over its drug substance form.  Our commercial supply agreement with JHS runs through 2018 and may be terminated with two years prior notice by either party.

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through 2015.  In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through 2018.

In November 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR, and a subsequent FDA inspection identified additional issues.  JHS is working to resolve the issues raised by the FDA.  If JHS fails to correct these issues, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

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

KALBITOR Outside of the United States

In markets outside of the United States, we work with international partners to seek approval and commercialize ecallantide for HAE.

CVie – In 2013, we entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China.

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

Novellus – In 2013, we entered into an agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela.

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

In December 2013, CMIC terminated their agreement with us effective June 4, 2014.   At that time, all rights to develop and commercialize ecallantide in Japan will be returned to us.  We have no obligations to CMIC in connection with, or following, the termination.  CMIC intends to organize the data from the clinical studies into a format that could be submitted for approval to regulatory authorities in Japan.  Upon receipt of this data, we intend to evaluate the regulatory and commercial paths forward with respect to ecallantide in Japan.

DX-2930 - ANTIBODY FOR HAE AND OTHER PKM DISORDERS

Based on our knowledge of angioedema and the kallikrein-kinin pathway, we are developing DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein.  DX-2930 is an investigational product candidate to treat HAE and other PKM disorders prophylactically.  It has the potential for subcutaneous administration, with a half-life that could enable less frequent dosing than currently available prophylactic HAE therapies and an advantageous immunogenicity profile.

Preclinical pharmacokinetic and tolerability studies have demonstrated that DX-2930 has relevant activity in animal models.  We have completed a Phase 1a clinical study to evaluate the safety and tolerability of a single subcutaneous administration of DX-2930.

The Phase 1a study was a randomized, double-blind placebo-controlled, single-dose-escalating trial in healthy subjects.  Subjects received a single dose of DX-2930 [0.1, 0.3, 1.0, or 3.0 mg/kg] or placebo by subcutaneous injection, with 6 subjects receiving active drug and 2 subjects receiving placebo per dose level.  A total of 32 subjects were enrolled, randomized, and dosed.

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

The safety, tolerability, and kallikrein inhibition results of the Phase 1a study support advancing the DX-2930 development program into a Phase 1b study in mid-2014.  The Phase 1b study is a blinded, multi-center, repeat-dose, and dose-escalation study exploring DX-2930 in patients with HAE.

Biomarker Assay Program

We have developed and utilize a biomarker assay that detects the activation of plasma kallikrein in patient blood.  Confirmation of the role of plasma kallikrein in HAE will enable us to better understand the contact activation pathway and explore other disorders that result in inflammation and pain.  We intend to use this assay to potentially expedite the development of DX-2930 and to assist in identifying if plasma kallikrein activation occurs in certain disorders, such as Crohn’s disease, psoriasis, rheumatoid arthritis and various mast cell disorders.

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

LFRP Product Development

Currently within our LFRP, there are multiple revenue-generating product candidates in clinical development.  Our licensees and collaborators also have additional product candidates in various stages of preclinical development.  Our LFRP licensees and collaborators are responsible for all costs associated with development of these product candidates.  We expect our revenues from the LFRP to experience growth beginning in 2014, to the extent that our licensees begin to commercialize product candidates that gain marketing approval and market acceptance.

The chart and program information below, which are based on information publicly disclosed by our licensees, provide a summary of the status of clinical stage product candidates in the LFRP for which we are eligible to receive future milestones and/or royalties, to the extent these candidates are developed and commercialized.  Certain of these product candidates are in multiple clinical trials for various indications.

Licensee	Compound	Target	Indication	Status
Lilly/Imclone	CYRAMZA (ramucirumab) (IMC-1121b)	VEGFR-2/KDR	Gastric cancer (REGARD)	Approved
			Gastric cancer (RAINBOW)	Phase 3
			NSCLC (REVEL)	Phase 3
			Hepatocellular cancer (REACH)	Phase 3
			Colorectal cancer (RAISE)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Lilly/Imclone	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Phase 3
			Various indications	Phase 2
			Squamous NSCLC	Phase 1/2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer (TRINOVA-1, -2 and -3)	Phase 3
Merrimack/Sanofi	MM-121	ErbB3	Breast cancer	Phase 2
			Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Various indications	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merrimack	MM-141	IGF-1R & ErbB3	Solid tumors	Phase 1
Amgen	AMG 780	Ang-2	Solid tumors	Phase 1
Lilly/Imclone	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Baxter	Anti-MIF	MIF	Solid tumors	Phase 1
Undisclosed	Not identified	Not identified	Not identified	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)
CYRAMZA (ramucirumab) is a recombinant human IgG1 monoclonal antibody being developed by Eli Lilly and Company (Lilly); Lilly acquired ImClone Systems in 2008.  CYRAMZA is a vascular endothelial growth factor (VEGF) Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling the cancer to grow.  CYRAMZA is being studied for use as a treatment in multiple oncology indications.  The following are the Lilly CYRAMZA development programs that are currently in or have completed Phase 3:

Gastric cancer
Lilly has completed two Phase 3 clinical trials, referred to as REGARD and RAINBOW, in advanced gastric cancer.  REGARD was a randomized, double-blind, placebo-controlled study of CYRAMZA and best supportive care (BSC) in patients with advanced gastric cancer following progression after initial chemotherapy.

In April 2014, Lilly received FDA approval of CYRAMZA as a single-agent treatment for advanced gastric cancer after prior chemotherapy.  The specific approved indication is as a single-agent treatment for patients with advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy.  CYRAMZA is the first FDA-approved product for advanced gastric cancer after prior chemotherapy.  Lilly has also applied to the European Medicines Agency (EMA) for a Marketing Authorization Application (MAA) for the same indication.

The RAINBOW trial was a randomized, double-blind, placebo-controlled study of CYRAMZA and paclitaxel, compared to placebo and paclitaxel, in patients with advanced gastric cancer following progression after initial chemotherapy.  In 2013, Lilly announced that RAINBOW met its primary endpoint of improved overall survival and a secondary endpoint of improved progression-free survival.  Lilly is in the process of filing regulatory applications in the United States and Europe based on this data. Detailed data from the RAINBOW trial was presented at the Gastrointestinal Cancers Symposium (also known as the American Society of Clinical Oncology (ASCO) GI meeting) in January 2014.

Non-small cell lung cancer (NSCLC)
Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus docetaxel versus docetaxel alone in patients with second-line NSCLC.  This study, referred to as REVEL, was completed in 2013 and Lilly announced positive top-line results in February 2014.  The REVEL trial showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA arm compared to the control arm.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA arm versus the control arm.  Lilly intends to submit the first application of these data to regulatory authorities in 2014 and is planning to present the detailed data at the ASCO annual meeting in May/June 2014.

Hepatocellular carcinoma (HCC)
Lilly is conducting a randomized, double-blind Phase 3 clinical trial of CYRAMZA and BSC versus placebo and BSC as second-line treatment in patients with HCC, after first-line therapy with sorafenib.   The estimated primary completion date for this study, which is referred to as REACH, was March 2014 and Lilly expects to have top-line results in mid-2014.

Colorectal cancer
Lilly has a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus folinic acid, 5-flurouracil and irinotecan (FOLFIRI) versus placebo plus FOLFIRI in second-line metastatic colorectal cancer.  The estimated primary completion date for this trial, which is referred to as RAISE, is July 2014 and Lilly expects to have top-line results in the second half of 2014.

In addition, CYRAMZA is in multiple earlier-stage clinical trials.

Necitumumab (IMC-11F8)
Necitumumab is a human monoclonal antibody being developed by Lilly that is designed to block the ligand binding site of the human epidermal growth factor receptor (EGFR).  Activation of EGFR has been correlated with malignant progression, induction of angiogenesis and inhibition of apoptosis or cell death.

Necitumumab is being studied for use as a treatment in squamous non-small cell lung cancer, or NSCLC.

Lilly has completed a randomized, open-label Phase 3 clinical trial, referred to as SQUIRE, for necitumumab in combination with gemcitabine-cisplatin chemotherapy versus gemcitabine-cisplatin chemotherapy alone, for first-line squamous NSCLC.  In 2013, Lilly announced that SQUIRE met its primary endpoint of increased overall survival.  Lilly expects to submit a Biologics License Application (BLA) and MAA for this indication by year-end 2014 and is planning to present detailed data from the SQUIRE study at the ASCO annual meeting in May/June 2014.

In addition, necitumumab is in earlier-stage clinical trials for other indications.

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

TRINOVA-2 is a randomized, double-blind study of trebananib plus pegylated liposomal doxorubicin (PLD) or placebo plus PLD in women with recurrent partially platinum sensitive or resistant epithelial ovarian, primary peritoneal or fallopian tube cancer.  The estimated primary completion date for this clinical trial is October 2014.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Revenues.  Total revenues for the three months ended March 31, 2014 (the 2014 Quarter) were $14.1 million, compared with $12.0 million for the three months ended March 31, 2013 (the 2013 Quarter).

Product Sales.  We are commercializing KALBITOR in the United States for treatment of acute attacks of HAE.  We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery.  Due to the specialty nature of KALBITOR, the limited number of patients and limited return rights of our distributors, we anticipate that distributors will carry inventory that is in line with their forecasted business needs.  Although fluctuations can occur due to the nature of acute HAE attacks, the aggregate amount of inventory held by our distributors generally does not exceed 60 days of anticipated demand.

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.  For the 2014 Quarter, product sales of KALBITOR were $12.5 million, net of product discounts and allowances of $1.6 million.  During the 2013 Quarter, product sales were $8.6 million, net of product discounts and allowances of $793,000.  The increase in net sales between the 2014 and 2013 Quarters was due to several offsetting factors:

●	Sales represented by patient demand units increased in the 2014 Quarter by approximately $3.4 million, a 39% increase over the 2013 Quarter,
●	Distributor channel adjustments reduced comparable 2014 Quarter net sales by approximately $780,000,
●	KALBITOR price increases, offset by higher gross to net sales adjustments, increased the 2014 Quarter’s net sales by approximately $1.5 million.

During the three months ended March 31, 2014 and 2013, provisions for product sales allowances reduced gross product sales as follows:

	2014	2013
	(in thousands)
Gross product sales	$14,098	$9,380

Prompt pay and other discounts	$(717)	$(362)
Government rebates and chargebacks	(678)	(585)
Returns	(196)	154
Product sales allowances	$(1,591)	$(793)
Product sales, net	$12,507	$8,587

Product sales allowances, as a percent of gross product sales	11.3%	8.5%

Product sales allowances in the 2014 Quarter increased as a percentage of gross product sales due to higher distributor discounts, lower government rebates resulting from a change in the Medicaid patient mix, and a higher level of product returns.

Development and License Fees.  We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees.  This revenue was $1.6 million in the 2014 Quarter compared to $3.5 million in the 2013 Quarter.

Cost of Product Sales. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $785,000 of costs associated with product sales during the 2014 Quarter and $708,000 of costs associated with product sales during the 2013 Quarter.

In the 2013 Quarter, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval.  Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales in the 2013 Quarter.  Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2013 Quarter would have approximated $745,000.

In the 2014 Quarter, the cost of product sales reflects the full KALBITOR manufacturing cost.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
DX-2930 and other research and development	$4,727	$2,980
KALBITOR development	1,747	4,361
LFRP pass-through fees	395	1,330
Total	$6,869	$8,671

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2014 Quarter compared to the 2013 Quarter was primarily due to drug substance costs of $940,000 expensed in the 2013 Quarter for KALBITOR inventory utilized in the reformulation program., lower costs associated with KALBITOR’s post-marketing commitments, and lower LFRP pass-through fees.  These decreases were partially offset by higher additional costs associated with the development of DX-2930, our candidate to treat HAE prophylactically.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company.  Selling, general and administrative expenses for the 2014 and 2013 Quarters were $9.5 million and $11.1 million, respectively, including costs for patient services of $615,000 and $692,000, respectively.  The higher selling, general and administrative expenses during the 2013 Quarter were primarily due to $1.1 million of non-cash, stock compensation expense associated with a stock option modification.

Interest and Other Expense.  Interest expense, which is primarily related to our loan arrangement with HC Royalty, was approximately $2.7 million in each of the 2014 Quarter and the 2013 Quarter. Based on the 2011 modification of the HC Royalty loan, we record interest expense using the effective interest rate method for the different tranches of the loan.  This effective interest rate is approximately 12.5% per annum.

Liquidity and Capital Resources

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$59,378	$68,085
Short-term investments	127,785	43,296
Total cash, cash equivalents and investments	$187,163	$111,381

The following table summarizes our cash flow activity for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Net cash used in operating activities	$(5,615)	$(7,630)
Net cash (used in) provided by investing activities	(84,610)	2,832
Net cash provided by financing activities	81,518	879
Net decrease in cash and cash equivalents	$(8,707)	$(3,919)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through March 31, 2014, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2014 Quarter, the principal use of cash in our operations was to fund our net loss of $5.7 million.  Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $1.2 million, depreciation and amortization costs of $303,000, and non-cash interest expense of $162,000.  In addition to non-cash charges, we also had net cash out flow due to changes in other operating assets and liabilities, including a decrease in accounts payable of $2.7 million, which was offset by a decrease in accounts receivable of $1.4 million.

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

Investing Activities

Our investing activities for the 2014 Quarter primarily consisted of the purchase of investments totaling $84.5 million, as well as the purchase of fixed assets totaling $79,000.

Our investing activities for the 2013 Quarter primarily consisted of investment portfolio maturities of $3.0 million, as well as the cost of fixed assets totaling $168,000.

Financing Activities

Our financing activities for the 2014 Quarter primarily consisted of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock in March 2014, as well as proceeds from the exercise of stock options totaling $1.6 million.  Repayment of long-term debt for the 2014 Quarter totaled $116,000.

Our financing activities for the 2013 Quarter consisted of proceeds from the exercise of stock options totaling $987,000, as well as the repayment of long-term debt totaling $108,000.

We expect that existing cash, cash equivalents, and investments, together with anticipated cash flow from product sales and existing development, collaborations and license agreements will be sufficient to support our current operations for at least the next twelve months.  Existing funds may be used to prepay some or all of the debt to HC Royalty, which would enable us to use cash flow from our LFRP to fund our research and development efforts.  We may seek additional funding through our collaborative arrangements and public or private financings.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

COMMITMENTS AND CONTINGENCIES

In our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations, " we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2014.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2013, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets.  There have been no material changes to our critical accounting policies from the information provided in our 2013 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2014, we had cash, cash equivalents and investments of approximately $187.2 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2014, we had $85.3 million in short-term and long-term obligations outstanding, including our note payable to HC Royalty. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception.  As of March 31, 2014 we had an accumulated deficit of approximately $539.7 million.  We expect to incur additional net losses in 2014 and beyond, as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

●	the cost and timing of our research and development, manufacturing and commercialization activities;

●	the establishment of new collaboration and licensing arrangements;

●	the timing and results of the clinical trials for DX-2930;

●
the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones by licensees with product candidates in the LFRP; and

●	the effect of revenue recognition and other generally accepted accounting principles.

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

We require significant capital to fund our operations and to develop and commercialize our product candidates.  Our future capital requirements will depend on many factors, including:

●	future sales levels of KALBITOR and any other commercial products that we may develop and the profitability of such sales, if any;

●	the timing, progress and cost to develop, obtain regulatory approvals for and commercialize our product candidates;

●	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

●	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing their products;

●	the timing of any principal payments of the HC Royalty loans before or at maturity;

●	the costs to manufacture, or have third parties manufacture, the materials used in KALBITOR, DX-2930 and any of our other product candidates;

●	competing technological and market developments;

●	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

●	the amount and timing of additional capital equipment purchases; and

●	the overall condition of the financial markets.

We expect that existing cash, cash equivalents and investments together with anticipated cash flow from product sales and existing product development, collaborations and license fees will be sufficient to support our current operations for at least the next twelve months.  Existing funds may be used to prepay some or all of the debt to HC Royalty, which would enable us to use cash flow from our LFRP to fund our research and development efforts.  We may need additional funds if our cash requirements exceed our current expectations, if we generate less revenue than we expect or, if we pursue additional product development.  We may seek additional funding through collaborative arrangements, public or private financings, or other means.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders.  If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

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

We depend heavily on sales of our lead product, KALBITOR, which was approved in the United States for treatment of acute attacks of HAE in patients 12 years and older.

Our product sales depend on KALBITOR in the United States and whether physicians, patients and healthcare payers choose KALBITOR over alternative treatments.  The continuing product sales of KALBITOR and our prospects for increasing product sales and cash flow will depend on multiple factors, including the following:

●	the number of patients with HAE who are diagnosed with the disease and identified to us;

●	the number of patients with HAE who may be treated with KALBITOR;

●	acceptance of KALBITOR in the medical community;

●	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE;

●	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

●	our ability to effectively market and distribute KALBITOR in the United States;

●	competition from other products approved for the treatment of HAE;

●	the maintenance of marketing approval of KALBITOR in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;

●	our maintenance of commercial manufacturing and distribution capabilities for KALBITOR through third-parties; and

●	our ability to maintain sufficient inventories to supply KALBITOR for patient use.

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

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount.  KALBITOR is more expensive than traditional drug treatments and most patients require some form of third party insurance coverage and/or patient financial assistance provided by us in order to afford its cost.  Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or any other country specific governmental organizations, to defray the cost of KALBITOR.  If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or impose restrictions on the level of coverage and reimbursement than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

In addition to potential restrictions on insurance coverage, the amount of reimbursement for KALBITOR may also reduce our ability to profitably commercialize KALBITOR.  In the United States and elsewhere, there have been, and we expect there will continue to be, actions and proposals by third party payers, including state and local government payers to control and reduce healthcare costs.  In recent years, some states have considered legislation that would control the prices of drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs.

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

Our business is focused on HAE and other PKM disorders.  Therefore, our principal competitors are companies that either are already marketing products in those indications or are developing new products for those indications, as described below.

For KALBITOR as a treatment for HAE, our principal competitors include:

●	Manufacturers of corticosteroids, including danazol, which have been used historically and are still used to treat a significant number of identified HAE patients prophylactically.

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

●
CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the U.S. for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved labeling for Berinert to include self-administration after proper training by a healthcare professional.  Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE.  CSL Behring announced in December 2013 that they had commenced an international Phase 3 study of a volume-reduced subcutaneous formulation of C1-INH.

●
Pharming Group NV—Ruconest™ is a recombinant C1-esterase inhibitor, which is administered intravenously, and is approved in the EU for the treatment of acute HAE attacks in adult patients.  In November 2012, Pharming and its U.S. partner Salix (formerly Santarus) announced positive topline data from their Phase 3 trial for Ruconest. Pharming's recombinant C1-esterase inhibitor has Fast Track status from the FDA and orphan drug designations from the FDA and in Europe.

Other competitors for the treatment of HAE are companies that are developing small molecule plasma kallikrein inhibitors, including BioCryst, which is in a Phase 2 clinical trial evaluating its investigational product for prophylaxis against HAE attacks.

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

Furthermore, we may also experience competition from companies that have acquired or may acquire other technologies from universities and other research institutions that may affect our competitive position.

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

In addition, failure to comply with applicable good manufacturing practices and other governmental regulations and standards could be the basis for action by the FDA or corresponding foreign agency to withdraw approval for KALBITOR and for other regulatory action, including recall or seizure of product, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. For example, in November 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR, and a subsequent FDA inspection identified additional issues.  JHS is working to resolve the issues raised by the FDA.  If JHS fails to correct these issues, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018.  In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through 2015 and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through 2018.  These estimates are subject to changes in market conditions and other factors beyond our control.  If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

Although based on their medical judgment, physicians are permitted to prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses.  We market KALBITOR in the U.S. according to its FDA approved label for acute attacks of HAE in patients 12 years and older and provide promotional materials to physicians regarding the use of KALBITOR for this indication.  Although we believe our marketing, promotional materials do not constitute off-label promotion of KALBITOR, the FDA may disagree.  If the FDA determines that our promotional materials, training or other activities constitute off-label or misleading promotion of KALBITOR, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties.  It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use.  This could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.  Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

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

In recent years several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities.  In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act (the Act) and related regulations.  Manufacturers of drugs are required to publicly report gifts, payments or other transfers of value made to physicians and teaching hospitals.  Although we believe our submission of such report complies with the Act, many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear.  We have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code), the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers and best practices in the pharmaceutical industry.  If we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive negative publicity which could adversely affect our business.

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

In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity.  We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities.  To meet our projected needs for commercial manufacturing, third parties with whom we currently work may need to increase their scale of production or we will need to secure alternate suppliers.

Although we obtained regulatory approval of KALBITOR for the treatment of acute attacks of HAE in patients 12 years and older in the United States, we may be unable to obtain regulatory approval for ecallantide in any other territory.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at March 31, 2014.  The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with this loan, we have entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP and the revenues generated by us through licenses of our intellectual property related to the LFRP.  We are required to repay the loans based on a percentage of LFRP-related revenues, including royalties, milestones, and license fees received by us for product candidates in the LFRP.  If the LFRP revenues for any quarterly period are insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding loan principal or paid in cash by us.  In the event of certain changes of control or mergers or sales of all or substantially all of our assets, any or all of the loans may become due and payable at HC Royalty’s option, including a prepayment premium obligation, which will expire in August 2015.  We must comply with certain loan covenants which if not observed could make all loan principal, interest and all other amounts payable under the loans immediately due and payable.

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

The market price of our common stock has been highly volatile.  Since our initial public offering in August 2000 through April 30, 2014, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05.  The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Our charter authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, all of which remains available for issuance and to determine the terms of those shares of stock without any further action by our stockholders.  If the board of directors exercises this power to issue preferred stock, it could be more difficult for a third party to acquire a majority of our outstanding voting stock.  Our charter also provides staggered terms for the members of our board of directors.  This may prevent stockholders from replacing the entire board in a single proxy contest, making it more difficult for a third party to acquire control of us without the consent of our board of directors.  Our equity incentive plans generally permit our board of directors to provide for acceleration of vesting of options granted under these plans in the event of certain transactions that result in a change of control.  If our board of directors used its authority to accelerate vesting of options this action could make an acquisition more costly, and it could prevent an acquisition from going forward.

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

10.1	Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all non-executive U.S. employees. Filed herewith.

10.2†
Amended and Restated Second Technology Transfer and License Agreement by and between the Company and ImClone Systems Incorporated effective as of March 31, 2007, as amended by the First Amendment to Amended and Restated Second Technology Transfer and License Agreement effective as of March 31, 2011. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended  March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

† This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by asterisks.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: May 2, 2014
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

10.1	Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all non-executive U.S. employees. Filed herewith.

10.2†
Amended and Restated Second Technology Transfer and License Agreement by and between the Company and ImClone Systems Incorporated effective as of March 31, 2007, as amended by the First Amendment to Amended and Restated Second Technology Transfer and License Agreement effective as of March 31, 2011. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended  March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

† This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this Exhibit have been omitted and are marked by asterisks.