Form 10-Q
period 2014-06-30
DYAX CORP
filed 2014-08-01
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

YES       ☐                           NO         ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 25, 2014: 136,205,351

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,011	$68,085
Short-term investments	157,688	43,296
Accounts receivable, net	5,243	6,506
Inventory	3,224	2,827
Other current assets	1,842	1,618
Total current assets	198,008	122,332
Fixed assets, net	4,677	4,960
Restricted cash	1,100	1,100
Other assets	4,839	5,815
Total assets	$208,624	$134,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,469	$12,542
Current portion of deferred revenue	2,423	2,686
Current portion of long-term obligations	487	468
Other current liabilities	2,342	1,812
Total current liabilities	15,721	17,508
Deferred revenue	4,915	5,335
Notes payable	81,839	81,516
Long-term obligations	212	463
Deferred rent and other long-term liabilities	2,983	3,063
Total liabilities	105,670	107,885
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 and 41,418 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 136,032,792 and 121,704,480 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,360	1,217
Additional paid-in capital	644,236	559,065
Accumulated deficit	(542,735)	(533,963)
Accumulated other comprehensive income	93	3
Total stockholders' equity	102,954	26,322
Total liabilities and stockholders' equity	$208,624	$134,207

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$16,582	$8,568	$29,089	$17,155
Development and license fee revenues	3,003	2,768	4,613	6,221
Total revenues, net	19,585	11,336	33,702	23,376

Costs and expenses:
Cost of product sales	975	563	1,760	1,271
Research and development	8,456	6,450	15,325	15,121
Selling, general and administrative	10,565	10,173	20,054	21,297
Total costs and expenses	19,996	17,186	37,139	37,689
Loss from operations	(411)	(5,850)	(3,437)	(14,313)

Other income (expense):
Interest income	73	4	111	9
Interest and other expenses	(2,723)	(2,586)	(5,446)	(5,321)
Total other expense	(2,650)	(2,582)	(5,335)	(5,312)
Net loss	(3,061)	(8,432)	(8,772)	(19,625)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	40	(2)	90	(5)
Comprehensive loss	$(3,021)	$(8,434)	$(8,682)	$(19,630)

Net loss attributable to common stockholders	$(3,061)	$(8,432)	$(8,772)	$(19,625)

Net loss per share attributable to common stockholders	$(0.02)	$(0.08)	$(0.07)	$(0.19)
Shares used in computing basic and diluted net loss per share of common stock	135,873,613	104,977,247	130,277,157	102,325,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Dyax Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(8,772)	$(19,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	271	21
Depreciation of fixed assets	422	416
Non-cash interest expense	324	3,117
Compensation expenses associated with stock-based compensation plans	3,251	2,828
Non-cash stock issuance	—	1,076
Changes in operating assets and liabilities:
Accounts receivable	1,263	886
Other current assets	(224)	678
Inventory	570	1,038
Accounts payable and accrued expenses	(1,537)	(1,421)
Deferred revenue	(683)	(754)
Long-term deferred rent	(110)	(61)
Other	62	(35)
Net cash used in operating activities	(5,163)	(11,836)
Cash flows from investing activities:
Purchase of investments	(114,573)	—
Proceeds from sales and maturities of investments	—	6,000
Purchase of fixed assets	(145)	(345)
Net cash (used in) provided by investing activities	(114,718)	5,655
Cash flows from financing activities:
Gross proceeds from common and preferred stock offering	85,100	30,000
Fees associated with common and preferred stock offering	(5,392)	(921)
Repayment of long-term obligations	(233)	(219)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	2,332	1,230
Net cash provided by financing activities	81,807	30,090
Net (decrease) increase in cash and cash equivalents	(38,074)	23,909
Cash and cash equivalents at beginning of the period	68,085	20,018
Cash and cash equivalents at end of the period	$30,011	$43,927
Supplemental disclosure of cash flow information:
Interest paid	$4,618	$2,146

The accompanying notes are an integral part of the unaudited consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (“Dyax” or “the Company”) is a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

The Company develops and commercializes treatments for hereditary angioedema (HAE) and is working to identify other disorders that are mediated by plasma kallikrein (PKM disorders).

The Company discovered and developed KALBITOR® (ecallantide), a plasma kallikrein inhibitor, and is selling this product in the United States for the treatment of acute attacks of HAE. Additionally, the Company is developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is believed to be a candidate to treat HAE prophylactically. The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. It intends to use this assay to expedite the development of DX-2930 and to assist in identifying other PKM disorders.

•	Licensing and Funded Research Portfolio (LFRP)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At June 30, 2014 and December 31, 2013, approximately 96% and 89%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors. Concentrations of credit risk with respect to trade receivable balances associated with the Company’s development and license fee revenue are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base. Trade receivable balances associated with the Company’s product sales are comprised of only a few customers, due to the limited number of distributors the Company uses in its distribution network. The Company completes ongoing credit evaluations of their customers. As of June 30, 2014, two customers accounted for 41% (US Bio) and 18% (Walgreens) of the accounts receivable balance. As of December 31, 2013, two customers accounted for 35% (US Bio) and 26% (Walgreens) of the accounts receivable balance.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. Cash and cash equivalents consist of cash, money market and U.S. Treasury funds.

Investments

Short-term investments consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end. The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and as these marketable securities represent the investment of cash that is available for current operations. The Company considers its portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of June 30, 2014, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost of $157.6 million, an estimated fair value of $157.7 million, and had an unrealized gain of $93,000, which has been recorded in other comprehensive income. As of December 31, 2013, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $43.3 million, and had an unrealized gain of $3,000, which is recorded in other comprehensive income.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. Included in the cost of inventory are capitalized employee stock-based compensation costs for those employees dedicated to manufacturing efforts. Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets, consisting primarily of fixed assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flow to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value, which is computed based on a discounted cash flow basis.

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

Product Sales and Allowances

Product Sales. Product sales are generated from the sale of KALBITOR to the Company’s customers, primarily wholesale and specialty distributors, and are recorded upon delivery when title and risk of loss have passed to the customer. Product sales are recorded net of applicable reserves for distributors, prompt pay and other discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances.

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

Patient Financial Assistance. The Company offers a financial assistance program for commercially insured KALBITOR patients in order to defray patients’ out-of-pocket expenses, including co-payments, to aid patients’ access to KALBITOR. The Company estimates its liability for this program based on actual but unpaid reimbursements, as well as, an estimated reserve for product sold to and held by distributors as of period end, based on the Company’s historical redemption rates.

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2012	$388	$165	$565	$551	$1,669
Current provisions relating to sales in current year	2,565	498	2,806	145	6,014
Adjustments relating to prior years	23	(38)	(79)	(141)	(235)
Payments relating to sales in current year	(2,165)	(378)	(1,380)	—	(3,923)
Payments/returns relating to sales in prior years	(327)	(157)	(278)	(232)	(994)
Balance, as of December 31, 2013	484	90	1,634	323	2,531
Current provisions relating to sales in current year	1,556	179	1,425	89	3,249
Adjustments relating to prior years	6	1	(6)	(18)	(17)
Payments relating to sales in current year	(1,370)	(145)	(494)	—	(2,009)
Payments/returns relating to sales in prior years	(383)	(16)	(902)	(53)	(1,354)
Balance, as of June 30, 2014	$293	$109	$1,657	$341	$2,400

Development and License Fee Revenues

Collaboration Agreements. The Company enters into collaboration agreements with other companies for the research and development of therapeutic and diagnostic products. The terms of the agreements may include non-refundable signing and licensing fees, funding for research and development, payments related to manufacturing services, milestone payments and royalties on any product sales derived from collaborations. These multiple element arrangements are analyzed to determine how the deliverables, which often include license and performance obligations such as research, steering committee and manufacturing services, are separated into units of accounting.

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

Costs of revenues related to licensees’ product development, including license fees and development and regulatory milestones are classified as research and development in the consolidated statements of operations and comprehensive loss.

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

LFRP Milestones

Non-substantive Milestones. Under the LFRP licenses, the Company is eligible to receive clinical development, regulatory filing and marketing approval milestones, which vary from licensee to licensee. Achievement of these milestones is contingent upon each licensee’s efforts and involves risks and uncertainty related to drug development, regulatory approval and intellectual property that could lead to milestones never being met.

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP, developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $81 million in development milestones, $68 million in regulatory filing milestones and $96 million in marketing approval milestones. As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $2.1 million related to milestones from the LFRP for each of the three and six months ended June 30, 2014 and approximately $75,000 and $1.3 million for the three and six months ended June 30, 2013, respectively.

Substantive Milestones. Under certain collaboration agreements, the Company performs funded research for various collaborators using its phage display technology and libraries. These arrangements typically include technical milestones that are based on agreed upon objectives to be met under the research campaign, which are considered to be commensurate with the Company’s performance and therefore have been determined to be substantive milestones.

There was no amount recognized for technical milestones during the three and six months ended June 30, 2014 and 2013. The Company is not eligible to receive any future technical milestones at this time.

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

Cost of Product Sales

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the three and six months ended June 30, 2013 do not include the full cost of drug manufacturing. For the three and six months ended June 30, 2014, KALBITOR units sold included the full cost of drug manufacturing.

Research and Development

Research and development costs include all direct costs, including salaries and benefits for research and development personnel, outside consultants, costs of clinical trials, sponsored research, clinical trials insurance, other outside costs, depreciation and facility costs related to the development of drug candidates, as well as certain pass-through costs under the Company’s cross license agreements related to product development by its LFRP licensees, including license fees and development and regulatory milestones.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates. At June 30, 2014 and December 31, 2013, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss. The Company recorded income of $3,000 for each of the three and six months ended June 30, 2014 for the translation of foreign currency. For the three and six months ending June 30, 2013 the Company recorded other income of $6,000 and other expense of $2,000, respectively, for the translation of foreign currency.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units (RSUs), as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Company’s share-based compensation expense is recorded in accordance with ASC 718.

Income or Loss Per Share

The Company follows the two-class method when computing net loss per share, as it had issued shares that met the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends, as if all income for the period had been distributed.

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the three and six months ended June 30, 2014 and 2013, and therefore, are excluded from the calculation of diluted net loss per share.

The weighted average of stock options outstanding totaled 12,181,512 as of June 30, 2014, and the weighted average of stock options and warrants outstanding totaled 14,053,495 as of June 30, 2013.

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

In May 2014, the FASB issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. Effective for the Company beginning on January 1, 2017, the amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. Early adoption is not permitted. The Company is in the process of determining the method of adoption and the impact of this amendment on its consolidated financial statements.

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

The Company recognized revenue of $33,000 for each of the three and six months ended June 30, 2014 under this arrangement. For each of the three and six months ended June 30, 2013 the Company recognized revenue of $78,000. As of June 30, 2014, the Company has deferred $795,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Novellus. As no supply has been provided to Novellus to date, no revenue has been recognized for the three and six months ended June 30, 2014, and the Company has deferred $800,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

CMIC provided the Company written notice of CMIC’s intent to terminate the agreement, effective in June 2014, at which time all of the rights to develop ecallantide in Japan returned to the Company. The Company has no obligations to CMIC in connection with, or following the termination.

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

No revenue was recorded for the three and six months ended June 30, 2014 and there will be no further revenue recorded under this agreement. The Company recognized revenue of approximately $206,000 and $397,000 related to this agreement for the three and six months ended June 30, 2013, respectively.

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

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Description (in thousands)	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$23,159	$23,159	$—	$—
Marketable debt securities	157,688	—	157,688	—
Total	$180,847	$23,159	$157,688	$—

Description (in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$55,569	$55,569	$—	$—
Marketable debt securities	43,296	—	43,296	—
Total	$98,865	$55,569	$43,296	$—

The following tables summarize the Company’s marketable securities at June 30, 2014 and December 31, 2013:

	June 30, 2014
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$72,262	$53	$—	$72,315
US Treasury Bills and Notes (due after 1 year through 2 years)	85,333	40	—	85,373
Total	$157,595	$93	$—	$157,688

	December 31, 2013
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$2,001	$1	$—	$2,002
US Treasury Bills and Notes (due after 1 year through 2 years)	41,292	2	—	41,294
Total	$43,293	$3	$—	$43,296

As of June 30, 2014 and December 31, 2013, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

Costs associated with the manufacture of KALBITOR are recorded as inventory.

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's balance sheet. As of June 30, 2014 and December 31, 2013, approximately $4.6 million and $5.5 million of inventory, respectively, is classified as non-current.

Inventory consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Raw Materials	$1,116	$1,116
Work in Progress	5,277	5,965
Finished Goods	1,422	1,281
Total	$7,815	$8,362

6. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Laboratory equipment	$3,932	$3,932
Furniture and office equipment	849	815
Software and computers	2,968	2,958
Leasehold improvements	4,554	4,510
Total	12,303	12,215
Less: accumulated depreciation	(7,626)	(7,255)
	$4,677	$4,960

Depreciation expense for the three and six months ended June 30, 2014 was approximately $211,000 and $422,000, respectively and $204,000 and $416,000 for the three and six months ended June 30, 2013, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Accounts payable	$1,096	$1,407
Accrued employee compensation and related taxes.	3,921	4,609
Accrued external research and development and sales expenses	1,498	1,778
Accrued legal	664	456
Accrued sales allowances	1,948	1,918
Other accrued liabilities	1,342	2,374
Total	$10,469	$12,542

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty. At June 30, 2014, the aggregate principal amount of the loan was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly. The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the Loan, the Company entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the licenses of the intellectual property related to the LFRP. The security agreement does not apply to KALBITOR, DX-2930 or any of the Company’s other internal drug development programs.

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

Upon execution of the Tranche A Loan, the terms of the original loans were determined to be modified under ASC 470. During the three and six months ended June 30, 2014, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.5%.

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

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the six months ended June 30, 2014 and for the year ended December 31, 2013, as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Beginning balance	$81,516	$78,061
Accretion of discount	99	198
Loan activity:
Interest Expense	5,292	10,447
Payments applied to principal	—	—
Payments applied to interest	(2,726)	(5,378)
Accrued interest payable	(2,342)	(1,812)
Ending balance	$81,839	$81,516

The estimated fair value of the note payable was $83.3 million at June 30, 2014, which was calculated based on level 3 inputs due to the limited availability of comparable data points. The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank. When drawn, the note bears interest at a 6% annual rate. The Company drew down $1.4 million from this line during 2012, which is being financed over a 3-year term. The outstanding balance of this loan was $698,000 and $931,000 as of June 30, 2014 and December 31, 2013, respectively.

Facility Lease

In 2012, the Company relocated its operations to a new facility in Burlington, Massachusetts.  The new premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease for which the Company has restricted cash recorded in the accompanying consolidated balance sheet.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  The Company has capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility. Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

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

In February 2014, the Company’s Board of Directors amended the Equity Plan to increase the number of shares of common stock approved for issuance under the plan and this amendment was approved by the Company’s stockholders in May 2014. At June 30, 2014, a total of 10,455,238 shares were available for future grants under the Equity Plan.

The following table summarizes stock option activity for the period ended June 30, 2014:

	Number of Options	Number of RSUs
Outstanding as of December 31, 2013	10,628,879	253,124
Granted/Awarded	2,695,159	352,841
Options Exercised/Shares Issued	(855,584)	(101,877)
Cancelled	(366,076)	(22,276)
Outstanding as of June 30, 2014	12,102,378	481,812

Exercisable as of June 30, 2014	6,539,703	—

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan) allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense recognized in connection with the Plan was approximately $17,000 and $86,000 for the three and six months ended June 30, 2014, respectively, and approximately $5,000 and $51,000 for the three and six months ended June 30, 2013, respectively.  There were 29,051 and 45,001 shares purchased under the Plan during the six months ended June 30, 2014 and 2013, respectively.

In February 2014, the Company’s Board of Directors amended the Purchase Plan to increase the number of shares of common stock approved for issuance under the plan and this amendment was approved by the Company’s stockholders in May 2014. At June 30, 2014, a total of 738,909 shares were reserved and available for issuance under this Plan.

Stock-Based Compensation Expense

The Company measures compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures and adjusted for actual forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including historical experience. Actual results and future changes in estimates may differ substantially from the Company's current estimates.

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Compensation expense related to:
Equity Incentive Plan	$1,994	$879	$3,165	$2,777
Employee Stock Purchase Plan	17	5	86	51
	$2,011	$884	$3,251	2,828

Stock-based compensation expense charged to:
Research and development	$737	$280	$1,227	$508

Selling, general and administrative	$1,274	$604	$2,024	$2,320

Stock-based compensation expense of $19,000 and $23,000 which has been excluded from the chart above, was capitalized into inventory for the three and six months ended June 30, 2014, respectively, and $3,000 and $7,000 for the three and six months ended June 30, 2013, respectively. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

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

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of NOL carryforwards, research and experimentation credit carryforwards, and capitalized start up expenditures and research and development expenditures amortizable over ten years on a straight-line basis.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $213.9 million has been established at December 31, 2013.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements regarding:

•	the potential benefits and usage of KALBITOR for treating HAE;

•	the commercial potential of KALBITOR, including revenues and costs;

•	the prospects for clinical development of DX-2930 and the expected timing of clinical trial results;

•	the potential for market approval for KALBITOR in markets outside the United States;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	estimates of potential markets for our products and product candidates;

•	prospects for future milestone payments and/or royalties with respect to licensee product candidates in our LFRP;

•	the sufficiency of our cash, cash equivalents and short-term investments;

•	the effect of the expiration of certain of our phage display patents licensed to others under our LFRP; and

•	expected future revenues and operating results and cash flows.

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

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

We develop and commercialize treatments for hereditary angioedema and are working to identify other disorders that are mediated by plasma kallikrein.

We discovered and developed KALBITOR, a plasma kallikrein inhibitor, and are selling it in the United States for the treatment of acute attacks of HAE. Additionally, we are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically. The safety, tolerability, and kallikrein inhibition results of a Phase 1a clinical study in healthy volunteers supported the advancement of DX-2930 into a Phase 1b study in HAE patients which commenced in May 2014.

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. We intend to use this assay to expedite the development of DX-2930 and to assist in identifying other PKM disorders.

•	Licensing and Funded Research Portfolio

We have a portfolio of product candidates being developed by licensees using our phage display technology. This portfolio currently includes one approved product and multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which we are eligible to receive future royalties and/or milestone payments. Recently, CYRAMZA, developed by Eli Lilly and Company (Lilly), received approval from the FDA as a single-agent treatment for advanced gastric cancer after prior chemotherapy. Accordingly, we expect our royalty-related revenues from the LFRP to experience growth beginning in the second half of 2014.

HEREDITARY ANGIOEDEMA AND OTHER PKM DISORDERS

We are focused on identifying and developing treatments for patients who experience PKM angioedema. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, which can cause swelling known as angioedema. Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways. Excess plasma kallikrein activity plays a role in HAE and could potentially play a role in a number of inflammatory diseases, including Crohn’s disease, ulcerative colitis, rheumatoid arthritis, and various mast cell disorders.

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

KALBITOR Access®

To facilitate patient access to KALBITOR in the United States, we have established the KALBITOR Access program. This program, managed by Sonexus Health, is designed as a one-stop point of contact for information about KALBITOR. This program offers treatment support services for patients with HAE and their healthcare providers. KALBITOR case managers provide comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

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

Post-Marketing Commitment

In 2010, we initiated a four-year Phase 4 observational study, which was scheduled to enroll 200 HAE patients over a three-year period, to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. Although the enrollment target was not met, the FDA has allowed us to maintain the original three-year enrollment schedule. We concluded enrollment in 2013 and expect to provide a final report to the FDA in 2014.

Manufacturing

We have established a commercial supply chain that consists of third party vendors to manufacture, test and transport KALBITOR. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current Good Manufacturing Practices, or cGMPs.

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

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2015. In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through 2018.

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

In December 2013, CMIC terminated their agreement with us effective June 4, 2014, at which time all rights to develop and commercialize ecallantide in Japan returned to us. We have no obligations to CMIC in connection with, or following, the termination. CMIC intends to organize the data from the clinical studies into a format that could be submitted for approval to regulatory authorities in Japan.  Upon receipt of this data, we intend to evaluate the regulatory and commercial paths forward with respect to ecallantide in Japan.

DX-2930 - ANTIBODY FOR HAE AND OTHER PKM DISORDERS

Based on our knowledge of angioedema and the kallikrein-kinin pathway, we are developing DX-2930, a potent and specific fully human monoclonal antibody that is an inhibitor of plasma kallikrein. DX-2930 is an investigational product candidate to treat HAE prophylactically and potentially other PKM disorders.  It has the potential for subcutaneous administration, with a half-life that could enable less frequent dosing than currently available prophylactic HAE therapies and an advantageous immunogenicity profile.

Preclinical pharmacokinetic and tolerability studies have demonstrated that DX-2930 has relevant activity in animal models. We have completed a Phase 1a clinical study to evaluate the safety and tolerability of a single subcutaneous administration of DX-2930.

The Phase 1a study was a randomized, double-blind placebo-controlled, single-dose-escalating trial in healthy subjects. Subjects received a single dose of DX-2930 [0.1, 0.3, 1.0, or 3.0 mg/kg] or placebo by subcutaneous injection, with six subjects receiving active drug and two subjects receiving placebo per dose level. A total of 32 subjects were enrolled, randomized, and dosed.

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

The safety, tolerability, and kallikrein inhibition results of the Phase 1a study supported the advancement of DX-2930 into a Phase 1b study, which commenced in May 2014. The Phase 1b study is designed to evaluate the safety, tolerability and pharmacokinetics of multiple subcutaneous administrations of DX-2930 in HAE patients. It is a multi-center, randomized, double-blind, placebo-controlled, multiple ascending dose study.  Approximately 18 patients will be enrolled into three ascending dose cohorts (30 mg, 100 mg and 300 mg) of DX-2930 and placebo.  There will be 4 active drug-treated subjects and 2 placebo-treated subjects per cohort.  Each subject will receive two treatments with study drug, separated by two weeks, and undergo approximately 15 weeks of follow-up after the second dose.  We expect to report data from this trial in early 2015.

Biomarker Assay Program

We have developed and utilize a biomarker assay that detects the activation of plasma kallikrein in patient blood. Confirmation of the role of plasma kallikrein in HAE will enable us to better understand the contact activation pathway and explore other disorders that result in inflammation and pain.  We intend to use this assay to potentially expedite the development of DX-2930 and to assist in identifying if plasma kallikrein activation occurs in certain other disorders, such as Crohn’s disease, ulcerative colitis, rheumatoid arthritis and various mast cell disorders.

LICENSING AND FUNDED RESEARCH PORTFOLIO

We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations. To date, we have recognized approximately $200 million of revenue under the LFRP licenses, primarily related to license fees and milestones.

LFRP Product Development

Currently within our LFRP, there are multiple revenue-generating product candidates in clinical development and one approved product, each of which were identified using our phage display technology. Our licensees and collaborators also have additional product candidates in various stages of preclinical development. Our LFRP licensees and collaborators are responsible for all costs associated with development of these product candidates. With the approval and commercialization of Lilly’s CYRAMZA, we expect our royalty-related revenues from the LFRP to experience growth beginning in the second half of 2014.

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

Licensee	Compound	Target	Indication	Status
Lilly/Imclone	CYRAMZA (ramucirumab) (IMC-1121b)	VEGFR-2/KDR	Gastric cancer (REGARD)	Commercialized
			Gastric cancer (RAINBOW)	Filing
			NSCLC (REVEL)	Phase 3
			Hepatocellular cancer (REACH)	Phase 3
			Colorectal cancer (RAISE)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Lilly/Imclone	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Phase 3
			Various indications	Phase 2
			Squamous NSCLC	Phase 1/2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer (TRINOVA-1, -2 and -3)	Phase 3
			Various indications	Phase 2
			Various indications	Phase 1
Merrimack/	MM-121	ErbB3	Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Various indications	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merrimack	MM-141	IGF-1R & ErbB3	Solid tumors	Phase 1
Amgen	AMG 780	Ang-2	Solid tumors	Phase 1
Lilly/Imclone	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Baxter	Anti-MIF	MIF	Solid tumors	Phase 1
Undisclosed	Not identified	Not identified	Not identified	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)

CYRAMZA (ramucirumab) is a recombinant human IgG1 monoclonal antibody being developed by Lilly. CYRAMZA is a vascular endothelial growth factor (VEGF) Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling the cancer to grow. CYRAMZA is being studied for use as a treatment in multiple oncology indications. The following are the Lilly CYRAMZA development programs that are approved or currently in Phase 3:

Gastric cancer

Lilly has completed two Phase 3 clinical trials, referred to as REGARD and RAINBOW, in advanced gastric cancer. REGARD was a randomized, double-blind, placebo-controlled study of CYRAMZA and best supportive care (BSC) in patients with advanced gastric cancer following progression after initial chemotherapy.

In April 2014, Lilly received FDA approval of CYRAMZA as a single-agent treatment for advanced gastric cancer after prior chemotherapy. Subsequently, Lilly commenced marketing of CYRAMZA. The specific approved indication is as a single-agent treatment for patients with advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. CYRAMZA is the first FDA-approved product for advanced gastric cancer after prior chemotherapy. Lilly has also applied to the European Medicines Agency (EMA) for a Marketing Authorization Application (MAA) for the same indication.

The RAINBOW trial was a randomized, double-blind, placebo-controlled study of CYRAMZA and paclitaxel, compared to placebo and paclitaxel, in patients with advanced gastric cancer following progression after initial chemotherapy. In 2013, Lilly announced that RAINBOW met its primary endpoint of improved overall survival and a secondary endpoint of improved progression-free survival. Lilly has filed a supplemental Biologics License Application (sBLA) with the FDA and is in the process of filing a regulatory application in Europe based on this data. Detailed data from the RAINBOW trial was presented at the Gastrointestinal Cancers Symposium (also known as the American Society of Clinical Oncology (ASCO) GI meeting) in January 2014.

Non-small cell lung cancer (NSCLC)

Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus docetaxel versus docetaxel alone in patients with second-line NSCLC.  This study, referred to as REVEL, was completed in 2013 and Lilly announced positive top-line results in February 2014.  The REVEL trial showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA arm compared to the control arm.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA arm versus the control arm.  Lilly presented the detailed data at the ASCO annual meeting in May/June 2014 and intends to submit the first application of these data to regulatory authorities in the second half of 2014.

Hepatocellular carcinoma (HCC)

Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA and BSC versus placebo and BSC as second-line treatment in patients with HCC, after first-line therapy with sorafenib. Lilly reported top-line results for this study, which is referred to as REACH, in June 2014. The REACH trial did not meet its primary endpoint; overall survival favored the CYRAMZA arm but was not statistically significant.  Lilly is planning to discuss the efficacy seen in certain patient subpopulations with regulatory authorities and intends to present data from the REACH trial at a scientific meeting later this year.

Colorectal cancer

Lilly has a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus folinic acid, 5-flurouracil and irinotecan (FOLFIRI) versus placebo plus FOLFIRI in second-line metastatic colorectal cancer. The estimated primary completion date for this trial, which is referred to as RAISE, is July 2014 and Lilly expects to have top-line results by the end of 2014.

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

Lilly has completed a randomized, open-label Phase 3 clinical trial, referred to as SQUIRE, for necitumumab in combination with gemcitabine-cisplatin chemotherapy versus gemcitabine-cisplatin chemotherapy alone, for first-line squamous NSCLC. In 2013, Lilly announced that SQUIRE met its primary endpoint of increased overall survival. Lilly presented detailed data from the SQUIRE study at the ASCO annual meeting in May/June 2014 and expects to submit a Biologics License Application (BLA) for this indication by year-end 2014.

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

Acute optic neuritis (AON)

Biogen Idec has an ongoing Phase 2 clinical trial of Anti-LINGO-1 in AON. This trial is a randomized, double-blind, parallel-group, placebo controlled Phase 2 study in subjects with their first episode of AON. Top-line results from this study are expected in January 2015.

Multiple sclerosis (MS)

In 2013, Biogen Idec initiated a randomized, double-blind, parallel-group, dose-ranging Phase 2 clinical trial investigating Anti-LINGO-1 used concurrently with Avonex in subjects with relapsing forms of multiple sclerosis. Data from this study, which is referred to as SYNERGY, are expected in the second half of 2015.

MM-121 (SAR256212)

Merrimack Pharmaceuticals is developing MM-121, a fully human monoclonal antibody that targets ErbB3, a cell surface receptor implicated in tumor growth and survival. By inhibiting ErbB3 signaling, MM-121 is designed to restore sensitivity, delay resistance and enhance the anti-tumor effect of other drugs when used in combination therapy. Sanofi and Merrimack had entered into an exclusive, global license and collaboration agreement for MM-121 in 2009. In June 2014, Merrimack regained worldwide rights to develop and commercialize MM-121. Sanofi will continue to fund the MM-121 Phase 2 programs through the end of 2014. Merrimack is exploring MM-121 in a number of oncology indications. Currently, the most advanced programs are in Phase 2 clinical trials.

Breast cancer

Merrimack has an ongoing randomized, open-label Phase 2 trial of preoperative use of MM-121 with paclitaxel in HER2-negative breast cancer. This study is intended to demonstrate whether the addition of MM-121 with paclitaxel is more effective than treatment of paclitaxel alone when administered as part of the neoadjuvant treatment in HER2-negative locally advanced operable breast cancer patients. The results from this study have not been released; the estimated primary completion date was April 2014.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

Revenues. Total revenues for the three months ended June 30, 2014 (the 2014 Quarter) were $19.6 million, compared with $11.3 million for the three months ended June 30, 2013 (the 2013 Quarter).

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

Utilization rates for all patients continue to vary significantly over time based on fluctuations in the number of HAE attacks and the consistency with which these patients treat those attacks with KALBITOR.

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. For the 2014 Quarter, product sales of KALBITOR were $16.6 million, net of product discounts and allowances of $1.6 million. During the 2013 Quarter, product sales were $8.6 million, net of product discounts and allowances of $1.5 million. The increase in net sales between the 2014 and 2013 Quarters was due to several factors:

•	Sales represented by patient demand units grew in the 2014 Quarter by approximately $4.2 million, a 39% increase over the 2013 Quarter. This growth reflects higher KALBITOR utilization rates particularly for certain patients who experience and treat frequent HAE attacks,
•	While there were no substantial distributor channel adjustments during the 2014 Quarter, adjustments that occurred during the 2013 Quarter reduced the comparable 2013 Quarter net sales by approximately $1.8 million,
•	KALBITOR price increases and lower gross to net sales adjustments, increased the 2014 Quarter’s net sales by approximately $2.0 million.

During the three months ended June 30, 2014 and 2013, provisions for product sales allowances reduced gross product sales as follows:

	2014	2013
	(in thousands)
Gross product sales	$18,220	$10,059

Prompt pay and other discounts	$(841)	$(480)
Government rebates and chargebacks	(923)	(959)
Returns	126	(52)
Product sales allowances	$(1,638)	$(1,491)
Product sales, net	$16,582	$8,568

Product sales allowances, as a percent of gross product sales	9.0%	14.8%

Product sales allowances in the 2014 Quarter decreased as a percentage of gross product sales due to lower distributor discounts, lower government rebates resulting from a change in the Medicaid patient mix, and a lower level of product returns based on the completion of an open product return period.

Development and License Fees. We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $3.0 million in the 2014 Quarter compared to $2.8 million in the 2013 Quarter. The 2014 Quarter included a regulatory milestone for the approval of Lilly’s CYRAMZA.

Cost of Product Sales. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $975,000 of costs associated with product sales during the 2014 Quarter and $563,000 of costs associated with product sales during the 2013 Quarter.

In the 2013 Quarter, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval. Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales in the 2013 Quarter. Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2013 Quarter would have approximated $670,000.

In the 2014 Quarter, the cost of product sales reflects the full KALBITOR manufacturing cost.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
DX-2930 and other research and development	$4,742	$2,814
KALBITOR medical support and development	1,644	$2,573
LFRP license fees and development and regulatory milestone pass-throughs	2,070	1,063
Total	$8,456	$6,450

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2014 Quarter compared to the 2013 Quarter was primarily due to increased costs associated with the development of DX-2930, our candidate to treat HAE prophylactically, and higher LFRP development and regulatory milestone pass-through fees. These increases were partially offset by lower costs associated with KALBITOR’s post-marketing commitments and medical support.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2014 and 2013 Quarters were $10.6 million and $10.2 million, respectively, including stock based compensation expense of $1.3 million and $604,000, respectively, and costs for patient services of $591,000 and $706,000, respectively.

Interest and Other Expense. Interest expense, which is primarily related to our loan arrangement with HC Royalty, was approximately $2.7 million and $2.6 million in the 2014 Quarter and the 2013 Quarter, respectively. Interest expense is calculated using the effective interest rate method. This effective interest rate is approximately 12.5% per annum.

Six Months Ended June 30, 2014 and 2013

Revenues. Total revenues for the six months ended June 30, 2014 (the 2014 Period) were $33.7 million, compared with $23.4 million for the six months ended June 30, 2013 (the 2013 Period).

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

Utilization rates for all patients continue to vary significantly over time based on fluctuations in the number of HAE attacks and the consistency with which these patients treat those attacks with KALBITOR.

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. For the 2014 Period, product sales of KALBITOR were $29.1 million, net of product discounts and allowances of $3.2 million. During the 2013 Period, product sales were $17.2 million, net of product discounts and allowances of $2.3 million. The increase in net sales between the 2014 and 2013 Periods was due to several factors:

•	Sales represented by patient demand units grew in the 2014 Period by approximately $7.6 million, a 39% increase over the 2013 Period. This growth reflects higher KALBITOR utilization rates rates for certain patients who experience and treat frequent HAE attacks,
•	Distributor channel adjustments that occurred primarily during the 2013 Period reduced the comparable 2013 Period net sales by approximately $800,000,
•	KALBITOR price increases, and lower gross to net sales adjustments, increased the 2014 Period’s net sales by approximately $3.5 million.

During the six months ended June 30, 2014 and 2013, provisions for product sales allowances reduced gross product sales as follows:

34

	2014	2013
	(in thousands)
Gross product sales	$32,317	$19,439

Prompt pay and other discounts	$(1,558)	$(842)
Government rebates and chargebacks	(1,600)	(1,544)
Returns	(70)	102
Product sales allowances	$(3,228)	$(2,284)
Product sales, net	$29,089	$17,155

Product sales allowances, as a percent of gross product sales	10.0%	11.7%

Product sales allowances in the 2014 Period decreased as a percentage of gross product sales due to lower distributor discounts and lower government rebates resulting from a change in the Medicaid patient mix, offset by a higher level of product returns.

Development and License Fees. We derive revenues from licensing, funded research and development fees and milestone payments from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $4.6 million in the 2014 Period compared to $6.2 million in the 2013 Period.

Cost of Product Sales. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $1.8 million of costs associated with product sales during the 2014 Period and $1.3 million of costs associated with product sales during the 2013 Period.

In the 2013 Period, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval. Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales in the 2013 Period. Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2013 Period would have approximated $1.5 million.

In the 2014 Period, the cost of product sales reflects the full KALBITOR manufacturing cost.

Research and Development.  Our research and development expenses are summarized as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
DX-2930 and other research and development	$9,469	$5,794
KALBITOR medical support and development	3,391	6,934
LFRP license fees and development and regulatory milestone pass-throughs	2,465	2,393
Total	$15,325	$15,121

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2014 Period compared to the 2013 Period was primarily due to higher additional costs associated with the development of DX-2930, our candidate to treat HAE prophylactically. These increases were offset by lower costs associated with KALBITOR’s medical support and development, including drug substance costs of $940,000 expensed in the 2013 Period for KALBITOR inventory utilized in a reformulation program.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2014 and 2013 Periods were $20.1 million and $21.3 million, respectively, including costs for patient services of $1.2 million and $1.4 million, respectively. The lower selling, general and administrative expenses during the 2013 Period were primarily due to a decrease in personnel costs as well as a decrease in external sales and marketing related to financial support services for KALBITOR.

Interest and Other Expense. Interest expense, which is primarily related to our loan arrangement with HC Royalty, was approximately $5.4 million and $5.3 million in the 2014 Period and the 2013 Period, respectively. Interest expense is recorded using the effective interest rate method. This effective interest rate is approximately 12.5% per annum.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$30,011	$68,085
Short-term investments	157,688	43,296
Total cash, cash equivalents and investments	$187,699	$111,381

The following table summarizes our cash flow activity for the six months ended June 30, 2014 and 2013:

	2014	2013
	(in thousands)
Net cash used in operating activities	$(5,163)	$(11,836)
Net cash (used in) provided by investing activities	(114,718)	5,655
Net cash provided by financing activities	81,807	30,090
Net (decrease) increase in cash and cash equivalents	$(38,074)	$23,909

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through June 30, 2014, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2014 Period, the principal use of cash in our operations was to fund our net loss of $8.8 million. Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $3.3 million, depreciation and amortization costs of $693,000, and non-cash interest expense of $324,000. In addition to non-cash charges, we also had net cash out flows due to changes in other operating assets and liabilities, including a decrease in accounts payable of $1.5 million, which was partially offset by a decrease in accounts receivable of $1.3 million.

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

Investing Activities

Our investing activities for the 2014 Period primarily consisted of the purchase of investments totaling $114.6 million, as well as the purchase of fixed assets totaling $145,000.

Our investing activities for the 2013 Period primarily consisted of maturing investments of $6.0 million, as well as the purchase of fixed assets totaling $345,000.

Financing Activities

Our financing activities for the 2014 Period primarily consisted of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock in March 2014, as well as proceeds from the exercise of stock options totaling $2.3 million. Repayment of long-term debt for the 2014 Period totaled $233,000.

Our financing activities for the 2013 Period primarily consisted of net proceeds of $29.1 million from the issuance of 8,901,675 shares of common stock and 41,418 units of preferred stock in a registered direct offering, as well as proceeds from the exercise of stock options totaling $1.2 million. Repayment of long-term debt for the 2013 Period totaled $219,000.

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

Commitments and contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations," we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and six months ended June 30, 2014.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2014, we had cash, cash equivalents and investments of approximately $187.7 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2014, we had $85.2 million in short-term and long-term obligations outstanding, including our note payable to HC Royalty. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception. As of June 30, 2014 we had an accumulated deficit of approximately $542.7 million. We expect to incur additional net losses in 2014 and beyond, as our research, development, preclinical testing, clinical trial and commercial activities continue.

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

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on many factors including:

•	the amount of future sales of KALBITOR, gross to net sales adjustments and costs to manufacture and commercialize the product;

•	the rate and consistency of KALBITOR treatments by certain patients that experience and treat frequent HAE attacks during a given period and over time;

•	the amount of future sales of KALBITOR ordered by the distribution channel in a given period;

•	the cost and timing of our research and development, manufacturing and commercialization activities;

•	the establishment of new collaboration and licensing arrangements;

•	the timing and results of the clinical trials for DX-2930;

•	the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including the completion of certain milestones by licensees with product candidates in the LFRP; and

•	the effect of revenue recognition and other generally accepted accounting principles.

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

We may need additional capital in the future and may be unable to generate the funding that we will need to sustain our operations.

We require significant capital for our operations and to develop and commercialize our product candidates. Our future funding requirements will depend on many factors, including:

•	future sales levels of KALBITOR and any other commercial products that we may develop and the profitability of such sales, if any;

•	the timing, progress and cost to develop, obtain regulatory approvals for and commercialize our product candidates;

•	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

•	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing their products;

•	the timing of any principal payments of the HC Royalty loans before or at maturity;

•	the costs to manufacture, or have third parties manufacture, the materials used in KALBITOR, DX-2930 and any of our other product candidates;

•	competing technological and market developments;

•	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

•	the amount and timing of additional capital equipment purchases; and

•	the overall condition of the financial markets.

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

We are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is a product candidate to treat HAE prophylactically. Before we can commercialize DX-2930, or any biopharmaceutical product candidate, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies. This process is lengthy and expensive, and approval is never certain. Positive results from preclinical studies and early clinical trials do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We cannot accurately predict when planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating. Therefore, our future trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

Products that we, or our collaborators, develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we or our collaborators do not receive these necessary approvals we will not be able to generate substantial product or royalty revenues and may not become profitable. We and our collaborators may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

•	we, or our collaborators, must demonstrate through clinical trials that the proposed product is safe and effective for its intended use;

•	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

•	data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

We depend heavily on sales of our lead product, KALBITOR, which is approved in the United States for treatment of acute attacks of HAE in patients 12 years and older.

Our product sales depend on KALBITOR in the United States and whether physicians, patients and healthcare payers choose KALBITOR over alternative treatments. The continuing product sales of KALBITOR and our prospects for increasing product sales and cash flow will depend on multiple factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	acceptance of KALBITOR in the medical community;

•	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE, in particular patients who experience and treat frequent HAE attacks, and the consistency with which these patients treat with KALBITOR over time;

•	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	competition from other products approved for the treatment of HAE;

•	the maintenance of marketing approval of KALBITOR in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;

•	our maintenance of commercial manufacturing and distribution capabilities for KALBITOR through third-parties; and

•	our ability to maintain sufficient inventories to supply KALBITOR for patient use.

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

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount. KALBITOR is more expensive than traditional drug treatments and most patients require some form of third party insurance coverage, patient financial assistance provided by us or by a charitable foundation in order to afford its cost. Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or any other country specific governmental organizations, to defray the cost of KALBITOR. If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or impose restrictions on the level of coverage and reimbursement greater than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

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

We compete in the biopharmaceutical industry, which is characterized by continuous intense competition and rapid technological change. New developments occur and are expected to continue to occur constantly at a rapid pace. Discoveries or commercial developments by our competitors or others may render some or all of our technologies, products or potential products obsolete or non-competitive. Many of our competitors have greater financial resources and experience than we do.

Our business is focused on HAE and other PKM disorders. Therefore, our principal competitors are companies that either are already marketing products in those indications or are developing new products for those indications, as described below.

For KALBITOR as a treatment for HAE, our principal competitors include:

•	Manufacturers of corticosteroids, including danazol, which have been used historically and are still used to treat a significant number of identified HAE patients prophylactically.

•	Shire plc— Shire markets its bradykinin receptor antagonist, known as Firazyr® (icatibant), which is administered subcutaneously. Firazyr is approved in the United States, Europe, and certain other countries for the treatment of acute HAE attacks in adult patients. The U.S. and EU labels allow for patients to self-administer Firazyr following training by their healthcare provider. Firazyr has orphan drug designations from the FDA and in Europe.

In January 2014, Shire completed the acquisition of ViroPharma Inc., which markets Cinryze®, an intravenously-administered, plasma-derived C1-esterase inhibitor. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved product labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. ViroPharma is conducting a Phase 2 trial evaluating subcutaneous administration of Cinryze.

•	CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the U.S. for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved labeling for Berinert to include self-administration after proper training by a healthcare professional. Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE. CSL Behring announced in December 2013 that they had commenced an international Phase 3 study of a volume-reduced subcutaneous formulation of C1-INH.

•	Salix Pharmaceuticals, Ltd.— Rhucin® is a recombinant C1-esterase inhibitor, which is administered intravenously. Rhucin was approved in July 2014 in the U.S. for the treatment of acute angioedema attacks in adult and adolescent patients with HAE.

Other competitors for the treatment of HAE are companies that are developing small molecule plasma kallikrein inhibitors, including BioCryst, which completed a Phase 2 clinical trial evaluating its investigational product for prophylaxis against HAE attacks.

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

In addition, failure to comply with applicable current good manufacturing practices and other governmental regulations and standards could be the basis for action by the FDA or corresponding foreign agency to withdraw approval for KALBITOR and for other regulatory action, including recall or seizure of product, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. For example, in November 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR, and a subsequent FDA inspection identified additional issues. JHS is working to resolve the issues raised by the FDA. If JHS fails to correct these issues, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018. In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2015 and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through 2018. These estimates are subject to changes in market conditions and other factors beyond our control. If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our operating results.

We may not be able to maintain or expand market acceptance among the medical community or patients for KALBITOR, which would prevent us from achieving or maintaining profitability in the future.

We cannot be certain that KALBITOR will continue to maintain or gain additional market acceptance among physicians, patients, healthcare payers, and others. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will prefer other therapies for HAE. Medical doctors' willingness to prescribe, and patients' willingness to accept and use KALBITOR depends on many factors, including prevalence and severity of adverse side effects, effectiveness of our marketing strategies and the pricing of KALBITOR, publicity concerning KALBITOR or competing products, HAE patients’ ability to obtain and maintain third-party coverage or reimbursement, and competition from alternative treatments. In addition, the number of acute attacks that are treated with KALBITOR will vary from patient to patient depending upon a variety of factors.

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

Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities. Any third party vendor that we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities. Although we have established a corporate compliance program, we cannot guarantee that we or our third party vendors are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

•	administrative and judicial sanctions, including warning letters;

•	fines and other civil penalties;

•	withdrawal of a previously granted approval to sell;

•	interruption of production;

•	operating restrictions;

•	product recall or seizure; injunctions; and

•	criminal prosecution.

The discovery of previously unknown problems with KALBITOR, or with the facility used to produce the product, could result in a regulatory authority imposing restrictions on us, or could cause us to voluntarily adopt such restrictions, including withdrawal of KALBITOR from the market.

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

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) the procurement of our products by the Department of Veterans Affairs, and by covered entities under the federal government’s drug pricing program administered under Section 340B of the Public Health Services Act, referred to as the 340B program. The pricing data reported are used as the basis for establishing contracts for sales to the Department of Veterans Affairs, the Section 340B program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government that resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, and this creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have hired experienced clinical development and regulatory staff to develop and supervise our clinical trials and regulatory processes. However, we will remain dependent upon third party contract research organizations to carry out some of our clinical and preclinical research studies for the foreseeable future. As a result, we will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials, the required reporting of adverse events and the management of data developed through the trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, may undergo changes in priorities or may become financially distressed, adversely affecting their willingness or ability to conduct our trials and regulatory processes. We may also experience unexpected cost increases that are beyond our control.

Problems with the timeliness or quality of the work of third parties may lead us to seek to terminate the relationship and use an alternative service provider. However, changing our service provider may be costly and may delay our trials or regulatory processes. Contractual restrictions may make such a change difficult or impossible. Additionally, it may be impossible to timely find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at June 30, 2014. The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

The market price of our common stock has been highly volatile. Since our initial public offering, the price of our common stock on the NASDAQ Global Market has ranged between $54.12 and $1.05. The market has experienced significant price and volume fluctuations for many reasons, some of which may be unrelated to our operating performance.

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

Item 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.1	Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2014 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2014 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: August 1, 2014
/s/George Migausky
George Migausky
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

10.1	Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2014 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2014 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

