Form 10-Q
period 2014-09-30
DYAX CORP
filed 2014-11-03
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 28, 2014: 136,413,382

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$32,340	$68,085
Short-term investments	155,537	43,296
Accounts receivable, net	6,096	6,506
Inventory	3,921	2,827
Other current assets	4,499	1,618
Total current assets	202,393	122,332
Fixed assets, net	4,709	4,960
Restricted cash	1,100	1,100
Other assets	3,634	5,815
Total assets	$211,836	$134,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,931	$12,542
Current portion of deferred revenue	2,897	2,686
Current portion of long-term obligations	—	468
Other current liabilities	1,625	1,812
Total current liabilities	17,453	17,508
Deferred revenue	4,213	5,335
Notes payable	82,003	81,516
Long-term obligations	—	463
Deferred rent and other long-term liabilities	3,045	3,063
Total liabilities	106,714	107,885
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 and 41,418 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 136,397,382 and 121,704,480 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,364	1,217
Additional paid-in capital	647,183	559,065
Accumulated deficit	(543,551)	(533,963)
Accumulated other comprehensive income	126	3
Total stockholders' equity	105,122	26,322
Total liabilities and stockholders' equity	$211,836	$134,207

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dyax Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$20,274	$10,772	$49,363	$27,927
Development and license fee revenues	1,035	2,919	5,648	9,140
Royalty revenues	684	—	684	—
Total revenues, net	21,993	13,691	55,695	37,067

Costs and expenses:
Cost of product sales	1,393	720	3,153	1,991
Cost of royalty revenues	342	—	342	—
Research and development	8,268	8,105	23,593	23,226
Selling, general and administrative	10,132	8,507	30,186	29,804
Total costs and expenses	20,135	17,332	57,274	55,021
Income (loss) from operations	1,858	(3,641)	(1,579)	(17,954)

Other income (expense):
Interest income	81	199	192	206
Interest and other expenses	(2,755)	(2,746)	(8,201)	(8,065)
Total other expense	(2,674)	(2,547)	(8,009)	(7,859)
Net loss	(816)	(6,188)	(9,588)	(25,813)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	33	2	123	(3)
Comprehensive loss	$(783)	$(6,186)	$(9,465)	$(25,816)

Net loss attributable to common stockholders	$(816)	$(6,188)	$(9,588)	$(25,813)

Net loss per share attributable to common stockholders	$(0.01)	$(0.06)	$(0.07)	$(0.25)
Shares used in computing basic and diluted net loss per share of common stock	136,282,842	109,731,276	132,301,051	104,821,199

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dyax Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,588)	$(25,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	455	23
Depreciation of fixed assets	642	641
Non-cash interest expense	487	3,293
Compensation expenses associated with stock-based compensation plans	5,294	4,353
Non-cash stock issuance	—	1,076
Changes in operating assets and liabilities:
Accounts receivable	991	1,292
Other current assets	(2,881)	80
Inventory	1,078	1,333
Accounts payable and accrued expenses	232	976
Deferred revenue	(1,492)	(1,381)
Long-term deferred rent	(169)	(92)
Other	204	32
Net cash used in operating activities	(4,747)	(14,187)
Cash flows from investing activities:
Purchase of investments	(114,573)	(4,002)
Proceeds from sales and maturities of investments	2,000	9,000
Purchase of fixed assets	(420)	(497)
Net cash (used in) provided by investing activities	(112,993)	4,501
Cash flows from financing activities:
Gross proceeds from common and preferred stock offering	85,100	30,000
Fees associated with common and preferred stock offering	(5,392)	(932)
Repayment of long-term obligations	(931)	(331)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	3,218	4,069
Net cash provided by financing activities	81,995	32,806
Net (decrease) increase in cash and cash equivalents	(35,745)	23,120
Cash and cash equivalents at beginning of the period	68,085	20,018
Cash and cash equivalents at end of the period	$32,340	$43,138
Supplemental disclosure of cash flow information:
Interest paid	$7,878	$3,057

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (“Dyax” or “the Company”) is a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

The Company develops and commercializes treatments for hereditary angioedema (HAE) and is working to identify other disorders that are mediated by plasma kallikrein (PKM disorders).

The Company discovered and developed KALBITOR® (ecallantide), a plasma kallikrein inhibitor, and is selling this product in the United States for the treatment of acute attacks of HAE. Additionally, the Company is developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is believed to be a candidate to treat HAE prophylactically. The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. It intends to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio (LFRP)

The Company has a portfolio of product candidates being developed by licensees using its phage display technology. This portfolio currently includes one approved product, CYRAMZA® (ramucirumab) marketed by Eli Lilly and Company (Lilly), and multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which the Company is eligible to receive future royalties and/or milestone payments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. It is management’s opinion that the accompanying unaudited interim consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's European subsidiaries Dyax S.A. and Dyax BV. All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At September 30, 2014 and December 31, 2013, approximately 96% and 89%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors. Concentrations of credit risk with respect to trade receivable balances associated with the Company’s development and license fee revenue are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base. Trade receivable balances associated with the Company’s product sales are comprised of only a few customers, due to the limited number of distributors the Company uses in its distribution network. The Company completes ongoing credit evaluations of their customers. As of September 30, 2014, three customers accounted for 25% (US Bio), 25% (Walgreens) and 14% (Accredo) of the accounts receivable balance. As of December 31, 2013, two customers accounted for 35% (US Bio) and 26% (Walgreens) of the accounts receivable balance.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. Cash and cash equivalents consist of cash, money market and U.S. Treasury funds.

Investments

Short-term investments consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end. The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and as these marketable securities represent the investment of cash that is available for current operations. The Company considers its portfolio of investments as available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of September 30, 2014, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost of $155.4 million, an estimated fair value of $155.5 million, and had an unrealized gain of $126,000, which has been recorded in other comprehensive income. As of December 31, 2013, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $43.3 million, and had an unrealized gain of $3,000, which is recorded in other comprehensive income.

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

Inventories consist principally of raw materials and work-in-process. In certain circumstances, we will make advance payments to vendors for future inventory deliveries. These advance payments are recorded as other current assets on the condensed consolidated balance sheet.

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

Under certain arrangements the Company has provided their distributors with extended payment terms. In these circumstances, revenue is not recognized until collectability is reasonably assured.

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

The Company maintains service contracts with its distributors. These contracts include services such as inventory maintenance and patient support services, which have included call center and on-demand nursing services. Accounting standards related to consideration given by a vendor to a customer, including a reseller of a vendor’s product, specify that each consideration given by a vendor to a customer is presumed to be a reduction of the selling price. Consideration should be characterized as a cost if the company receives, or will receive, an identifiable benefit in exchange for the consideration, and fair value of the benefit can be reasonably estimated. The Company has established that patient support services are at fair value and represent a separate and identifiable benefit because these services could be provided by separate third-party vendors. Accordingly, these costs are classified as selling, general and administrative expense.

Inventory maintenance fees are calculated as a percentage of KALBITOR sales price and accordingly, are classified as a reduction in product sales revenue.

Prompt Payment and Other Discounts. The Company offers a prompt payment discount to its United States distributors. Since the Company expects that these distributors will take advantage of this discount, the Company accrues 100% of the prompt payment discount that is based on the gross amount of each invoice, at the time of sale. This accrual is adjusted quarterly to reflect actual earned discounts. The Company has also offered volume discounts to certain distributors which are accrued quarterly based on sales during the period.

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2012	$388	$165	$565	$551	$1,669
Current provisions relating to sales in current year	2,565	498	2,806	145	6,014
Adjustments relating to prior years	23	(38)	(79)	(141)	(235)
Payments relating to sales in current year	(2,165)	(378)	(1,380)	—	(3,923)
Payments/returns relating to sales in prior years	(327)	(157)	(278)	(232)	(994)
Balance, as of December 31, 2013	484	90	1,634	323	2,531
Current provisions relating to sales in current year	2,611	309	2,609	200	5,729
Adjustments relating to prior years	5	2	(249)	36	(206)
Payments relating to sales in current year	(2,295)	(288)	(1,087)	—	(3,670)
Payments/returns relating to sales in prior years	(383)	(16)	(902)	(42)	(1,343)
Balance, as of September 30, 2014	$422	$97	$2,005	$517	$3,041

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

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. If VSOE or or vendor objective evidence (VOE) is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable. The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on relative fair value.

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

Costs of revenues related to licensees’ product development, including license fees and development and regulatory milestones are classified as research and development in the condensed consolidated statements of operations and comprehensive loss.

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

The Company recognized revenue of approximately $152,000 and $2.3 million related to milestones from the LFRP for the three and nine months ended September 30, 2014, respectively and approximately $1.7 million and $3.0 million for the three and nine months ended September 30, 2013, respectively.

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

There was no amount recognized for technical milestones during the three and nine months ended September 30, 2014 and 2013. The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications. Under these agreements, the Company is eligible to receive certain development and sales milestones. See Note 3, Significant Transactions.

Royalty Revenues

Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured. For royalties recognized related to CYRAMZA, the first approved therapeutic product from the LFRP which is marketed by Lilly, Dyax is contractually entitled to receive a royalty report from Lilly 45 days from quarter end. Since initial commercialization of CYRAMZA in the second quarter of 2014, Dyax has recognized royalty revenue one quarter in arrears from the related sales as it has not been able to determine royalty revenue until receipt of this report.

Cost of Product Sales and Royalties

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the nine months ended September 30, 2013 do not include the full cost of drug manufacturing. For the three and nine months ended September 30, 2014, as well as the three months ended September 30, 2013, KALBITOR units sold included the full cost of drug manufacturing.

Cost of royalties is derived from pass-through fees under the Company’s cross license agreement related to royalties from product sales by its LFRP licensees.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates. At September 30, 2014 and December 31, 2013, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. All currency translation adjustments are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss. The Company recorded expense of $20,000 and $23,000 for the three and nine months ended September 30, 2014 for the translation of foreign currency. For the three and nine months ending September 30, 2013 the Company recorded other income of $11,000 and $9,000, respectively, for the translation of foreign currency.

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

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the three and nine months ended September 30, 2014 and 2013, and therefore, are excluded from the calculation of diluted net loss per share.

The weighted average of stock options and restricted stock units outstanding totaled 12,330,601 as of September 30, 2014, and the weighted average of preferred stock as converted into common shares, stock options, restricted stock units and warrants outstanding totaled 14,972,977 as of September 30, 2013.

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

In August 2014, the FASB issued an amendment that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for one year after the date that the financial statements are issued and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This amendment is not expected to have a material impact on the Company’s financial statements.

3. SIGNIFICANT TRANSACTIONS

CVie

In 2013, the Company entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China, Hong Kong and Macau. Under the terms of this exclusive license agreement, Dyax received a $1.0 million upfront payment and is eligible to receive up to $11 million in future regulatory and sales milestones. In September 2014, the contract was amended to expand CVIE’s territories to include The Republic of Korea, Taiwan and Singapore. The Company is eligible to receive royalties on net product sales in all licensed territories. CVie is solely responsible for all costs associated with development, regulatory activities and the commercialization of KALBITOR in its licensed territories. CVie will purchase drug product from the Company on a cost-plus basis for its commercial supply when and if KALBITOR is approved for commercial sale in the CVie territories.

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

At this time, the Company cannot reasonably estimate the level of effort required to fulfill its obligations and, therefore, is recognizing revenue associated with the upfront payment on a straight-line basis through 2019, the estimated development period in the CVie territories.

The Company recognized revenue of $36,000 and $69,000 for the three and nine months ended September 30, 2014, respectively, under this arrangement. For the three and nine months ended September 30, 2013 the Company recognized revenue of $47,000 and $125,000, respectively. As of September 30, 2014, the Company has deferred $759,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Novellus. As no supply has been provided to Novellus to date, no revenue has been recognized for the three and nine months ended September 30, 2014, and the Company has deferred $500,000 of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

The Company recognized revenue of approximately $192,000 and $589,000 related to this agreement for the three and nine months ended September 30, 2013, respectively. Upon receiving notification of CMIC’s irrevocable intent to terminate, it was determined the Company had no further obligations under this arrangement, and therefore, the full amount of deferred revenue of $2.0 million was recognized in the quarter ending December 31, 2013. There will be no further revenue recorded under this agreement.

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

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs utilize unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Description (in thousands)	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$25,485	$25,485	$—	$—
Marketable debt securities	155,537	—	155,537	—
Total	$181,022	$25,485	$155,537	$—

Description (in thousands)	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$55,569	$55,569	$—	$—
Marketable debt securities	43,296	—	43,296	—
Total	$98,865	$55,569	$43,296	$—

The following tables summarize the Company’s marketable securities at June 30, 2014 and December 31, 2013:

	September 30, 2014
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$139,396	$119	$—	$139,515
US Treasury Bills and Notes (due after 1 year through 2 years)	16,015	7	—	16,022
Total	$155,411	$126	$—	$155,537

	December 31, 2013
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$2,001	$1	$—	$2,002
US Treasury Bills and Notes (due after 1 year through 2 years)	41,292	2	—	41,294
Total	$43,293	$3	$—	$43,296

As of September 30, 2014 and December 31, 2013, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. We validate the prices provided by our third party pricing service by understanding the models used and obtaining market values from other pricing sources.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

Costs associated with the manufacture of KALBITOR are recorded as inventory.

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's balance sheet. As of September 30, 2014 and December 31, 2013, approximately $3.4 million and $5.5 million of inventory, respectively, is classified as non-current.

Inventory consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Raw Materials	$1,116	$1,116
Work in Progress	4,422	5,965
Finished Goods	1,791	1,281
Total	$7,329	$8,362

6. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Laboratory equipment	$4,087	$3,932
Furniture and office equipment	918	815
Software and computers	2,995	2,958
Leasehold improvements	4,554	4,510
Total	12,554	12,215
Less: accumulated depreciation	(7,845)	(7,255)
	$4,709	$4,960

Depreciation expense for the three and nine months ended September 30, 2014 was approximately $219,000 and $642,000, respectively and $224,000 and $641,000 for the three and nine months ended September 30, 2013, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accounts payable	$855	$1,407
Accrued employee compensation and related taxes.	4,934	4,609
Accrued external research and development and sales expenses	2,773	1,778
Accrued legal	344	456
Accrued sales allowances	2,338	1,918
Other accrued liabilities	1,687	2,374
Total	$12,931	$12,542

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In 2012, the Company completed the second closing under an agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which the Company entered into in December 2011 to refinance its existing loans from HC Royalty. At September 30, 2014, the aggregate principal amount of the loan was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the “Loan”). The Loan bears interest at a rate of 12% per annum, payable quarterly. The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Upon execution of the Tranche A Loan, the terms of the original loans were determined to be modified under ASC 470. During the three and nine months ended September 30, 2014, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.5%.

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

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the nine months ended September 30, 2014 and for the year ended December 31, 2013, as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Beginning balance	$81,516	$78,061
Accretion of discount	149	198
Loan activity:
Interest Expense	7,941	10,447
Payments applied to principal	—	—
Payments applied to interest	(5,978)	(5,378)
Accrued interest payable	(1,625)	(1,812)
Ending balance	$82,003	$81,516

The estimated fair value of the note payable was $83.1 million at September 30, 2014, which was calculated based on level 3 inputs due to the limited availability of comparable data points. The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Equipment Loan

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank. When drawn, the note bore interest at a 6% annual rate. The Company drew down $1.4 million from this line during 2012, which was being financed over a 3-year term. The loan was fully paid in September 2014. As of September 30, 2014 and December 31, 2013 the outstanding balance of this loan was zero and $931,000, respectively.

Facility Lease

In 2012, the Company relocated its operations to Burlington, Massachusetts.  The premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease for which the Company has restricted cash recorded in the accompanying consolidated balance sheet.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million which was used towards the cost of leasehold improvements.  The Company has capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility. Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

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

In February 2014, the Company’s Board of Directors amended the Equity Plan to increase the number of shares of common stock approved for issuance under the plan and this amendment was approved by the Company’s stockholders in May 2014. At September 30, 2014, a total of 10,449,379 shares were available for future grants under the Equity Plan.

The following table summarizes stock option activity for the period ended September 30, 2014:

	Number of Options	Number of RSUs
Outstanding as of December 31, 2013	10,628,879	253,124
Granted/Awarded	2,812,209	352,841
Options Exercised/Shares Issued	(1,220,174)	(101,877)
Cancelled	(458,103)	(30,440)
Outstanding as of September 30, 2014	11,762,811	473,648

Exercisable as of September 30, 2014	6,728,559	—

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan) allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense recognized in connection with the Plan was approximately $90,000 and $177,000 for the three and nine months ended September 30, 2014, respectively, and approximately $114,000 and $165,000 for the three and nine months ended September 30, 2013, respectively.  There were 29,051 and 45,001 shares purchased under the Plan during the nine months ended September 30, 2014 and 2013, respectively.

In February 2014, the Company’s Board of Directors amended the Purchase Plan to increase the number of shares of common stock approved for issuance under the plan and this amendment was approved by the Company’s stockholders in May 2014. At September 30, 2014, a total of 738,909 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Compensation expense related to:
Equity Incentive Plan	$1,952	$1,410	$5,117	$4,188
Employee Stock Purchase Plan	90	114	176	165
	$2,042	$1,524	$5,293	$4,353

Stock-based compensation expense charged to:
Research and development	$794	$798	$2,021	$1,306

Selling, general and administrative	$1,248	$726	$3,272	$3,047

Stock-based compensation charges of $22,000 and $45,000, which has been excluded from the chart above, was capitalized into inventory for the three and nine months ended September 30, 2014, respectively, and $1,000 and $8,000 for the three and nine months ended September 30, 2013, respectively. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the nine months ending September 30, 2013, included $1.1 million related to the modification of certain stock options held by to a former executive who ceased employment in March 2013.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

Included in the Company’s net operating loss (NOL) at December 31, 2013, are approximately $8.2 million of tax deductions from the exercise of stock options. Also included in the Company’s deferred tax asset at December 31, 2013 is $1.8 million for the benefit of the tax deduction from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

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

As of December 31, 2013, the Company’s unrestricted federal tax NOLs available to reduce future taxable income without limitation are $262.0 million, which expire at various times beginning in 2024 through 2033. The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2013, available to reduce future tax liabilities without limitation are $56.8 million, which will expire at various dates beginning in 2024 through 2033. In addition, the Company has NOLs and federal tax credits that are restricted and expire at various times beginning in 2018 through 2024. These restricted NOLs and federal tax credits of $67.2 million and $4.8 million, respectively, may be utilized in part, subject to an annual limitation. Ownership changes after December 31, 2013, could further restrict the use of these NOLs and federal tax credits.

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

We discovered and developed KALBITOR, a plasma kallikrein inhibitor, and are selling it in the United States for the treatment of acute attacks of HAE. Additionally, we are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically. The safety, tolerability, and kallikrein inhibition results of a Phase 1a clinical study in healthy volunteers supported the advancement of DX-2930 into a Phase 1b study in HAE patients that commenced in May 2014.

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. We intend to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio

We have a portfolio of product candidates being developed by licensees using our phage display technology. This portfolio currently includes one approved product, CYRAMZA (ramucirumab) which is marketed by Lilly, and multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which we are eligible to receive future royalties and/or milestone payments.

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

Post-Marketing Commitment

In 2010, we initiated a four-year Phase 4 observational study, which was scheduled to enroll 200 HAE patients over a three-year period, to evaluate immunogenicity and hypersensitivity with exposure to KALBITOR for treatment of acute attacks of HAE. Although the enrollment target was not met, the FDA has allowed us to maintain the original three-year enrollment schedule. We concluded enrollment in 2013 and provided a final report to the FDA in 2014.

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

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through 2015. In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through late 2017.

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

CVie – In 2013, we entered into an agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China. This agreement was amended in September 2014 to include the territories of Korea, Taiwan and Japan.

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

Study results demonstrated that DX-2930 was well tolerated at all dose levels. There were no serious adverse events or evidence of dose-limiting toxicity. The pharmacokinetic profile of DX-2930 demonstrated linear, dose-dependent exposure and a mean elimination half-life of 17 to 21 days across dose groups, following a single injection to healthy subjects. Pharmacodynamic results from two different exploratory biomarker assays confirmed ex vivo plasma kallikrein inhibition in a dose and time dependent manner.

The safety, tolerability, and kallikrein inhibition results of the Phase 1a study supported the advancement of DX-2930 into a Phase 1b study, which commenced in May 2014. The Phase 1b study is designed primarily to evaluate the safety, tolerability and pharmacokinetics of multiple subcutaneous administrations of DX-2930 in HAE patients. It is a multi-center, randomized, double-blind, placebo-controlled, multiple ascending dose study.  Patients are enrolled sequentially into unique dose groups and dose escalation occurs after a safety data review.   As of October 31, 2014, 21 subjects had enrolled and completed dosing in three ascending dose cohorts (30 mg, 100 mg and 300 mg) of DX-2930 or placebo. Subjects in each cohort were randomized to active drug or placebo in a 2:1 ratio. Each study subject received two doses of study drug or placebo separated by 14 days and will undergo 15 weeks of follow-up after the second dose.

In light of faster than anticipated enrollment rates, we have added two additional cohorts. Subjects will continue to be randomized to active drug or placebo in a 2:1 ratio and the dosing regimen will remain unchanged. Active drug-treated subjects in the fourth cohort will receive 400 mg of DX-2930. The dose level of the fifth cohort will be decided based upon a review of interim data.

Addition of the new dosing cohorts is in accordance with the provisions included in the original protocol which allows enrollment into additional dose groups and/or additional patients at any dose group. Total enrollment can be increased to as many as 36 patients and data from additional patients will be used to expand the DX-2930 safety database and provide potentially informative pharmacodynamic data. We expect to report data from this trial in early 2015.

OTHER PKM DISORDERS

The process of identifying potential disease targets encompasses a number of strategies including a comprehensive review of scientific literature and consultations with leading clinical experts.  We are also conducting our own scientific research with biomarker assays that are specifically designed to detect activation of plasma kallikrein (pKal).  These assays continue to deepen our understanding of the role of pKal in HAE and contact system activation.  We are using the assays to support the clinical development of DX-2930.

Additionally, based on prior research that shows evidence that the kallikrein-kinin cascade may contribute to diseases beyond HAE, we are using the assays to identify other potential PKM diseases.  Current areas of interest include diabetic macular edema, inflammatory bowel disease and rheumatoid arthritis, among others.

LICENSING AND FUNDED RESEARCH PORTFOLIO

We leverage our proprietary phage display technology and libraries through our LFRP licenses and collaborations. To date, we have recognized approximately $200 million of revenue under the LFRP licenses, primarily related to license fees and milestones.

LFRP Product Development

Currently within our LFRP, there are multiple revenue generating product candidates in clinical development and one approved product, each of which was identified using our phage display technology. Our licensees and collaborators also have additional product candidates in various stages of preclinical development. Our LFRP licensees and collaborators are responsible for all costs associated with development of these product candidates.

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

Licensee	Compound	Target	Indication	Status
Lilly/ImClone	CYRAMZA (ramucirumab) (IMC-1121B)	VEGFR-2/KDR	Gastric cancer (REGARD) Gastric cancer (RAINBOW) NSCLC (REVEL) Hepatocellular cancer (REACH) Colorectal cancer (RAISE) Various indications Solid tumors	Commercialized Filing Filing Phase 3 Phase 3 Phase 2 Phase 1
Lilly/ImClone	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC Various indications Squamous NSCLC	Filing Phase 2 Phase 1/2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer (TRINOVA-1, -2 and -3) Various indications Various indications	Phase 3 Phase 2 Phase 1
Merrimack	MM-121	ErbB3	Breast cancer Ovarian cancer Various indications	Phase 2 Phase 2 Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW) Multiple sclerosis (SYNERGY)	Phase 2 Phase 2
Merrimack	MM-141	IGF-1R & ErbB3	Solid tumors	Phase 1
Amgen	AMG 780	Ang-2	Solid tumors	Phase 1
Lilly/ImClone	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Baxter	Anti-MIF	MIF	Solid tumors	Phase 1
Undisclosed	Not identified	Not identified	Not identified	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)

CYRAMZA (ramucirumab) is a recombinant human IgG1 monoclonal antibody being developed by Lilly. CYRAMZA is a vascular endothelial growth factor (VEGF) Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling the cancer to grow. CYRAMZA is being studied for use as a treatment in multiple oncology indications. The following are the Lilly CYRAMZA development programs that are approved, in the process of a regulatory submission or currently in Phase 3:

Gastric cancer

Lilly has completed two Phase 3 clinical trials, referred to as REGARD and RAINBOW, in advanced gastric cancer. REGARD was a randomized, double-blind, placebo-controlled study of CYRAMZA and best supportive care (BSC) in patients with advanced gastric cancer following progression after initial chemotherapy.

In April 2014, Lilly received FDA approval of CYRAMZA as a single-agent treatment for advanced gastric cancer after prior chemotherapy. Subsequently, Lilly commenced marketing of CYRAMZA in the U.S. The specific approved indication is as a single-agent treatment for patients with advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. CYRAMZA is the first FDA-approved product for advanced gastric cancer after prior chemotherapy.

The RAINBOW trial was a randomized, double-blind, placebo-controlled study of CYRAMZA and paclitaxel, compared to placebo and paclitaxel, in patients with advanced gastric cancer following progression after initial chemotherapy. In 2013, Lilly announced that RAINBOW met its primary endpoint of improved overall survival and secondary endpoints of improved progression-free survival and objective responsive rate. Lilly has filed a supplemental Biologics License Application (sBLA) with the FDA; the regulatory action date for this submission is in the first quarter of 2015 and Lilly expects FDA to act on or before the action date. Detailed data from the RAINBOW trial was presented at the Gastrointestinal Cancers Symposium (also known as the American Society of Clinical Oncology (ASCO) GI meeting) in January 2014.

Lilly has also submitted regulatory filings for the treatment of second-line gastric cancer with CYRAMZA in Europe and Japan. In Europe, on September 26, 2014, the Committee for Medicinal Products for Human Use (CHMP), a division of the European Medicines Agency (EMA), published their recommended approval of the use of ramucirumab (CYRAMZA), in adults in combination with paclitaxel, for the treatment of advanced gastric (stomach) or GEJ adenocarcinoma following prior chemotherapy and as a monotherapy in this setting for patients for whom treatment in combination with paclitaxel is not appropriate. Lilly expects to receive a final decision on marketing authorization from the European Commission before the end of 2014. In Japan, the submission was granted priority review and regulatory action is expected in the first half of 2015.

Non-small cell lung cancer (NSCLC)

Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus docetaxel versus docetaxel alone in patients with second-line NSCLC.  Lilly announced positive top-line results from this study, referred to as REVEL, in February 2014.  The REVEL trial showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA-plus-docetaxel arm compared to the control arm.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA-plus-docetaxel arm versus the control arm.  Lilly presented the detailed data at the ASCO annual meeting in May/June 2014 and has completed the regulatory submission to the FDA as a treatment for second-line NSCLC. The submission received priority review from the FDA and action from this agency is expected by the end of 2014.

Hepatocellular carcinoma (HCC)

Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus BSC versus placebo plus BSC as second-line treatment in patients with HCC, after first-line therapy with sorafenib. Lilly reported top-line results for this study, which is referred to as REACH, in June 2014, and the first presentation of data was made at a scientific meeting in September 2014. The REACH trial did not meet its primary endpoint; overall survival favored the CYRAMZA arm but was not statistically significant.  Encouraging single-agent CYRAMZA activity was observed, with meaningful improvements in key secondary endpoints of progression-free survival, overall response rate and time to progression. Although the REACH study did not achieve statistical significance for survival, Lilly is encouraged by the efficacy seen overall, especially in specific subpopulations. Lilly plans to discuss the results with regulatory authorities to inform future trials.

Colorectal cancer

Lilly has a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus folinic acid, 5-flurouracil and irinotecan (FOLFIRI) versus placebo plus FOLFIRI in second-line metastatic colorectal cancer. In September 2014, Lilly reported positive top-line results from the RAISE trial. Based on the outcome of this trial, Lilly has announced it expects to initiate regulatory submissions for CYRAMZA in this indication in the first half of 2015.

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

Lilly has completed a randomized, open-label Phase 3 clinical trial, referred to as SQUIRE, for necitumumab in combination with gemcitabine-cisplatin chemotherapy versus gemcitabine-cisplatin chemotherapy alone, for first-line squamous NSCLC. In 2013, Lilly announced that SQUIRE met its primary endpoint of increased overall survival. Lilly presented detailed data from the SQUIRE study at the ASCO annual meeting in May/June 2014 and has initiated a rolling submission with the FDA, which is expected to be completed by year-end 2014. Additionally, this submission has been granted Fast Track status by the FDA.

Necitumumab is also in earlier-stage clinical trials for other indications.

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

Acute optic neuritis (AON)

Biogen Idec has an ongoing Phase 2 clinical trial of Anti-LINGO-1 in AON. This trial is a randomized, double-blind, parallel-group, placebo controlled Phase 2 study in subjects with their first episode of AON. Top-line results from this study are expected in early 2015.

Multiple sclerosis (MS)

In 2013, Biogen Idec initiated a randomized, double-blind, parallel-group, dose-ranging Phase 2 clinical trial investigating Anti-LINGO-1 used concurrently with Avonex in subjects with relapsing forms of multiple sclerosis. Data from this study, which is referred to as SYNERGY, are expected in 2016.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

Revenues. Total revenues for the three months ended September 30, 2014 (the 2014 Quarter) were $22.0 million, compared with $13.7 million for the three months ended September 30, 2013 (the 2013 Quarter).

Product Sales. We are commercializing KALBITOR in the United States for treatment of acute attacks of HAE. We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery. Under certain arrangements we have provided our distributors with extended payment terms. In these circumstances, revenue is not recognized until collectability is reasonably assured. Due to the specialty nature of KALBITOR, the limited number of patients and limited return rights of our distributors, we anticipate that distributors will carry inventory that is in line with their forecasted business needs. Although fluctuations can occur due to the nature of acute HAE attacks, the aggregate amount of inventory held by our distributors generally does not exceed 60 days of anticipated demand. Utilization rates for all patients continue to vary significantly over time based on fluctuations in the number of HAE attacks and the consistency with which these patients treat those attacks with KALBITOR.

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. For the 2014 Quarter, product sales of KALBITOR were $20.3 million, net of product discounts and allowances of $2.3 million. During the 2013 Quarter, product sales were $10.8 million, net of product discounts and allowances of $1.7 million. The increase in net sales between the 2014 and 2013 Quarters was due to several factors:

•	Sales represented by patient demand units grew in the 2014 Quarter by approximately $6.7 million, a 57% increase over the 2013 Quarter. This growth reflects higher KALBITOR utilization rates particularly for certain patients who experience and treat frequent HAE attacks;
•	While there were no substantial distributor channel adjustments during the 2014 Quarter, adjustments that occurred during the 2013 Quarter reduced the comparable 2013 Quarter net sales by approximately $1.0 million;
•	KALBITOR price increases and lower gross to net sales adjustments increased the 2014 Quarter’s net sales by approximately $1.9 million.

During the three months ended September 30, 2014 and 2013, provisions for product sales allowances reduced gross product sales as follows:

	2014	2013
	(in thousands)
Gross product sales	$22,561	$12,453

Prompt pay and other discounts	$(1,050)	$(849)
Government rebates and chargebacks	(1,072)	(790)
Returns	(165)	(42)
Product sales allowances	$(2,287)	$(1,681)
Product sales, net	$20,274	$10,772

Product sales allowances, as a percent of gross product sales	10.1%	13.5%

Product sales allowances in the 2014 Quarter decreased as a percentage of gross product sales due to lower distributor discounts and lower government rebates resulting from a change in the Medicaid patient mix.

Royalties, Development and License Fees. We derive revenues from royalties and licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $1.7 million in the 2014 Quarter compared to $2.9 million in the 2013 Quarter.

The 2014 Quarter was the first in which we recorded royalty revenue of $684,000 based on Lilly’s sales of CYRAMZA in the second quarter of 2014. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to quarter end. Since initial commercialization of CYRAMZA in the second quarter of 2014, we have recognized royalty revenue one quarter in arrears from the related sales as we have not been able to determine royalty revenue until we receive this report.

Cost of Product Sales and Royalties. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $1.4 million of costs associated with product sales during the 2014 Quarter and $720,000 of costs associated with product sales during the 2013 Quarter.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. The 2014 Quarter was the first in which there was royalty income and a corresponding cost of royalties in the amount of $342,000.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
DX-2930 and other research and development	$6,261	$4,130
KALBITOR medical support and development	1,943	2,196
LFRP license fees and development and regulatory milestone pass-throughs	64	1,779
Total	$8,268	$8,105

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2014 Quarter compared to the 2013 Quarter was primarily due to increased costs associated with the development of DX-2930, our candidate to treat HAE prophylactically. These increases were partially offset by lower LFRP pass-through fees.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2014 and 2013 Quarters were $10.1 million and $8.5 million, respectively, including stock based compensation expense of $1.2 million and $726,000. The increase in selling, general and administrative expenses is primarily associated with commercialization costs for KALBITOR. Costs of patient support services performed by our distributors for the 2014 and 2013 Quarters were $185,000 and $624,000, respectively.

Interest and Other Expense. Interest expense, which is primarily related to our loan arrangement with HC Royalty, was approximately $2.7 million in both the 2014 Quarter and the 2013 Quarter, respectively. Interest expense is calculated using the effective interest rate method. This effective interest rate is approximately 12.5% per annum.

Nine Months Ended September 30, 2014 and 2013

Revenues. Total revenues for the nine months ended September 30, 2014 (the 2014 Period) were $55.7 million, compared with $37.1 million for the nine months ended September 30, 2013 (the 2013 Period).

Product Sales. We are commercializing KALBITOR in the United States for treatment of acute attacks of HAE. We sell KALBITOR to our distributors, and we recognize revenue when title and risk of loss have passed to the distributor, typically upon delivery. Under certain arrangements we have provided our distributors with extended payment terms. In these circumstances, revenue is not recognized until collectability is reasonably assured. Due to the specialty nature of KALBITOR, the limited number of patients and limited return rights of our distributors, we anticipate that distributors will carry inventory that is in line with their forecasted business needs. Although fluctuations can occur due to the nature of acute HAE attacks, the aggregate amount of inventory held by our distributors generally does not exceed 60 days of anticipated demand.

Utilization rates for all patients continue to vary significantly over time based on fluctuations in the number of HAE attacks and the consistency with which these patients treat those attacks with KALBITOR.

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. For the 2014 Period, product sales of KALBITOR were $49.4 million, net of product discounts and allowances of $5.5 million. During the 2013 Period, product sales were $27.9 million, net of product discounts and allowances of $4.0 million. The increase in net sales between the 2014 and 2013 Periods was due to several factors:

•	Sales represented by patient demand units grew in the 2014 Period by approximately $14.2 million, a 46% increase over the 2013 Period. This growth reflects higher KALBITOR utilization rates for certain patients who experience and treat frequent HAE attacks;
•	Distributor channel adjustments that occurred primarily during the 2013 Period reduced the comparable 2013 Period net sales by approximately $1.7 million;
•	KALBITOR price increases, and lower gross to net sales adjustments, increased the 2014 Period’s net sales by approximately $5.6 million.

During the nine months ended September 30, 2014 and 2013, provisions for product sales allowances reduced gross product sales as follows:

	2014	2013
	(in thousands)
Gross product sales	$54,878	$31,892

Prompt pay and other discounts	$(2,608)	$(2,126)
Government rebates and chargebacks	(2,672)	(1,898)
Returns	(235)	59
Product sales allowances	$(5,515)	$(3,965)
Product sales, net	$49,363	$27,927

Product sales allowances, as a percent of gross product sales	10.0%	12.4%

Product sales allowances in the 2014 Period decreased as a percentage of gross product sales due to lower distributor discounts and lower government rebates resulting from a change in the Medicaid patient mix, offset by a change in the reserve for product returns.

Royalties, Development and License Fees. We derive revenues from royalties and licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $6.3 million in the 2014 Period compared to $9.1 million in the 2013 Period.

The 2014 Period was the first in which we recorded royalty revenue of $684,000 based on Lilly’s sales of CYRAMZA in the second quarter of 2014. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to quarter end. Since initial commercialization of CYRAMZA in the second quarter of 2014, we have recognized royalty revenue one quarter in arrears from the related sales as we have not been able to determine royalty revenue until we receive this report.

Cost of Product Sales and Royalties. Cost of product sales includes the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $3.2 million of costs associated with product sales during the 2014 Period and $2.0 million of costs associated with product sales during the 2013 Period.

In the 2013 Period, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval. Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales in the 2013 Period. Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for the 2013 Period would have approximated $2.2 million.

In the 2014 Period, the cost of product sales reflects the full KALBITOR manufacturing cost.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. The 2014 Period was the first in which there was royalty income and a corresponding cost of royalties in the amount of $342,000.

Research and Development.  Our research and development expenses are summarized as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
DX-2930 and other research and development	$15,729	$9,924
KALBITOR medical support and development	5,334	9,130
LFRP license fees and development and regulatory milestone pass-throughs	2,530	4,172
Total	$23,593	$23,226

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

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2014 and 2013 Periods were $30.2 million and $29.8 million, respectively, including stock based compensation expense of $3.3 million and $3.0 million, respectively. Costs of patient support services performed by our distributors for the 2014 and 2013 Periods were $548,000 and $1.7 million, respectively.

Interest and Other Expense. Interest expense, which is primarily related to our loan arrangement with HC Royalty, was approximately $8.2 million and $8.1 million in the 2014 Period and the 2013 Period, respectively. Interest expense is recorded using the effective interest rate method. This effective interest rate is approximately 12.5% per annum.

Liquidity and Capital Resources

	September 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$32,340	$68,085
Short-term investments	155,537	43,296
Total cash, cash equivalents and investments	$187,877	$111,381

The following table summarizes our cash flow activity for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(in thousands)
Net cash used in operating activities	$(4,747)	$(14,187)
Net cash (used in) provided by investing activities	(112,993)	4,501
Net cash provided by financing activities	81,995	32,806
Net (decrease) increase in cash and cash equivalents	$(35,745)	$23,120

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through September 30, 2014, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2014 Period, the principal use of cash in our operations was to fund our net loss of $9.6 million. Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $5.3 million, depreciation and amortization costs of $1.1 million, and non-cash interest expense of $487,000. In addition to non-cash charges, we also had net cash out flows due to changes in other operating assets and liabilities, including an increase in prepaids and other assets of $2.9 million, which was partially offset by a decrease in inventory of $1.1 million.

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

Investing Activities

Our investing activities for the 2014 Period primarily consisted of the purchase of investments totaling $114.6 million, offset by $2.0 million in investment maturity, as well as the purchase of fixed assets totaling $420,000. Our investing activities for the 2013 Period primarily consisted of maturing investments of $9.0 million, offset by the purchase of investments of $4.0 million, as well as the purchase of fixed assets totaling $497,000.

Financing Activities

Our financing activities for the 2014 Period primarily consisted of receipt of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock, as well as proceeds from the exercise of stock options totaling $3.2 million. Repayment of long-term debt for the 2014 Period totaled $931,000.

Our financing activities for the 2013 Period primarily consisted of receipt of net proceeds of $29.1 million from the sale of common and preferred stock, as well as proceeds from the exercise of stock options totaling $4.1 million. Repayment of long-term debt for the 2013 Period totaled $331,000.

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

Commitments and contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2013, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations," we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and nine months ended September 30, 2014.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2014, we had cash, cash equivalents and investments of approximately $187.9 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of September 30, 2014, we had $84.5 million in short-term and long-term obligations outstanding, including our note payable to HC Royalty. Interest rates on all of these obligations are fixed and therefore are not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception. As of September 30, 2014 we had an accumulated deficit of approximately $543.6 million. We expect to incur additional net losses in 2014 and beyond, as our research, development, preclinical testing, clinical trial and commercial activities continue.

Currently, we generate a significant amount of our revenue from product sales and it is possible that we will never have substantially more product sales revenue. We also generate limited revenue from collaborators through license and milestone fees, and maintenance fees that we receive under the LFRP. To become profitable, we must either generate higher product sales from the commercialization of KALBITOR and other product candidates, such as DX-2930, increase receipts from our licensees’ product candidates in our LFRP, or reduce costs. It is possible that we will never have sufficient product sales revenue or receive sufficient receipts on our licensed product candidates or licensed technology to achieve or sustain future profitability.

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

Products that we, or our collaborators, develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we, or our collaborators, do not receive these necessary approvals we will not be able to generate substantial product or royalty revenues and may not become profitable. We, or our collaborators, may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

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

Regulatory authorities may delay, suspend or terminate clinical trials at any time if they believe that the patients participating in trials are being exposed to unacceptable health risks or if they find deficiencies in the clinical trial procedures. There is no guarantee that we will be able to resolve such issues, either quickly, or at all. In addition, our, or our collaborators', failure to comply with applicable regulatory requirements may result in criminal prosecution, civil penalties and other actions that could impair our ability to conduct our business.

We depend on sales of our lead product, KALBITOR, which is approved in the United States for treatment of acute attacks of HAE in patients 12 years and older.

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

KALBITOR sales are dependent, in part, on the usage by a small number of patients who treat frequent HAE attacks.

Among the spectrum of patients for whom KALBITOR is prescribed, there is a small patient population who experience and treat frequent attacks.  Usage by these patients contribute significantly to the revenues generated by KALBITOR.  Consequently, a reduction in the number of these patients or the frequency in which they treat attacks may have a material adverse effect on KALBITOR revenues and may also result in volatility in our quarterly revenues.

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

In January 2014, Shire completed the acquisition of ViroPharma Inc., which markets Cinryze®, an intravenously-administered, plasma-derived C1-esterase inhibitor. Cinryze is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved product labeling for Cinryze to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. Shire is conducting a Phase 1 trial evaluating subcutaneous administration of Cinryze.

•	CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the U.S. for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved labeling for Berinert to include self-administration after proper training by a healthcare professional. Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE. CSL Behring announced in December 2013 that they had commenced an international Phase 3 study of a volume-reduced subcutaneous formulation of C1-INH.

•	Salix Pharmaceuticals, Ltd.— Ruconest® is a recombinant C1-esterase inhibitor, which is administered intravenously. Ruconest was approved in July 2014 in the U.S. for the treatment of acute angioedema attacks in adult and adolescent patients with HAE.

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

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR. Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) under a commercial supply agreement. Our business faces risks of difficulties with, and interruptions in, performance by Fujifilm or JHS, the occurrence of which could adversely impact the availability and/or sales of KALBITOR in the future. The failure of Fujifilm or JHS to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR, could harm our relationships with collaborators or customers and could negatively affect our revenues and operating results. If the operations of Fujifilm or JHS are disrupted, we may be forced to identify, secure and validate alternative sources of supply, which may be unavailable on commercially acceptable terms, may cause delays in our ability to deliver products to customers, may increase our costs and negatively affect our operating results.

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

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018. In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through 2015 and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through late 2017. These estimates are subject to changes in market conditions and other factors beyond our control. If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our operating results.

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

Our third-party manufacturing facilities were subjected to inspection prior to grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities. Any third party vendor that we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities. Although we have established a corporate compliance program, we cannot guarantee that we, or our third party vendors, are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at September 30, 2014. The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Item 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: November 3, 2014
/s/George Migausky
George Migausky
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

