Form 10-K
period 2014-12-31
DYAX CORP
filed 2015-02-27
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed fiscal second quarter, June 30, 2014, based on the last reported sale price of the registrant's common stock of $9.60 per share was $807.0 million. The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 23, 2015, was 136,789,839.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders scheduled to be held on May 12, 2015, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year-end of December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, "Dyax," "the Company," "we," "our," and "us" refer to Dyax Corp., except where the context otherwise requires or as otherwise indicated.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding:

•	the potential benefits and usage of KALBITOR® (ecallantide) for treating hereditary angioedema (HAE);

•	commercial potential of KALBITOR, including revenues and costs;

•	the prospects for therapeutic benefits and clinical development of DX-2930 and the expected timing of clinical trial results;

•	estimates of potential markets for our products and product candidates;

•	prospects for future milestone payments and/or royalties with respect to licensee product candidates in our Licensing and Funded Research Portfolio (LFRP);

•	the potential for market approval for KALBITOR in markets outside the United States;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	the sufficiency of our cash, cash equivalents and short-term investments; and

•	expected future revenues and operating results and cash flows.

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

1

DYAX CORP.

ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2014

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated (PKM)Disorders

We develop and commercialize treatments for hereditary angioedema and are working to identify additional disorders that are mediated by plasma kallikrein.

We discovered and developed KALBITOR, a plasma kallikrein inhibitor, and are selling it in the United States for the treatment of acute attacks of HAE. Additionally, we discovered and are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically. The safety, tolerability, and kallikrein inhibition results from our Phase 1a clinical study in healthy volunteers supported the advancement of DX-2930 into a Phase 1b study in HAE patients for which dosing was completed in January 2015.

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. We intend to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio

We have a portfolio of product candidates being developed by licensees using our phage display technology. This portfolio currently includes one approved product, CYRAMZA® (ramucirumab) which is marketed by Eli Lilly and Company (Lilly), and multiple product candidates in various stages of clinical development for which we are eligible to receive future royalties and/or milestone payments.

HEREDITARY ANGIOEDEMA AND OTHER PKM DISORDERS

We are focused on identifying and developing treatments for patients who experience PKM angioedema. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, and which can cause swelling known as angioedema. Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways. Excess plasma kallikrein activity plays a role in HAE and could potentially play a role in a number of inflammatory diseases, including diabetic macular edema, inflammatory bowel disease and rheumatoid arthritis, among others.

HAE AND KALBITOR

HAE is a rare, genetic disorder characterized by severe, debilitating and often painful swelling, which can occur in the abdomen, face, hands, feet and airway. HAE is caused by a deficiency of C1-Inhibitor (C1-INH) activity, a naturally occurring molecule that inhibits plasma kallikrein, a key mediator of inflammation, and other serine proteases in the blood. It is estimated that HAE affects approximately 1 in 50,000 people around the world. The U.S. Hereditary Angioedema Association estimates that there are approximately 6,500 HAE patients in the United States.

Our product, ecallantide, is approved by the U.S. Food and Drug Administration (FDA) under the brand name KALBITOR for treatment of HAE in patients 12 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor, was the first subcutaneous HAE treatment approved in the United States and the only subcutaneous therapy available to treat attacks in patients 12 years of age and older.

United States Sales and Marketing

We have a commercial organization to support sales of KALBITOR in the United States, including a field-based team of approximately 25 professionals, consisting of sales representatives, market access and field advocates, clinical nurse educators and corporate account directors. At this time, our commercial organization is sized to market KALBITOR in the United States, where patients are treated primarily by a limited number of specialty physicians consisting mainly of allergists and immunologists.

KALBITOR Access®

To facilitate patient access to KALBITOR in the United States, we have established the KALBITOR Access program. This program, managed by Sonexus Health, is designed as a one-stop point of contact for information about KALBITOR. This program offers treatment support services for patients with HAE and their healthcare providers and also includes comprehensive product and disease information, treatment site coordination, financial assistance for qualified patients and reimbursement facilitation services.

Distribution

KALBITOR is currently distributed through a limited network of wholesale, hospital and specialty pharmacy arrangements. This network includes Walgreens Infusion Services, which is our largest provider of on-demand nursing services that provides home administration of KALBITOR by healthcare professionals to eligible HAE patients. Our Walgreens agreement has a term through December 2015 and will renew annually unless amended or terminated by the parties.

Manufacturing

We have established a commercial supply chain that consists of third party vendors to manufacture, test and transport KALBITOR. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current Good Manufacturing Practices, or cGMPs.

Ecallantide drug substance used in the production of KALBITOR has been manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm). Under our agreement with Fujifilm, they have committed to be available to manufacture bulk drug substance for us through 2020. The shelf-life of our frozen ecallantide drug substance is four years.

Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by Jubilant Hollister-Stier (JHS) Contract Manufacturing Services at its facilities in Spokane, Washington under a commercial supply agreement. This process is known in the industry as "fill and finish". KALBITOR in its "filled and finished" form has additional refrigerated shelf-life of four years over its drug substance form. Our commercial supply agreement with JHS runs through 2018 and may be terminated with two years prior notice by either party.

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2015. In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through mid-2017.

In November 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR, and a subsequent FDA inspection at JHS identified additional issues. JHS is working to resolve the issues raised by the FDA. If JHS fails to correct these issues, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

KALBITOR Outside of the United States

In markets outside of the United States, we work with international partners to seek approval and commercialize ecallantide for HAE.

CVie – In 2013, we entered into an exclusive license agreement with CVie Therapeutics (CVie), a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China. This agreement was amended in 2014 to include the territories of Korea, Taiwan and Japan.

Under the terms of the agreement, we received a $1.0 million upfront payment and are eligible to receive future development, regulatory and sales milestones. We are also eligible to receive royalties on net product sales. CVie is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in its licensed territories. In addition, CVie will purchase drug product from us on a cost-plus basis for commercial supply. CVie is presently evaluating regulatory and commercial options for its territories.

Pint/Novellus – In 2013, we entered into an exclusive license agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. In 2014, this agreement was assigned by Novellus to Pint Pharma (Pint) and amended to include the territories of Algeria, Tunisia, Morocco and South Africa.

Under the terms of the agreement, we have received certain upfront payments and are eligible to receive future regulatory and sales milestones. We are also eligible to receive royalties on net product sales. Pint is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in its licensed territories. In addition, Pint will purchase drug product from us on a cost-plus basis for commercial supply. Pint is presently evaluating regulatory and commercial options for its territories.

DX-2930

Based on our knowledge of angioedema and the kallikrein-kinin biological pathway, we are developing DX-2930, a fully human monoclonal antibody that is a potent and specific inhibitor of plasma kallikrein. DX-2930 is an investigational product candidate for the prophylactic treatment of HAE and potentially other PKM disorders.  DX-2930 has the potential for subcutaneous administration, with a half-life that could enable less frequent dosing than currently available prophylactic HAE therapies and an advantageous immunogenicity profile.

Preclinical pharmacokinetic, pharmacodynamic and tolerability studies have demonstrated that DX-2930 has relevant activity in animal models. We have completed a Phase 1a clinical study to evaluate the safety and tolerability of a single subcutaneous administration of DX-2930; and we are in the process of completing a Phase 1b clinical study designed primarily to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of multiple subcutaneous administrations of DX-2930 in HAE patients.

Our Phase 1a study was a randomized, double-blind placebo-controlled, single-dose-escalating trial in healthy subjects. Subjects received a single dose of DX-2930 [0.1, 0.3, 1.0, or 3.0 mg/kg] or placebo by subcutaneous injection, with six subjects receiving active drug and two subjects receiving placebo per dose level. A total of 32 subjects were enrolled, randomized, and dosed.

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

The safety, tolerability, and kallikrein inhibition results of the Phase 1a study supported the advancement of DX-2930 into a Phase 1b study, which commenced in May 2014. The Phase 1b study was designed primarily to evaluate the safety, tolerability and pharmacokinetics of multiple subcutaneous administrations of DX-2930 in HAE patients. It is a multi-center, randomized, double-blind, placebo-controlled, multiple ascending dose study.  Patients were enrolled sequentially into unique dose groups and dose escalation occurred after a safety data review.   Thirty-six subjects have completed dosing in ascending dose cohorts (30 mg, 100 mg, 300 mg and 400mg) of DX-2930 or placebo. Subjects in each cohort were randomized to active drug or placebo in a 2:1 ratio. Each study subject received two doses of study drug or placebo separated by 14 days and will undergo 15 weeks of follow-up after the second dose.

While the Phase 1b study was designed primarily to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of DX-2930 in HAE patients, study results may also provide potentially informative clinical activity data. We expect to report data from this trial by early in the second quarter of 2015.

Depending on the strength of the Phase 1b study data and subject to discussions with the FDA, we would expect to initiate a Phase 2 clinical study of DX-2930 in HAE patients during the second half of 2015. We may design this Phase 2 study to function as a pivotal trial that could be the basis for a submission to the FDA for regulatory approval in the United States. We may also be required to complete one or more additional clinical studies in order to complete a regulatory submission.

OTHER PKM DISORDERS

The process of identifying potential disease targets encompasses a number of strategies including a comprehensive review of scientific literature and consultations with leading clinical experts.  We are conducting our own scientific research with biomarker assays that are specifically designed to detect activation of plasma kallikrein (pKal).  Use of these assays continues to deepen our understanding of the role of pKal in HAE and contact system activation.  We are using the assays to support the clinical development of DX-2930.

Additionally, based on prior research that shows evidence that the kallikrein-kinin cascade may contribute to diseases beyond HAE, we are using our assays to identify other potential PKM diseases.  Current areas of interest include diabetic macular edema, inflammatory bowel disease and rheumatoid arthritis, among others.

LICENSING AND FUNDED RESEARCH PORTFOLIO

We have leveraged our proprietary phage display technology and libraries through our LFRP licenses and collaborations. To date, we have recognized over $200 million of revenue through these LFRP licenses, primarily related to license fees, milestones and royalties.

LFRP Product Development

Our LFRP consists of multiple revenue-generating product candidates in clinical development and one approved product, all of which were identified using our phage display technology. Our licensees and collaborators also have additional product candidates in various stages of preclinical development. Our LFRP licensees and collaborators are responsible for all costs associated with development of these product candidates.

The chart and program information below, which is based on information publicly disclosed by our licensees, provide a summary of the status of clinical stage product candidates in our LFRP for which we are eligible to receive future milestones and/or royalties, if these candidates are developed and commercialized. Certain product candidates are in multiple clinical trials for various indications.

Licensee	Compound	Target	Indication	Status
Lilly	CYRAMZA® (ramucirumab) (IMC-1121B)	VEGFR-2/KDR	Gastric cancer (REGARD)	Commercialized
			Gastric cancer (RAINBOW)	Commercialized
			Non-small cell lung cancer (NSCLC) (REVEL)	Commercialized
			Hepatocellular carcinoma (REACH)	Phase 3
			Colorectal cancer (RAISE)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Lilly	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Completed Filing
			Various indications	Phase 2
			Squamous NSCLC	Phase 1/2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer (TRINOVA-1, -2 and -3)	Phase 3
			Various indications	Phase 2
			Various indications	Phase 1
Merrimack	MM-121	ErbB3	Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Metastatic NSCLC	Phase 2
			Various indications	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merck-Serono	MSB0010718C	PD-L1	Metastatic Merkel Cell Carcinoma	Phase 2
			Solid Tumors	Phase 1
Merrimack	MM-141	IGF-1R & ErbB3	Solid tumors	Phase 1
Amgen	AMG 780	Ang-2	Solid tumors	Phase 1
Lilly	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Baxter	Anti-MIF	MIF	Solid tumors	Phase 1
Athera	PC-mAb	Phosphorylcholine	Cardiovascular Disease	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)

CYRAMZA (ramucirumab) is a human monoclonal antibody being developed by Lilly. CYRAMZA is a vascular endothelial growth factor (VEGF) Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling the cancer to grow. CYRAMZA is being studied for use as a treatment in multiple oncology indications. The following are the Lilly CYRAMZA development programs that are the basis for an approved indication, a regulatory submission or recently completed or ongoing Phase 3 clinical trials:

Gastric (stomach) cancer

In 2014, Lilly received FDA approval of and launched CYRAMZA to treat advanced gastric cancer after prior chemotherapy, both as a single-agent treatment and as a combination therapy with paclitaxel. These specific FDA-approved indications, based on Lilly’s Phase 3 REGARD and RAINBOW studies, are for patients with advanced or metastatic gastric cancer or gastroesophageal junction (GEJ) adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. CYRAMZA is the first FDA-approved product for advanced gastric cancer after prior chemotherapy.

In December 2014, Lilly received marketing authorization from the European Commission for CYRAMZA, in adults, in combination with paclitaxel, for the treatment of advanced gastric or GEJ adenocarcinoma following prior chemotherapy and as a monotherapy in this setting for patients for whom treatment in combination with paclitaxel is not appropriate.

Lilly has submitted a regulatory filing for CYRAMZA in second-line gastric cancer in Japan. That submission was granted priority review and regulatory action is expected in the first half of 2015.

Non-small cell lung cancer (NSCLC)

In December 2014, Lilly received FDA approval of and subsequently launched CYRAMZA plus docetaxel for patients with second-line non-small cell lung cancer (NSCLC). This approval specifically indicated CYRAMZA in combination with docetaxel for the treatment of patients with metastatic NSCLC with disease progression on or after platinum-based chemotherapy.

CYRAMZA is the first treatment approved in the U.S. for use in combination with docetaxel in the second-line treatment of metastatic NSCLC, including nonsquamous and squamous histologies.

This approval is based on Lilly’s Phase 3 REVEL study, which showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA-plus-docetaxel arm compared to the control arm of placebo plus docetaxel.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA-plus-docetaxel arm versus the control arm. The REVEL trial included people with nonsquamous and squamous forms of NSCLC.

Lilly completed a regulatory submission in the EU for CYRAMZA in second-line NSCLC in the first quarter of 2015.

Colorectal cancer

Lilly conducted a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus folinic acid, 5-flurouracil and irinotecan (FOLFIRI) versus placebo plus FOLFIRI in second-line metastatic colorectal cancer (mCRC). In September 2014, Lilly reported positive top-line results from this trial, known as RAISE, which showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA-plus-FOLFIRI arm compared to the control arm.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA-plus-FOLFIRI arm versus the control arm.

Based on the outcome of this trial, Lilly has announced it expects to initiate regulatory submissions for CYRAMZA in mCRC in the first half of 2015.

Hepatocellular carcinoma (HCC)

Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus best supportive care (BSC) versus placebo plus BSC as second-line treatment in patients with hepatocellular carcinoma (HCC), also known as liver cancer, after first-line therapy with sorafenib. Lilly reported top-line results for this study, which is referred to as REACH, in June 2014, and the first presentation of data was made at a scientific meeting in September 2014. The REACH trial did not meet its primary endpoint; overall survival favored the CYRAMZA arm but was not statistically significant.  Encouraging single-agent CYRAMZA activity was observed, with meaningful improvements in key secondary endpoints of progression-free survival, overall response rate and time to progression. Although the REACH study did not achieve statistical significance for survival, Lilly is encouraged by the efficacy seen overall, especially in specific subpopulations. Lilly plans to discuss the results with regulatory authorities to inform future trials.

In addition, CYRAMZA is in multiple earlier-stage clinical trials in various tumor types.

Necitumumab (IMC-11F8)

Necitumumab is a human monoclonal antibody being developed by Lilly that is designed to block the ligand binding site of the human epidermal growth factor receptor (EGFR). Activation of EGFR has been correlated with malignant progression, induction of angiogenesis and inhibition of apoptosis or cell death.

Necitumumab is being studied for use as a treatment in squamous non-small cell lung cancer, or NSCLC. Lilly has completed a randomized, open-label Phase 3 clinical trial, referred to as SQUIRE, for necitumumab in combination with gemcitabine-cisplatin chemotherapy versus gemcitabine-cisplatin chemotherapy alone, for first-line squamous NSCLC. In 2013, Lilly announced that SQUIRE met its primary endpoint of increased overall survival. Lilly presented detailed data from the SQUIRE study at the ASCO annual meeting in 2014 and has completed regulatory submissions for necitumumab in first line squamous NSCLC in the U.S. and EU. In the U.S., Lilly anticipates FDA action on necitumumab in late 2015.

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

Trebananib is being studied for use as a treatment in ovarian cancer through three Phase 3 trials, referred to as TRINOVA-1, TRINOVA-2 and TRINOVA-3. TRINOVA-1 is a randomized, double-blind study with trebananib plus paclitaxel versus placebo plus paclitaxel in recurrent ovarian cancer. In 2013, Amgen announced that TRINOVA-1 met its primary endpoint of progression-free survival. In November 2014, Amgen announced top-line secondary endpoint results of overall survival from the Phase 3 TRINOVA-1 trial in women with recurrent platinum-resistant ovarian cancer. The study, which evaluated trebananib plus paclitaxel versus placebo plus paclitaxel, did not demonstrate a statistically significant improvement in overall survival.

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

Acute optic neuritis (AON)

Biogen Idec has an ongoing Phase 2 clinical trial of Anti-LINGO-1 in AON. This trial is a randomized, double-blind, parallel-group, placebo controlled Phase 2 study in subjects with their first episode of AON. In January 2015, Biogen announced that data from this trial showed that treatment with anti-LINGO-1 showed evidence of biological repair of the visual system.

Multiple sclerosis (MS)

In 2013, Biogen Idec initiated a randomized, double-blind, parallel-group, dose-ranging Phase 2 clinical trial investigating Anti-LINGO-1 used concurrently with Avonex in subjects with relapsing forms of multiple sclerosis. Data from this study, which is referred to as SYNERGY, are expected in 2016.

MM-121 (SAR256212)

Merrimack Pharmaceuticals is developing MM-121, a fully human monoclonal antibody that targets ErbB3, a cell surface receptor implicated in tumor growth and survival. By inhibiting ErbB3 signaling, MM-121 is designed to restore sensitivity, delay resistance and enhance the anti-tumor effect of other drugs when used in combination therapy. Sanofi and Merrimack had entered into an exclusive, global license and collaboration agreement for MM-121 in 2009. In June 2014, Merrimack regained worldwide rights to develop and commercialize MM-121. Sanofi continued to fund the MM-121 Phase 2 programs through the end of 2014. Merrimack is exploring MM-121 in a number of oncology indications. Currently, the most advanced programs are in Phase 2 clinical trials.

Breast cancer

Merrimack has an ongoing randomized, open-label Phase 2 trial of preoperative use of MM-121 with paclitaxel in HER2-negative breast cancer. This study is intended to demonstrate whether the addition of MM-121 with paclitaxel is more effective than treatment of paclitaxel alone when administered as part of the neoadjuvant treatment in HER2-negative locally advanced operable breast cancer patients. The results from this study have not been released; the estimated primary completion date was April 2014.  In September 2014, Merrimack announced that clinical and biomarker data from their Phase 2 study in ER/PR-positive, HER2-negative metastatic breast cancer showed that patients with high heregulin mRNA levels achieved a statistically significant benefit from combining the novel agent MM-121 with exemestane. Updated data from this biomarker subgroup, representing 45% of patients with metastatic breast cancer, showed a hazard ratio of 0.26 with a p-value of 0.003.

Ovarian cancer

Merrimack has an ongoing randomized, open-label Phase 2 trial of MM-121 with paclitaxel in platinum resistant or refractory recurrent/advanced ovarian cancers. The estimated primary completion date for this this trial was the fourth quarter of 2014.

Non-small cell lung cancer

In February 2015, Merrimack initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121, in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic NSCLC.

Cross-Licensed Technology

The use of our antibody library that is part of our LFRP involves technology that we have cross-licensed with certain other biotechnology companies, including Affimed Therapeutics AG, Affitech A/S, Biosite, Inc. (now owned by Alere Inc.), Cambridge Antibody Technology Limited or CAT (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ltd. Under the terms of our cross-license agreement with CAT, we are required to make milestone and low single-digit royalty payments to CAT in connection with antibody products developed and commercialized by our licensees. These payments are passed through to CAT from our licensees. None of our other cross-license agreements contain financial obligations applicable to our LFRP licensees or collaborators.

HealthCare Royalty Partners

We have a loan agreement with an affiliate of HealthCare Royalty Partners (HC Royalty), which at December 31, 2014, had a principal balance of $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan. The loans bear interest at a rate of 12% per annum, payable quarterly. The loans will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the Loan, we entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP and the revenues generated through our licenses of the intellectual property related to the LFRP. The security agreement does not apply to KALBITOR, DX-2930 or any of our other internal drug development programs.

Under the terms of the loan agreement, we are required to repay the loans based on the annual net LFRP receipts. Until September 30, 2016, required payments are equal to the sum of 75% of the first $15.0 million in specified annual LFRP receipts and 25% of specified annual LFRP receipts over $15.0 million. After September 30, 2016, and until the maturity date or the complete repayment of the loans, HC Royalty will receive 90% of all specified LFRP receipts. If the HC Royalty portion of LFRP receipts for any quarter exceeds the interest for that quarter, the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the loans. If the HC Royalty portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash, at our election. Five years from the original issue dates of the Tranche A Loan and the Tranche B Loan, respectively, we are required to repay to HC Royalty all additional accumulated principal above the original loan amounts of $21.7 million and $58.8 million, respectively.

COMPETITION

We compete in the biopharmaceutical industry, which is characterized by continuous intense competition and rapid technological change. New developments occur and are expected to continue to occur constantly at a rapid pace. Discoveries or commercial developments by our competitors or others may render some or all of our technologies, products or potential products obsolete or non-competitive. In addition, many of our competitors have greater financial resources and experience than we do.

Our business is focused on HAE and other PKM disorders. Therefore, our principal competitors are companies that either are already marketing products in those indications or are developing new products for those indications, as described below.

For the treatment of HAE, our principal competitors include:

•	Manufacturers of anabolic androgenic steroids, including danazol, which have been used historically and are still used to treat a significant number of identified HAE patients prophylactically.

•	Shire plc— Shire markets its bradykinin receptor antagonist, known as FIRAZYR® (icatibant), which is administered subcutaneously. FIRAZYR is approved in the United States, Europe, and certain other countries for the treatment of acute HAE attacks in adult patients. The U.S. and EU labels allow for patients to self-administer FIRAZYR following training by their healthcare provider. FIRAZYR has orphan drug designations in the U.S. and Europe.

In 2014, Shire completed the acquisition of ViroPharma Inc., which markets CINRYZE®, an intravenously-administered, plasma-derived C1-esterase inhibitor. CINRYZE is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved product labeling for CINRYZE to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. Shire is conducting a Phase 1 trial evaluating subcutaneous administration of CINRYZE.

•	CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the U.S. for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved labeling for Berinert to include self-administration after proper training by a healthcare professional. Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE. CSL Behring announced in 2013 that they had commenced an international Phase 3 study of a volume-reduced subcutaneous formulation of C1-INH.

•	Salix Pharmaceuticals, Ltd.— RUCONEST® is a recombinant C1-esterase inhibitor, which is administered intravenously. RUCONEST was approved in 2014 and is commercialized in the U.S. for the treatment of acute angioedema attacks in adult and adolescent patients with HAE.

Other competitors for the treatment of HAE are companies that are developing small molecule plasma kallikrein inhibitors, including BioCryst Pharmaceuticals, Inc., which completed a Phase 2 clinical trial evaluating its investigational product for prophylaxis against HAE attacks.

Furthermore, we may also be subject to competition from companies that have acquired or may acquire other technologies from universities and other research institutions and this may affect our competitive position.

PATENTS AND PROPRIETARY RIGHTS

Our success is dependent upon our ability to obtain patent protection for our products and technologies, to defend and enforce our issued patents, including patents related to phage display, and to avoid the infringement of patents issued to others.

Our proprietary position in the field of phage display is based upon patent rights, technology, proprietary information, trade secrets and know-how. Our patents and patent applications related to specific aspects of our phage display libraries, including claiming our currently licensed antibody phage display libraries and methods of making and using such libraries, include issued patents in the United States, Europe, Australia, Canada, and Japan, and pending patent applications in the United States, Europe and other countries. These patent rights are expected to expire in 2021 or later (not including any term extension from the addition of patent term adjustment by the United States Patent and Trademark Office). Patent rights claiming our currently licensed antibody libraries include United States Patent No. 8,288,322, which expires February 10, 2023 and issued patents in Australia, Canada and Europe. We have filed a petition in the United States Patent Office and a civil action with the Eastern District of Virginia Alexandria Division for reconsideration and recalculation of the patent term adjustment for United States Patent No. 8,288,322 based on an erroneous calculation of the patent's term by the United States Patent Office. This action, which is expected to be successful based on a recent ruling by the United States Court of Appeals for the Federal Circuit could extend the patent's expiration date by 166 days. This case was remanded to the United States Patent and Trademark Office for recalculation of patent term adjustment. Additionally, patent rights claiming our currently licensed peptide libraries include issued patents in Canada, Japan and Europe. We have filed suit in the United States District Court for the District of Columbia to obtain a patent term adjustment for United States Patent No. 7,413,537 based on an erroneous calculation of the patent's term by the United States Patent Office. This action, which is expected to be successful based on recent rulings by the United States Court of Appeals for the Federal Circuit, could extend the patent's expiration date by at least 1,096 days extending the original expiry of November 29, 2012 to March 1, 2014.

With respect to KALBITOR (ecallantide), our patent rights include United States Patent No. 5,795,865, which will expire on August 18, 2015. Additionally, with respect to the following patents: 6,057,287 expires on August 18, 2015; 7,064,107 expires on June 6, 2023; 7,153,829 expires on July 2, 2023; 7,166,576 expires on September 27, 2024; 7,235,530 expires on September 27, 2024; 7,276,480 expires on December 1, 2023; 7,628,983 expires on February 11, 2015; 7,718,617, expires on August 26, 2024; 7,811,991 expires on February 26, 2024; 7,704,949 expires on June 6, 2023; 7,851,442 expires on September 9, 2023; 8,034,775 expires on June 6, 2023; 7,550,427 expires on August 30, 2024; 8,188,045 expires on June 6, 2023; 8,124,586 expires on June 6, 2023; 8,637,454 expires on April 5, 2030; and European Patent Nos. 0739355 expire on January 11, 2015; 1531791 expires on June 6, 2023; 1941867 expires on June 6, 2023; 1542710 expires on June 6, 2023; and 1663281 expires on August 30, 2024. In addition, there are issued patents in Australia, Canada and Japan that claim sequences of peptides that have human kallikrein inhibitory activity, including the sequence for KALBITOR, and polynucleotide sequences encoding these peptides, as well as methods of using such peptides.

For our other therapeutic product candidates, we file for patent protection on groups of antibodies, peptides and small proteins that we identify using phage display.

There are no legal challenges to our phage display patent rights or our other issued or pending patents in the United States. However, European Patent No. 1578903, a patent directed to certain phage display embodiments, which was recently under opposition at the European Patent Office, has been upheld with some amendments to the claims. This decision may be appealed. We cannot assure that additional challenges will not be brought in the future. We plan to protect our patent rights in a manner consistent with our product development and business strategies. If we bring legal action against an alleged infringer of any of our patents, we expect the alleged infringer to claim that our patent is invalid, not infringed, or not enforceable for one or more reasons, thus subjecting that patent to a judicial determination of infringement, validity and enforceability. In addition, in certain situations, an alleged infringer could seek a declaratory judgment of non-infringement, invalidity or unenforceability of one or more of our patents. We cannot be sure that we will have sufficient resources to enforce or defend our patents against any such challenges or that a challenge will not result in an adverse judgment against us or the loss of one or more of our patents. Uncertainties resulting from the initiation and continuation of any patent or related litigation, including those involving our patent rights, could have a material adverse effect on our ability to maintain and expand our licensing program and collaborations, and to compete in the marketplace.

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

GOVERNMENT REGULATION

The preclinical study and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, marketing and export, among other things, of our products and product candidates, including KALBITOR and those of our licensees, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act and the Biologics Price Competition and Innovation Act portion of the Patient Protection and Affordable Care Act of 2010. KALBITOR is regulated by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) and approval by FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, issuance of warning letters, product recalls, product seizures, total or partial suspension of production activities or distribution, fines and/or criminal prosecution.

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

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional risks related to country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain further approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

OUR CORPORATE INFORMATION

We are a Delaware corporation, incorporated in 1989, and we merged with Protein Engineering Corporation in 1995. Our principal executive offices are located at 55 Network Drive, Burlington, Massachusetts 01803, and our telephone number is (617) 225-2500. Our web site address is www.dyax.com.

Segment Information

We provide segment information in Note 1 to our Consolidated Financial Statements included in Item 8 of this report. We are incorporating that information into this section by this reference.

Employees

As of February 20, 2015, we had 124 employees, including 16 Ph.D.’s and/or M.D.’s. Approximately 49 of our employees are in research and development, and 75 in marketing, business development and administration. Our workforce is non-unionized, and we believe that our relations with employees are good.

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

We have incurred net losses on an annual basis since our inception. As of December 31, 2014 we had an accumulated deficit of approximately $545.8 million. We expect to incur additional net losses in 2015 and beyond, as our research, development, preclinical testing, clinical trial, manufacturing and commercial activities continue.

Currently, we generate a significant amount of our revenue from product sales and it is possible that we will never have substantially more product sales revenue. We also generate limited revenue from collaborators through royalties, license and milestone fees, and maintenance fees that we receive under the LFRP. To become profitable, we must either generate higher product sales from the commercialization of KALBITOR and other product candidates, such as DX-2930, increase receipts from our licensees’ product candidates in our LFRP, or reduce costs. It is possible that we will never have sufficient revenues to achieve or sustain future profitability.

Our revenues and operating results have fluctuated significantly in the past, and we expect this to continue in the future.

Our revenues and operating results have fluctuated significantly on a quarterly and year to year basis. We expect these fluctuations to continue in the future. Fluctuations in revenues and operating results will depend on many factors including:

•	the amount of future sales of KALBITOR, gross to net sales adjustments and costs to manufacture and commercialize the product;

•	the rate and consistency of KALBITOR treatments by certain individual patients that experience and treat frequent HAE attacks during a given period and over time;

•	the amount of future sales of KALBITOR ordered by the distribution channel in a given period;

•	the cost and timing of our research and development, manufacturing and commercialization activities;

•	the timing and results of the clinical trials for DX-2930;

•	the establishment of new collaboration and licensing arrangements;

•	the timing, receipt and amount of payments, if any, from current and prospective collaborators and licensees, including royalties and the completion of certain milestones by licensees with product candidates in the LFRP; and

•	the effect of revenue recognition and other generally accepted accounting principles.

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

We expect that existing cash, cash equivalents and short-term investments together with anticipated cash flow from product sales, royalties and existing product development, collaborations and license fees will be sufficient to support our current operations for at least the next twelve months.  Existing funds may be used to prepay some or all of the debt to HC Royalty, which would enable us to use cash flow from our LFRP to fund our research and development efforts.  We may need additional funds if our cash requirements exceed our current expectations, if we generate less revenue than we expect or, if we pursue additional product development.  We may seek additional funding through collaborative arrangements, public or private financings, or other means.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders.  If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

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

Our product sales depend on KALBITOR in the United States and whether physicians, patients and healthcare payers choose KALBITOR over alternative treatments. The continuing product sales of KALBITOR and our prospects for increasing product sales and cash flow will depend on multiple factors, including the following:

•	the number of patients with HAE who are diagnosed with the disease and identified to us;

•	the number of patients with HAE who may be treated with KALBITOR;

•	continued acceptance of KALBITOR in the medical community;

•	the frequency of HAE patients' use of KALBITOR to treat their acute attacks of HAE, in particular patients who experience and treat frequent HAE attacks, and the consistency with which these patients treat with KALBITOR over time;

•	HAE patients' ability to obtain and maintain sufficient coverage or reimbursement by third-party payers for the use of KALBITOR;

•	our ability to effectively market and distribute KALBITOR in the United States;

•	competition from other products approved for the treatment of HAE;

•	the maintenance of marketing approval of KALBITOR in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;

•	our maintenance of commercial manufacturing and distribution capabilities for KALBITOR through third-parties; and

•	our ability to maintain sufficient inventories to supply KALBITOR for patient use.

If we are unable to continue sales of KALBITOR in the United States and commercialize ecallantide in additional countries or if we are significantly delayed or limited in doing so, our results of operations and business prospects would be adversely affected.

KALBITOR sales are dependent, in part, on the usage by a small number of patients who treat frequent HAE attacks.

Among the spectrum of patients for whom KALBITOR is prescribed, there is a small patient population who experience and treat frequent attacks.  Usage by these patients contributes significantly to the revenues generated by KALBITOR.  Consequently, a reduction in the number of these patients or the frequency with which they treat attacks may have a material adverse effect on KALBITOR sales and may also result in volatility in our quarterly revenues.

If HAE patients are unable to obtain and maintain reimbursement for KALBITOR from government health administration authorities, private health insurers and other organizations, KALBITOR may be too costly for regular use and our ability to generate product sales would be harmed.

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount. KALBITOR is more expensive than many drug treatments and most patients require some form of third party insurance coverage, patient financial assistance provided by us or by a charitable foundation in order to afford its cost. Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or any other country specific governmental organizations, to defray the cost of KALBITOR. If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or impose restrictions on the level of coverage and reimbursement greater than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

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

We compete in the biopharmaceutical industry, which is characterized by continuous intense competition and rapid technological change. New developments occur and are expected to continue to occur constantly at a rapid pace. Discoveries or commercial developments by our competitors or others may render some or all of our technologies, products or potential products obsolete or non-competitive. In addition, many of our competitors have greater financial resources and experience than we do.

Our business is focused on HAE and other PKM disorders. Therefore, our principal competitors are companies that either are already marketing products in those indications or are developing new products for those indications, as described below.

For the treatment of HAE, our principal competitors include:

•	Manufacturers of anabolic androgenic steroids, including danazol, which have been used historically and are still used to treat a significant number of identified HAE patients prophylactically.

•	Shire plc— Shire markets its bradykinin receptor antagonist, known as FIRAZYR® (icatibant), which is administered subcutaneously. FIRAZYR is approved in the United States, Europe, and certain other countries for the treatment of acute HAE attacks in adult patients. The U.S. and EU labels allow for patients to self-administer FIRAZYR following training by their healthcare provider. FIRAZYR has orphan drug designations in the U.S. and Europe.

In 2014, Shire completed the acquisition of ViroPharma Inc., which markets CINRYZE®, an intravenously-administered, plasma-derived C1-esterase inhibitor. CINRYZE is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved product labeling for CINRYZE to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. ViroPharma has also received approval in the EU where the product is approved for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. Shire is conducting a Phase 1 trial evaluating subcutaneous administration of CINRYZE.

•	CSL Behring— CSL Behring markets a plasma-derived C1-esterase inhibitor, known as Berinert®, which is administered intravenously. Berinert is approved in the U.S. for the treatment of acute abdominal, facial or laryngeal attacks of HAE in adults and adolescents, and has orphan drug designation from the FDA. The FDA has also approved labeling for Berinert to include self-administration after proper training by a healthcare professional. Berinert is also approved in the EU, Japan and several rest-of-world markets for the treatment of acute attacks of HAE. CSL Behring announced in 2013 that they had commenced an international Phase 3 study of a volume-reduced subcutaneous formulation of C1-INH.

•	Salix Pharmaceuticals, Ltd.— RUCONEST® is a recombinant C1-esterase inhibitor, which is administered intravenously. RUCONEST is commercialized in the U.S. for the treatment of acute angioedema attacks in adult and adolescent patients with HAE.

Other competitors for the treatment of HAE are companies that are developing small molecule plasma kallikrein inhibitors, including BioCryst Pharmaceuticals, Inc., which completed a Phase 2 clinical trial evaluating its investigational product for prophylaxis against HAE attacks.

Furthermore, we may also be subject to competition from companies that have acquired or may acquire other technologies from universities and other research institutions and this may affect our competitive position.

We are dependent on a single contract manufacturer to produce ecallantide drug substance and another to fill, label and package ecallantide drug product into the final form, which may adversely affect our ability to commercialize KALBITOR.

We currently rely on Fujifilm to produce the bulk drug substance used in the manufacture of KALBITOR. Ecallantide drug substance is filled, labeled and packaged into the final form of KALBITOR drug product by JHS under a commercial supply agreement. Our business faces risks of difficulties with, and interruptions in, performance by Fujifilm or JHS, the occurrence of which could adversely impact the availability and/or sales of KALBITOR in the future. The failure of Fujifilm or JHS to supply manufactured product on a timely basis or at all, or to manufacture our drug substance in compliance with our specifications or applicable quality requirements or in volumes sufficient to meet demand could adversely affect our ability to sell KALBITOR, could harm our relationships with collaborators or customers and could negatively affect our revenues and operating results. If the operations of Fujifilm or JHS are disrupted, we may be forced to identify, secure and validate alternative sources of supply, which may be unavailable on commercially acceptable terms, may cause delays in our ability to deliver products to customers, may increase our costs and negatively affect our operating results.

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

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018. In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2015 and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through mid-2017. These estimates are subject to changes in market conditions and other factors beyond our control. If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our results of operations and business prospects.

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

We are required to report any serious and unexpected adverse experiences and certain quality problems with KALBITOR to the FDA and other health agencies. We, the FDA or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems, including previously unreported toxicities, with KALBITOR or its manufacturer may result in updates to the product label, restrictions on KALBITOR commercialization and the manufacturer or manufacturing facility, including withdrawal of KALBITOR from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed.

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

The testing, manufacturing, marketing and sale of drugs for use in humans exposes us to product liability risks. Side effects and other problems from using KALBITOR could:

•	lessen the frequency with which physicians decide to prescribe KALBITOR;

•	encourage physicians to stop prescribing KALBITOR to their patients who previously had been prescribed KALBITOR;

•	cause serious adverse events and give rise to product liability claims against us; and

•	require us to withdraw or recall KALBITOR from the marketplace.

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

We have hired sales and marketing professionals for the commercialization of KALBITOR throughout the United States. Even with these sales and marketing personnel, we may not have the necessary size and experience of the sales and marketing force and the appropriate distribution capabilities necessary to successfully market and sell KALBITOR. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with maintaining the sales force and distribution capabilities may be disproportional compared to the revenues we may be able to generate on sales of KALBITOR. We cannot guarantee that we will be successful in commercializing KALBITOR and a failure to do so would adversely affect our results of operations and business prospects.

The timing of sales to our distributors and the amount of KALBITOR they keep as inventory have a significant impact on the amount of our product sales in a particular reporting period and we may not be able to accurately predict future purchases by our distributors.

Our sales of KALBITOR are made primarily to a limited network of distributors, which, in turn, resell KALBITOR to end user customers. Product in the distribution channel consists of supply held by these distributors. Our product sales in a particular period may be affected by increases or decreases in the distribution channel inventory levels. While we attempt to assist our distributors in maintaining targeted inventory levels of KALBITOR, we may not be successful in achieving those targeted levels. Attempting to assist our distributors in maintaining targeted inventory levels of KALBITOR involves the exercise of judgment and use of assumptions about future uncertainties including end user customer demand and, as a result, actual demand may differ from our estimates.

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

We are required to calculate and report certain pricing data to the U.S. federal government in connection with federal drug pricing programs. Compliance with these federal drug pricing programs is a pre-condition to (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) the procurement of our products by the Department of Veterans Affairs, and by covered entities under the federal government’s drug pricing program administered under Section 340B of the Public Health Services Act, referred to as the 340B program. The pricing data reported are used as the basis for establishing contracts for sales to the Department of Veterans Affairs, the Section 340B program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical manufacturers have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government that resulted in overcharges under these programs. The rules governing the calculation of certain reported prices are highly complex. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal price calculations, the process for making the required calculations involves some subjective judgments and the risk of errors always exists, and this creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, results of operations and business prospects.

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

We have identified only a few vendors with facilities that would be capable of producing material for preclinical, clinical studies and for commercial purposes. We cannot be assured that they will be able to supply sufficient clinical materials on a timely basis during the clinical development or commercialization of our biopharmaceutical candidates, including DX-2930. Reliance on third-party manufacturers entails risks which we would not be subject to if we manufactured product candidates ourselves. These risks include reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of DX-2930 or any of our product candidates.

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

Governments in countries outside the United States also regulate drugs distributed in such countries and facilities in such countries where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products. We may not receive regulatory approval for ecallantide in countries other than the United States on a timely basis, if ever. Even if approval is granted in any such country, the approval may require limitations on the indicated uses for which the drug may be marketed. Failure to obtain regulatory approval for ecallantide in territories outside the United States could have an adverse effect on our business prospects.

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

We and our licensees and partners conduct research, preclinical testing and clinical trials for our product candidates. These activities are subject to extensive regulation by numerous state and federal governmental authorities in the United States, such as the FDA, as well as foreign countries, such as the EMA in European countries, Canada and Australia. We are required in the United States and in foreign countries to obtain approval from those countries' regulatory authorities before we can manufacture (or have our third-party manufacturers produce), market and sell our products in those countries. The FDA and other United States and foreign regulatory agencies have substantial authority to fail to approve commencement of, suspend or terminate clinical trials, require additional testing and delay or withhold registration and marketing approval of our product candidates.

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

If regulatory authorities determine that we or our licensees or partners or vendors conducting research and development activities on our behalf have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, then they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we will not be able to market and sell it. If we were unable to market and sell our product candidates, our results of operations and business prospects would be adversely affected.

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

These types of product liability claims may result in, but are not limited to, the following:

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

We cannot be assured we will be able to maintain our current licensing and collaborative efforts, nor can we assure the success of any current or future licensing and collaborative relationships. An inability to work successfully with current licensees and collaborators, or failure of any significant portion of our LFRP related licensing and collaborative efforts would result in an adverse impact on our business, operating results and financial condition.

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

We seek affirmative rights of license or ownership under existing patent rights relating to phage display technology of others. For example, through our patent licensing program, we have secured a limited freedom to practice some of these patent rights pursuant to our standard license agreement, which contains a covenant by the licensee that it will not sue us under certain of the licensee's phage display improvement patents. We cannot guarantee that we will be successful in enforcing any agreements from our licensees, including agreements not to sue under their phage display improvement patents, or in acquiring similar agreements in the future, or that we will be able to obtain commercially satisfactory licenses to the technology and patents of others. If we cannot obtain and maintain these licenses and enforce these agreements, this could have an adverse impact on our business.

Proceedings to obtain, enforce or defend patents and to defend against charges of infringement are time consuming and expensive activities. Unfavorable outcomes in these proceedings could limit our patent rights and our activities, which could materially affect our business.

Obtaining, protecting and defending against patent and proprietary rights can be expensive. For example, if a competitor files a patent application claiming technology also invented by us, we may have to participate in an expensive and time-consuming interference proceeding before the United States Patent and Trademark Office to address who was first to invent the subject matter of the claim and whether that subject matter was patentable. Moreover, an unfavorable outcome in an interference proceeding could require us to cease using the technology or attempt to license rights to it from the prevailing party. Our business would be harmed if a prevailing third party does not offer us a license on terms that are acceptable to us. We may also be forced to respond to third party challenges to our patents in patent offices around the world.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at December 31, 2014. The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

We are highly dependent on qualified scientific and management personnel, and we face intense competition from other companies and research and academic institutions for qualified personnel. If we lose an executive officer, a manager of one of our principal business units or research programs, or a significant number of any of our staff or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes may be delayed which would have an adverse effect on our business, results of operations and financial condition.

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

We may be unable to make any future acquisitions in an effective manner. In addition, the ownership represented by the shares of our common stock held by our existing stockholders will be diluted if we issue equity securities in connection with any acquisition. If we make any significant acquisitions using cash we may be required to use a substantial portion of our available cash. If we issue debt securities to finance acquisitions, then the debt holders could have rights senior to the holders of shares of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our shares of common stock. Acquisition financing may not be available on acceptable terms, or at all. We may be required to amortize significant amounts of intangible assets in connection with future acquisitions. We might also have to recognize significant amounts of goodwill that will have to be tested periodically for impairment. These amounts could be significant, which could adversely affect our operating results.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We lease approximately 45,000 square feet of space in Burlington, Massachusetts in a facility which serves as our corporate headquarters and laboratory facility. Our lease will expire in 2022, and we have an option to extend our lease for an additional five year term. We have provided the lessor with a Letter of Credit of $1.1 million.

ITEM 3.        LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol DYAX. As of February 23, 2015, there were approximately 113 common stockholders of record.

The following table sets forth, the high and low selling prices for our common stock as reported on NASDAQ Global Market for the periods indicated:

	High	Low
Fiscal year ended December 31, 2014
First Quarter	$10.99	$7.26
Second Quarter	$10.07	$6.05
Third Quarter	$11.01	$8.09
Fourth Quarter	$15.70	$9.19

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$4.39	$2.82
Second Quarter	$4.50	$2.26
Third Quarter	$7.07	$3.46
Fourth Quarter	$9.29	$6.13

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. The selected consolidated financial data at December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012 have been prepared from our audited financial statements included in this Form 10-K. The selected consolidated financial data at December 31, 2012, 2011 and 2010, and for the years ended December 31, 2011 and 2010, have been prepared from our audited financial statements not included in this Form 10-K.

	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Product sales, net	$68,272	$40,526	$39,783	$22,884	$8,835
Development and license fees	9,669	13,400	14,867	25,853	42,564
Royalty revenue	3,782	—	—	—	—
Total revenues	81,723	53,926	54,650	48,737	51,399

Cost of product sales	4,706	2,688	2,152	1,223	505
Cost of royalties	1,891	—	—	—	—
Research and development expenses	35,942	29,695	30,028	34,676	31,522
Selling, general and administrative expenses	40,419	38,742	39,915	37,740	33,583
Restructuring costs	—	—	1,440	—	—
Total operating expenses	82,958	71,125	73,535	73,639	65,610
Loss from operations	(1,235)	(17,199)	(18,885)	(24,902)	(14,211)
Other expense, net	(10,643)	(10,578)	(10,380)	(9,697)	(10,292)
Net loss	$(11,878)	$(27,777)	$(29,265)	$(34,599)	$(24,503)
Basic and diluted net loss per share	$(0.09)	$(0.26)	$(0.30)	$(0.35)	$(0.26)
Shares used in computing basic and diluted net loss per share	133,367,963	108,539,613	98,991,056	98,731,289	93,267,850

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,392	$68,085	$20,018	$31,468	$18,601
Short-term investments	165,260	43,296	9,028	26,036	58,783
Working capital	186,525	104,824	24,431	48,186	67,869
Total assets	217,133	134,207	55,486	83,375	92,431
Long-term obligations	82,165	81,979	78,992	75,372	56,474
Accumulated deficit	(545,841)	(533,963)	(506,186)	(476,921)	(442,322)
Total stockholders' equity (deficit)	105,803	26,322	(51,560)	(27,399)	2,633

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

We develop and commercialize treatments for HAE and are working to identify additional disorders that are mediated by plasma kallikrein.

We discovered and developed KALBITOR, a plasma kallikrein inhibitor, and are selling it in the United States for the treatment of acute attacks of HAE. Additionally, we discovered and are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which we believe is a candidate to treat HAE prophylactically. The safety, tolerability, and kallikrein inhibition results from our Phase 1a clinical study in healthy volunteers supported the advancement of DX-2930 into a Phase 1b study in HAE patients for which dosing was completed in January 2015.

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. We intend to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio

We have a portfolio of product candidates being developed by licensees using our phage display technology. This portfolio currently includes one approved product, CYRAMZA (ramucirumab) which is marketed by Lilly, and multiple product candidates in various stages of clinical development for which we are eligible to receive future royalties and/or milestone payments.

RESULTS OF OPERATIONS

Revenues. Total revenues for 2014 were $81.7 million, compared with $53.9 million in 2013 and $54.7 million in 2012.

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

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. Product sales, net of discounts and allowances, were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Gross product sales	$75,680	$46,309	$43,251

Prompt pay and other discounts.	(3,593)	(2,549)	(1,722)
Government rebates, chargebacks and patient assistance	(3,504)	(3,230)	(1,243)
Returns	(311)	(4)	(503)
Total product sales allowances	(7,408)	(5,783)	(3,468)
Product sales, net	$68,272	$40,526	$39,783

Product sales allowances, as a percent of gross product sales	9.8%	12.5%	8.0%

The change in net sales between 2014 and 2013 was due to several factors:

●	Sales represented by patient demand units increased in 2014 by approximately $17.1 million, a 39% increase over 2013. This growth reflects higher KALBITOR utilization rates particularly for certain individual patients who experience and treat frequent HAE attacks;
●	While there were no substantial distributor channel adjustments during 2014, adjustments that occurred during 2013 reduced the comparable 2013 net sales by approximately $3.4 million; and
●	KALBITOR price increases and lower gross to net sales adjustments, increased 2014 net sales by approximately $7.3 million.

The change in net sales between 2013 and 2012 was due to several offsetting factors:

●	Sales represented by patient demand units increased in 2013 by approximately $5.8 million, a 16% increase over 2012;
●	Distributor channel adjustments reduced comparable 2013 net sales by approximately $7.7 million; and
●	A KALBITOR price increase, offset by higher gross to net sales adjustments, increased 2013 net sales by approximately $2.6 million.

Development and License Fees. We derive revenues from licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from year-to-year due to the timing of the clinical activities of our collaborators and licensees. This revenue was $9.7 million in 2014, $13.4 million in 2013 and $14.9 million in 2012.

Development and license fee revenue recognized under our agreement, as amended, with Sigma-Tau, included contra-revenue of $1.1 million in 2013, and revenue of $204,000 in 2012. The contra-revenue recorded in 2013 was associated with the termination of the Sigma-Tau agreement (see Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Significant Transactions – Sigma-Tau).

Development and license fee revenue recognized under our agreement with CMIC was $2.6 million and $755,000 in 2013 and 2012, respectively. The higher amount in 2013 was primarily associated with the termination of the CMIC agreement (see Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Significant Transactions – CMIC).

Royalty Revenue. 2014 was the first year in which we recorded royalty revenue of $3.8 million based on Lilly’s sales of CYRAMZA for the year. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. Upon initial commercialization of CYRAMZA in the second quarter of 2014, we recognized royalty revenue one quarter in arrears from the related sales, as we were not able to determine royalty revenue until we received these reports. Beginning with the fourth quarter of 2014, we have recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties. We incurred costs associated with product sales of $4.7 million, $2.7 million and $2.2 million in 2014, 2013 and 2012, respectively. Cost of product sales primarily includes the cost of testing, filling, packaging and distributing the KALBITOR product, as well as a royalty due on net sales of KALBITOR.

Costs associated with the manufacture of KALBITOR prior to FDA approval were previously expensed when incurred, and accordingly are not included in the cost of product sales during 2012. In 2013, KALBITOR sales were comprised of a combination of product manufactured both prior to and following FDA approval. Therefore, the cost of product sales reflects a portion but not all of the KALBITOR manufacturing cost. Utilizing the average cost per unit of KALBITOR manufactured after regulatory approval, cost of product sales with these manufacturing costs included for 2013 and 2012 would have approximated $2.9 million, $3.1 million, respectively. In 2014, the cost of product sales reflects the full KALBITOR manufacturing cost.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. 2014 was the first year in which there was royalty income and a corresponding cost of royalties in the amount of $1.9 million.

Research and Development. Our research and development expenses are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
DX-2930 and other research and development	$23,928	$14,039	$12,070
KALBITOR medical support and development	7,095	10,985	16,371
LFRP license fees and development and regulatory milestone pass-throughs	4,919	4,671	1,587
Total	$35,942	$29,695	$30,028

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilence activities, fees paid and costs reimbursed to outside parties to conduct research and clinical trials, costs of post-approval studies and commitments and KALBITOR life cycle management.

The change in research and development expenses during 2014 compared to 2013 was primarily due to higher additional costs associated with the development of DX-2930, our candidate to treat HAE prophylactically. These increases were offset by lower costs associated with KALBITOR’s medical support and development, including drug substance costs of $940,000 expensed in 2013 for KALBITOR inventory utilized in a reformulation program.

The 2013 increase in DX-2930 and other research and development costs compared to 2012 was due primarily to the pre-clinical and clinical activities for DX-2930. KALBITOR development costs decreased in 2013 compared to 2012 primarily due to the discontinuation during 2012 of the clinical study of the use of ecallantide for the treatment of ACE-inhibitor-induced angioedema.

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

Selling, general and administrative expenses were $40.4 million in 2014 compared to $38.7 million in 2013 and $39.9 million in 2012. The 2014 increase in selling, general and administrative expenses is due to an increase in external sales and marketing activities. Additionally, we recorded non-cash stock-based compensation expense of $4.5 million, $3.8 million and $2.7 million, for each of 2014, 2013 and 2012, respectively.

The 2013 decrease in selling, general and administrative expenses from 2012 was due to reduced infrastructure supporting KALBITOR commercial efforts, primarily sales and marketing programs, as well as lower legal expenses to protect our intellectual property.

Included in selling, general and administrative expenses were costs for KALBITOR patient support services performed by our distributors of $744,000, $2.1 million and $1.9 million for each of 2014, 2013 and 2012, respectively.

We do not anticipate a significant change in the trend for selling, general and administrative expenses in 2015.

Restructuring. In 2012, we implemented a realignment of our business which included a workforce reduction. As a result, we recorded restructuring charges of approximately $1.4 million.

Interest Expense. Interest expense, which primarily arises from our loan arrangement with HC Royalty, was $10.9 million, $10.8 million and $10.5 million in 2014, 2013 and 2012, respectively. Interest expense is recorded using the effective interest rate method. The effective interest rate in 2014 was approximately 12.5% compared to approximately 12.6% in 2013 and 13.0% in 2012.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2014, the net loss was $11.9 million, or $0.09 per share, as compared to $27.8 million, or $0.26 per share, in 2013, and $29.3 million, or $0.30 per share, in 2012.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$19,392	$68,085
Short-term investments	165,260	43,296
Total cash, cash equivalents and investments	$184,652	$111,381

The following table summarizes our cash flow activity:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash used in operating activities	$(8,611)	$(15,816)	$(28,482)
Net cash (used in) provided by investing activities	(123,132)	(34,808)	14,343
Net cash provided by financing activities	83,050	98,691	2,689
Net (decrease) increase in cash and cash equivalents	$(48,693)	$48,067	$(11,450)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt. Through December 31, 2014, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP. In addition, we generate funds from product sales, royalties and development and license fees. Our excess cash is currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities.

In 2014, a principal use of cash in our operations was to fund our $11.9 million net loss. Of this net loss, certain costs were non-cash charges, such as stock-based compensation expense of $7.3 million and depreciation and amortization costs of $1.5 million. In addition to non-cash charges, we also had cash outflows due to changes in working capital totaling $6.2 million that included an increase in accounts receivable of $5.0 million and an increase in prepaid expenses and other assets of $5.4 million, principally deposits on KALBITOR manufacturing planned for 2015. These increases are offset by an increase in accounts payable and other accrued expenses of $4.2 million and a decrease in total inventory of $1.2 million.

In 2013, the principal use of cash in our operations was to fund our $27.8 million net loss. Of this net loss, certain costs were non-cash charges, such as stock-based compensation expense of $5.4 million and depreciation and amortization costs of $891,000. In addition to non-cash charges, we also had cash inflows due to changes in working capital totaling $1.1 million that included a decrease in accounts receivable of $1.0 million, an increase in accounts payable and other accrued expenses of $1.9 million, a decrease in inventory of $1.6 million and a decrease in deferred revenue of $3.8 million, primarily due to revenue recognized from the termination of the CMIC agreement that was previously deferred.

In 2012, the principal use of cash in our operations was to fund our $29.3 million net loss. Of this net loss, certain costs were non-cash charges, such as stock-based compensation expense of $3.6 million and depreciation and amortization costs of $1.1 million. In addition to non-cash charges, we also had cash outflows due to changes in working capital totaling $6.5 million, which included an increase in inventory of $2.9 million, an increase in prepaid and other assets of $2.8 million and a decrease in deferred revenue of $4.1 million, primarily associated with revenue recognized for LFRP licenses that was previously deferred.

Investing Activities.

Our investing activities for 2014 primarily consisted of the purchase of investments totaling $124.6 million, partially offset by the maturity of $2.0 million of investments. We purchased fixed assets in 2014 totaling $568,000.

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

Financing Activities.

Our financing activities for 2014 primarily consisted of receipt of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock, as well as proceeds from the exercise of stock options totaling $4.3 million. Repayment of long-term debt for 2014 totaled $931,000.

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

We expect that existing cash, cash equivalents and short-term investments together with anticipated cash flow from product sales, royalties and existing product development, collaborations and license fees will be sufficient to support our current operations for at least the next twelve months.  Existing funds may be used to prepay some or all of the debt to HC Royalty, which would enable us to use cash flow from our LFRP to fund our research and development efforts.  We may need additional funds if our cash requirements exceed our current expectations, if we generate less revenue than we expect or, if we pursue additional product development.  We may seek additional funding through collaborative arrangements, public or private financings, or other means.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders.  If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

HealthCare Royalty Partners

At December 31, 2014, the aggregate principal amount of our loan with HC Royalty was $84.5 million, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan. The loans bear interest at a rate of 12% per annum, payable quarterly. The loans will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the loans, we entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated through our licenses of the intellectual property related to the LFRP. The security agreement does not apply to our internal drug development or to any of our co-development programs for HAE.

Under the terms of the loan agreement, we are required to repay the loans based on the annual net LFRP receipts. Until September 30, 2016, required payments are equal to the sum of 75% of the first $15.0 million in specified annual LFRP receipts and 25% of specified annual LFRP receipts over $15.0 million. After September 30, 2016, and until the maturity date or the complete repayment of the loans, HC Royalty will receive 90% of all specified LFRP receipts. If the HC Royalty portion of LFRP receipts for any quarter exceeds the interest for that quarter, then the principal balance will be reduced. Any unpaid principal will be due upon the maturity of the loans. If the HC Royalty portion of LFRP revenues for any quarterly period is insufficient to cover the cash interest due for that period, the deficiency may be added to the outstanding principal or paid in cash, at our election. In December 2016, we must repay to HC Royalty all additional accumulated principal above the original Tranche A Loan and Tranche B Loan amounts of $21.7 million and $58.8 million, respectively.

Tranche A Loan

Under the terms of the loan agreement, we received a loan of $20 million (Tranche A Loan) in 2011 and a commitment to refinance the amounts outstanding under our 2009 amended and restated loan agreement (the 2009 loan agreement) at an interest rate of 12% in August 2012.

Upon execution of the Tranche A Loan, the terms of the Original Loans (defined below) were determined to be modified under ASC 470. Accordingly, during the years ended December 31, 2014, 2013 and 2012, interest expense on the Loan is being recorded in our financial statements at an effective interest rate of 12.5%, 12.6% and 13.0%, respectively.

Upon modification of the debt arrangement, the note payable balance related to the Tranche A Loan was reduced by $193,000 to reflect payment of legal fees in conjunction with the loan; these fees are being accreted over the life of the Loan, through August 2018.

Tranche B Loan

When we completed the loan agreement in August 2012, we borrowed approximately $57.6 million (Tranche B Loan) to refinance our loan under the 2009 loan agreement on the same terms as the Tranche A Loan.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our total contractual obligations, including principal and interest, at December 31, 2014, aggregated by type:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
		(In thousands)
Note Payable (1)	$120,109	$10,327	$11,812	$27,192	$70,778	$—	$—
Royalty pass-through obligations (2)	840	840	—	—	—	—	—
Leasehold improvement arrangements	692	98	98	98	98	98	202
Operating lease obligations	12,123	1,613	1,693	1,701	1,764	1,678	3,674
Total contractual obligations	$133,764	$12,878	$13,603	$28,991	$72,640	$1,776	$3,876

(1)	These amounts represent projected future principal and interest payments to HC Royalty based on our current LFRP projections, which are subject to uncertainties based on the timing and amounts of cash receipts under the LFRP. See Notes to the Financial Statements, Note 8 of Item 8 "Financial Statements and Supplementary Data".

(2)	These amounts represent accrued pass-through fees under a cross-license agreement related to 2014 royalty revenue. We owe low single-digit royalty payments on sales of commercial products developed using our cross-licensed technologies.

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

We evaluate all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. If VSOE or VOE is not available to determine the fair value of a deliverable, we determine the best estimate of selling price associated with the deliverable. The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on relative fair value.

VSOE is based on the price charged when an element is sold separately and represents the actual price charged for that deliverable. When VSOE cannot be established, we attempt to establish the selling price of the elements of a license arrangement based on VOE. VOE is determined based on third party evidence for similar deliverables when sold separately. In circumstances when we charge a licensee for pass-through costs paid to external vendors for development services, these costs represent VOE.

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

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, it determined the period over which the performance obligations would be completed. Revenue is recognized using either an efforts-based or time-based (i.e. straight line) proportional performance method. We recognize revenue using an efforts-based proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance.

If we cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement is recognized on a straight-line basis over the period we are expected to complete our performance obligations.

Many of our collaboration agreements entitle it to additional payments upon the achievement of performance-based milestones. For all milestones achieved prior to 2011, substantive milestones were included in our revenue model when achievement of the milestone was met. Milestones that were tied to regulatory approval were not considered probable of being achieved until such approval was received. All milestones achieved after January 1, 2011 which are determined to be substantive milestones are recognized as revenue in the period in which they are met in accordance with Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition – Milestone Method. Milestones tied to counter-party performance are not included in our revenue model until the performance conditions are met. Milestones determined to be non-substantive are allocated to each unit of accounting within an arrangement when met. The allocation of the milestone to each unit is based on relative value and revenue related to each unit is recognized accordingly.

Royalty revenue is recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement.

Costs of revenues related to product development and license fees are classified as research and development in the consolidated statements of operations and comprehensive loss.

Library Licenses. Standard terms of the proprietary phage display library agreements generally include non-refundable signing fees, license maintenance fees, development milestone payments, product license payments and royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight-line basis over the term of the agreement. As milestones are achieved under a phage display library license, a portion of the milestone payment, equal to the percentage of the performance period completed when the milestone is achieved, multiplied by the amount of the milestone payment, will be recognized. The remaining portion of the milestone will be recognized over the remaining performance period on a straight-line basis. If we have no future obligations under the license, milestone payments under these license arrangements are recognized when the milestone is achieved. Product license payments are recognized as revenue when the license is issued if we have no future obligations under the agreement. If there are future obligations under the agreement, product license payments are recognized as revenue only to the extent of the fair value of the license. Amounts paid in excess of fair value are recognized in a manner similar to milestone payments. Royalty revenue is recognized upon the sale of the related products provided we have no remaining performance obligations under the arrangement.

Patent Licenses. Under the LFRP we previously licensed our phage display patents on a non-exclusive basis to third parties for use in connection with the research and development of therapeutic, diagnostic, and other products. The last of these patents expired in November 2012. Even after patent expiration, we generally remain eligible under these patent licenses to receive milestones and/or royalties for products discovered prior to patent expiration, although certain existing patent licenses will no longer have a royalty obligation. We do not expect the expiration of these patents to have a material impact on our LFRP business.

Standard terms of the patent rights agreements include non-refundable signing fees, non-refundable license maintenance fees, development milestone payments and/or royalties on product sales. Signing fees and maintenance fees are generally recognized on a straight line basis over the term of the agreement or through the date of patent expiry, if shorter, except that in the case of perpetual patent licenses for which fees were recognized immediately if it was determined that we have no future obligations under the agreement and the payments were made upfront. As we have no remaining performance obligations under their patent license agreements, milestones are recognized as revenue in the period in which the milestone is achieved, and royalty revenue is recognized upon the sale of the related products.

Royalty Revenue. Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured. In circumstances when royalty revenue for a specific reporting period has not been communicated by the licensee through a royalty report or other direct means, we use the best publicly available data to determine estimated royalties for the period.  If we do not have the ability to estimate royalty revenue in the period incurred, revenue is recognized when the appropriate information is available.

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

For a discussion of new accounting pronouncements, see Item 8, Financial Statements and Supplemental Data, Notes to Consolidated Financial Statements, Note 2, Accounting Policies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Fluctuation Risk. Our cash and cash equivalents as of December 31, 2014 consisted of cash, money market and U.S. Treasury funds. The primary objective of our investment activities are to preserve principal and provide liquidity. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As the instruments in our portfolio are short-term in duration, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operation.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dyax Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Dyax Corp. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2015

Dyax Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,392	$68,085
Short-term investments	165,260	43,296
Accounts receivable, net	12,221	6,506
Inventory	4,504	2,827
Other current assets	7,053	1,618
Total current assets	208,430	122,332
Fixed assets, net	4,631	4,960
Restricted cash	1,100	1,100
Other assets	2,972	5,815
Total assets	$217,133	$134,207
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,373	$12,542
Current portion of deferred revenue	3,373	2,686
Current portion of long-term obligations	—	468
Other current liabilities	1,159	1,812
Total current liabilities	21,905	17,508
Deferred revenue	4,201	5,335
Note payable	82,165	81,516
Long-term obligations	—	463
Deferred rent and other long-term liabilities	3,059	3,063
Total liabilities	111,330	107,885
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 and 41,418 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 136,662,175 and 121,704,480 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,367	1,217
Additional paid-in capital	650,249	559,065
Accumulated deficit	(545,841)	(533,963)
Accumulated other comprehensive income	28	3
Total stockholders' equity	105,803	26,322
Total liabilities and stockholders' equity	$217,133	$134,207

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$68,272	$40,526	$39,783
Development and license fees	9,669	13,400	14,867
Royalty revenue	3,782	—	—
Total revenues	81,723	53,926	54,650

Costs and expenses:
Cost of product sales	4,706	2,688	2,152
Cost of royalty revenue	1,891	—	—
Research and development	35,942	29,695	30,028
Selling, general and administrative	40,419	38,742	39,915
Restructuring	—	—	1,440
Total costs and expenses	82,958	71,125	73,535
Loss from operations	(1,235)	(17,199)	(18,885)
Other income (expense):
Interest and other income	274	214	111
Interest expense	(10,917)	(10,792)	(10,491)
Total other expense, net	(10,643)	(10,578)	(10,380)
Net loss	(11,878)	(27,777)	(29,265)
Other comprehensive loss:
Unrealized gain (loss) on investments	25	(3)	(1)
Comprehensive loss	(11,853)	(27,780)	(29,266)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders	$(0.09)	$(0.26)	$(0.30)
Shares used in computing basic and diluted net loss per share	133,367,963	108,539,613	98,991,056

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except share data)

							Accumulated
	Common Stock		Preferred Stock		Additional		Other
		Par		Par	Paid-in	Accumulated	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Income	Total
Balance at December 31, 2011	98,798,065	$988	—	$—	$448,527	$(476,921)	$7	$(27,399)
Common stock issued under stock plans	684,564	7	—	—	1,435	—	—	1,442
Share-based compensation expense	—	—	—	—	3,663	—	—	3,663
Unrealized loss on investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(29,265)	—	(29,265)
Balance at December 31, 2012	99,482,629	995	—	—	453,625	(506,186)	6	(51,560)
Common stock issued under stock plans	2,199,688	22	—	—	5,338	—	—	5,360
Sale of common and preferred stock	19,517,060	195	41,418	—	93,580	—	—	93,775
Exercise of warrants	233,438	2	—	—	(2)	—	—	—
Other issuance of common stock	271,665	3	—	—	1,073	—	—	1,076
Share-based compensation expense	—	—	—	—	5,451	—	—	5,451
Unrealized loss on investments	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(27,777)	—	(27,777)
Balance at December 31, 2013	121,704,480	1,217	41,418	—	559,065	(533,963)	3	26,322
Common stock issued under stock plans	1,615,895	16	—	—	4,257	—	—	4,273
Sale of common stock	9,200,000	92	—	—	79,616	—	—	79,708
Preferred stock conversion to common stock	4,141,800	42	(41,418)	—	(42)	—	—	—
Share-based compensation expense	—		—	—	7,353	—	—	7,353
Unrealized gain on investments	—		—	—	—	—	25	25
Net loss	—		—	—	—	(11,878)	—	(11,878)
Balance at December 31, 2014	136,662,175	$1,367	—	$—	$650,249	$(545,841)	$28	$105,803

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,878)	$(27,777)	$(29,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of investment premium/discount	639	30	64
Depreciation and amortization of fixed assets and intangible assets	868	861	1,060
Non-cash interest expense	649	3,455	2,784
Gain on disposal of fixed assets	—	—	(110)
Share-based compensation expense	7,283	5,441	3,640
Provision for doubtful accounts	—	—	(80)
Non-cash stock issuance	—	1,076	—
Non-cash other income	—	—	(68)
Changes in operating assets and liabilities
Accounts receivable	(4,954)	1,001	(1,335)
Other current assets	(5,434)	541	2,809
Inventory	1,203	1,637	(2,916)
Accounts payable and accrued expenses	4,193	1,900	(2,113)
Deferred revenue	(1,207)	(3,830)	(4,051)
Long-term deferred rent	(230)	(123)	685
Other	257	(28)	414
Net cash used in operating activities	(8,611)	(15,816)	(28,482)
Cash flows from investing activities:
Purchase of investments	(124,579)	(43,301)	(6,057)
Proceeds from maturity of investments	2,000	9,000	23,000
Purchase of fixed assets	(553)	(507)	(4,066)
Proceeds from sale of fixed assets	—	—	200
Restricted cash	—	—	1,266
Net cash (used in) provided by investing activities	(123,132)	(34,808)	14,343
Cash flows from financing activities:
Gross proceeds from stock offerings	85,100	99,000	—
Fees associated with stock offerings	(5,392)	(5,225)	—
Proceeds from issuance of note payable	—	—	1,382
Repayment of long-term obligations	(931)	(445)	(135)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	4,273	5,361	1,442
Net cash provided by financing activities	83,050	98,691	2,689
Net (decrease) increase in cash and cash equivalents	(48,693)	48,067	(11,450)
Cash and cash equivalents at beginning of the period	68,085	20,018	31,468
Cash and cash equivalents at end of the period	$19,392	$68,085	$20,018
Supplemental disclosure of cash flow information:
Issuance of common shares on exercise of warrants – see Note 8	$—	$2,093	$—
Interest paid	$10,889	$5,525	$9,364
Preferred stock conversion to common stock	$9,526	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

1. Nature of Business

Dyax Corp. (Dyax or the Company) is a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

The Company develops and commercializes treatments for HAE and is working to identify additional disorders that are mediated by plasma kallikrein.

The Company discovered and developed KALBITOR® (ecallantide), a plasma kallikrein inhibitor, and is selling this product in the United States for the treatment of acute attacks of HAE. Additionally, the Company discovered and is developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is believed to be a candidate to treat HAE prophylactically.

The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. It intends to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio (LFRP)

The Company has a portfolio of product candidates being developed by licensees using its phage display technology. This portfolio currently includes one approved product, CYRAMZA (ramucirumab) marketed by Lilly, and multiple product candidates in various stages of clinical development, including three in Phase 3 trials, for which the Company is eligible to receive future royalties and/or milestone payments.

2. Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 include the accounts of the Company and the Company's European subsidiaries Dyax S.A., Dyax BV and Dyax BV Holding. In 2014, Dyax S.A. and Dyax BV were dissolved. For the year ended December 31, 2014 the accompanying financial statements include the accounts of the Company and Dyax BV Holding. All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At December 31, 2014 and 2013, approximately 98% and 89%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors. Concentrations of credit risk with respect to trade receivable balances associated the Company’s development and license fee revenue are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base. Trade receivable balances associated with the Company’s product sales are comprised of a few customers due to the Company’s limited distribution network. The Company completes ongoing credit evaluations of their customers. As of December 31, 2014, three companies accounted for 27% (Lilly), 21% (US Bioservices) and 20% (Walgreens) of the accounts receivable balance. The balance due from Lilly includes $1.7 million in unbilled accounts receivable. Two companies accounted for approximately 35% (US Bioservices) and 26% (Walgreens) of the Company's accounts receivable balance as of December 31, 2013.

The Company’s two largest distributors of KABITOR are Walgreens and US Bioservices. During the years ended December 31, 2014, 2013 and 2012, sales to Walgreens were 34%, 38% and 40% of total revenue, respectively; and, sales to US Bioservices were 28%, 26% and 30% of total revenue, respectively.

Revenues from customers outside the United States, principally related to development and license agreements, were approximately 3%, 13% and 13% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of ninety days or less are considered to be cash equivalents. Cash and cash equivalents consist principally of cash, money market and U.S. Treasury funds.

Investments

Short-term investments primarily consist of investments with original maturities greater than ninety days and remaining maturities less than one year at period end. The Company has also classified its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of investments available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. As of December 31, 2014, the Company's investments consisted of U.S. Treasury notes and bills with an amortized cost of $165.2 million, an estimated fair value of $165.3 million, and had an unrealized gain of $28,000. As of December 31, 2013, the Company's investments consisted of United States Treasury notes and bills with an estimated fair value and amortized cost of $43.3 million, and had an unrealized gain of $3,000, which is recorded in other comprehensive income on the accompanying consolidated balance sheet.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Inventories consist principally of raw materials and work-in-process. In certain circumstances, the Company will make advance payments to vendors for future inventory deliveries. These advance payments are recorded as other current assets on the consolidated balance sheet.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Fees paid to distributors for inventory maintenance are calculated as a percentage of KALBITOR sales price and accordingly, are classified as a reduction in product sales revenue.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2012	$388	$165	$565	$551	$1,669
Current provisions relating to sales in current year	2,565	498	2,806	145	6,014
Adjustments relating to prior years	23	(38)	(79)	(141)	(235)
Payments relating to sales in current year	(2,165)	(378)	(1,380)	—	(3,923)
Payments/returns relating to sales in prior years	(327)	(157)	(278)	(232)	(994)
Balance, as of December 31, 2013	484	90	1,634	323	2,531
Current provisions relating to sales in current year	3,593	443	3,270	267	7,573
Adjustments relating to prior years	6	11	(209)	44	(148)
Payments relating to sales in current year	(3,154)	(385)	(1,800)	—	(5,339)
Payments/returns relating to sales in prior years	(383)	(16)	(908)	(42)	(1,349)
Balance, as of December 31, 2014	$546	$143	$1,987	$592	$3,268

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

The Company evaluates all deliverables within an arrangement to determine whether or not they provide value to the licensee on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. If VSOE or vendor objective evidence (VOE) is not available to determine the fair value of a deliverable, the Company determines the best estimate of selling price associated with the deliverable. The arrangement consideration, including upfront license fees and funding for research and development, is allocated to the separate units based on relative fair value.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $81 million in development milestones, $67 million in regulatory filing milestones and $96 million in marketing approval milestones. As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $4.5 million, $3.1 million and $3.3 million related to milestones under the LFRP for the years ended December 31, 2014, 2013 and 2012, respectively.

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

During the year ended December 31, 2012, the Company recognized revenue of approximately $327,000 for technical milestones. There was no amount recognized during the years ended December 31, 2014 and 2013. The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications. Under these agreements, the Company is eligible to receive certain development and sales milestones. See Note 3, Significant Transactions.

Royalty Revenue

Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured. For royalties recognized related to CYRAMZA, the first therapeutic product in the LFRP, which is commercialized by Lilly, the Company is contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. Upon initial commercialization of CYRAMZA in the second quarter of 2014, the Company recognized royalty revenue one quarter in arrears from the related sales as it has not been able to determine royalty revenue until receipt of this report. Beginning with the fourth quarter of 2014, the Company has recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost and accordingly, KALBITOR units sold during the years ended December 31, 2013 and 2012 do not include the full cost of drug manufacturing. For the year ended December 31, 2014, KALBITOR units sold included the full cost of drug manufacturing.

Cost of royalties is derived from pass-through fees under the Company’s cross license agreement related to royalties from product sales by its LFRP licensees.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates. At December 31, 2014 and 2013, there were no unrecognized tax benefits.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The provision for income taxes includes the effects of any resulting tax reserves or unrecognized tax benefits that are considered appropriate as well as the related net interest and penalties, if any. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions.

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. As the Company’s foreign subsidiaries are U.S. dollar functional currency denominated, local currency is remeasured in U.S. dollars and are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss. The Company recorded other expense of $33,000 for the year ended December 31, 2014 and other income of $14,000 and $15,000, for the years ended December 31, 2013 and 2012, respectively.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the exercise of stock options, warrants or rights under the Purchase Plan are anti-dilutive for the years ended December 31, 2014, 2013 and 2012, and therefore, are excluded from the calculation of diluted net loss per share.

The weighted average of stock options, restricted stock units and warrants outstanding totaled 12.2 million, 12.2 million and 12.3 million at December 31, 2014, 2013, and 2012, respectively.

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

Business Segments

The Company discloses business segments under ASC 280, Segment Reporting. The statement established standards for reporting information about operating segments and disclosures about products and services, geographic areas and major customers. The Company operates in one business segment as a biopharmaceutical company within predominantly one geographic area. Long-lived assets consist entirely of property and equipment and are located in the United States for all periods presented.

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

At this time, the Company cannot reasonably estimate the level of effort required to fulfill its obligations and, therefore, is recognizing revenue associated with the upfront payment on a straight-line basis through mid-2020, the estimated development period in the CVie territories.

The Company recognized revenue of $105,000 and $172,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the Company has deferred $723,000 and $828,000, respectively of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Pint/Novellus

In 2013, the Company entered into an exclusive agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. Under the terms of the exclusive license agreement, the Company received upfront payments totaling $500,000 and is eligible to receive up to $5.2 million in future regulatory and sales milestones and royalties on net product sales. In 2014, this agreement was assigned by Novellus to Pint Pharma (Pint) and amended to include the territories of Algeria, Tunisia, Morocco, and South Africa. Pint is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories. Pint will purchase drug product from the Company on a cost-plus basis for its commercial supply.

The Company analyzed this multiple element arrangement in accordance with ASC 605 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting. As Pint is required to obtain all drug product for both clinical and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand-alone value to the licensee. Accordingly, it was determined that performance obligations under this agreement represent a single unit of accounting.

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Pint. As no supply has been provided to Pint to date, no revenue has been recognized under this agreement. The Company has deferred recognition of the upfront payments of $500,000, which is recorded in deferred revenue on the accompanying consolidated balance sheets.

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

In 2013, CMIC provided the Company written notice of CMIC’s intent to terminate the agreement, effective in June 2014, at which time all of the rights to develop ecallantide in Japan returned to the Company. The Company has no obligations to CMIC in connection with, or following the termination.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Upon receiving notification of CMIC’s irrevocable intent to terminate, the Company determined it had no further obligations under this arrangement, and therefore, the full amount of deferred revenue of $2.0 million was recognized in 2013. The Company recognized revenue of approximately $2.6 million and $755,000 and related to this agreement for the years ended December 31, 2013 and 2012. There is no further revenue to be recognized under this agreement.

Sigma Tau

The Company entered into a collaboration agreement and several amendments thereto with Sigma-Tau Rare Diseases S.A. (as successor-in-interest to Defiante Farmaceutica S.A.) (Sigma Tau) to develop and commercialize subcutaneous ecallantide for the treatment of HAE and other therapeutic indications in various territories throughout the world. In 2013, Sigma Tau’s rights to all remaining territories were eliminated under a termination agreement between the Company and Sigma Tau.

Through the date of termination, Sigma Tau had made aggregate upfront payments of $7.0 million, and payments of $3.8 million for reimbursement associated with development services, and it purchased 787,647 shares of the Company’s common stock for an aggregate purchase price of $3.0 million.

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

The principal terms of the 2013 termination agreement included provision for (i) the revocation of all licenses granted by the Company to Sigma Tau, (ii) the termination of all other obligations under the license agreement, (iii) the issuance of 271,665 shares of the Company’s common stock to Sigma Tau, and (iv) the right of Sigma Tau to receive $500,000 for every $5.0 million of compensation received by the Company during the next ten years in relation to the potential license or supply of ecallantide exclusively in those territories that had been previously licensed to Sigma Tau.  In accordance with ASC 605-50, the $1.1 million determined to be the fair value of the common stock as of the date of issuance was recorded as a reduction to development and license fee revenue on the Company’s statement of operations and $85,000 of deferred revenue attributable to the JSC services was recognized as revenue for the year ended December 31, 2013.   For the year ended December 31, 2012, revenue recognized under this arrangement totaled $204,000. No additional revenue is expected to be recognized in future periods.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements

The following tables present information about the Company's financial assets that have been measured at fair value as of December 31, 2014 and 2013, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money Market Funds	$15,610	$15,610	$—	$—
US Treasury Bills and Notes	165,260	—	165,260	—
Total	$180,870	$15,610	$165,260	$—

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Money Market Funds	$55,569	$55,569	$—	$—
US Treasury Bills and Notes	43,296	—	43,296	—
Total	$98,865	$55,569	$43,296	$—

The following tables summarize the Company’s marketable securities at December 31, 2014 and 2013:

	December 31, 2014
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury Bills and Notes (due within 1 year)	$165,232	$28	$—	$165,260
Total	$165,232	$28	$—	$165,260

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31, 2013
Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
US Treasury Bills and Notes (due within 1 year)	$2,001	$1	$—	$2,002
US Treasury Bills and Notes (due after 1 year through 2 years)	41,292	2	—	41,294
Total	$43,293	$3	$—	$43,296

As of December 31, 2014 and 2013, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.

The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. Inventory

Costs associated with the manufacture of KALBITOR are recorded as inventory.

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's consolidated balance sheet. As of December 31, 2014 and 2013, approximately $2.7 million and $5.5 million of inventory, respectively, is classified as non-current.

KALBITOR product costs of $400,000 associated with an alternative manufacturing process have been capitalized as inventory, as the process is expected to be approved by the FDA and the product would be sold in the future.

Inventory consists of the following:

	December 31,
	2014	2013
	(in thousands)
Raw Materials	$1,074	$1,116
Work in Progress	3,872	5,965
Finished Goods	2,282	1,281
Total	$7,228	$8,362

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2014	2013
	(In thousands)
Laboratory equipment	$4,134	$3,932
Furniture and office equipment	944	815
Software and computers	3,071	2,958
Leasehold improvements	4,554	4,510
Total	12,703	12,215
Less: accumulated depreciation and amortization	(8,072)	(7,255)
	$4,631	$4,960

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was approximately $868,000, $859,000 and $1.1 million, respectively.

During 2014 and 2013, the Company retired fixed assets of $53,000 and $7.0 million, which had no remaining net book value.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
	(In thousands)
Accounts payable	$999	$1,407
Accrued employee compensation and related taxes	5,759	4,609
Accrued external research and development and sales expense	3,020	1,778
Accrued license fees	3,165	348
Accrued legal	262	456
Accrued sales allowances	2,368	1,918
Other accrued liabilities	1,800	2,026
	$17,373	$12,542

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Long-term Obligations

Long-term obligations and note payable consists of the following:

	December 31,
	2014	2013
	(In thousands)
Note payable	$82,165	$81,516
Obligations under equipment loan	—	931
Total	82,165	82,447
Less: current portion	—	(468)
Long-term obligations	$82,165	$81,979

Estimated future payments under the Company's note payable as of December 31, 2014, are as follows:

(In thousands)
2015	$10,327
2016	11,812
2017	27,192
2018	70,778
2019 and thereafter	—
Total estimated future payments	120,109
Less: amount representing interest	(35,637)
Present value of estimated future payments	84,472
Less: current portion	—
Less: unamortized portion of discount and deferred interest expense	(2,307)
Long-term obligations and note payable	$82,165

These amounts represent projected future principal and interest payments to HealthCare Royalty Partners (HC Royalty) based on current LFRP projections, which are subject to uncertainties based on the timing and amounts of cash receipts under the LFRP. The estimated 2015 amount represents substantially all interest payments. The Company records interest expense on a quarterly basis as incurred and interest payable is recorded on the Company’s consolidated balance sheet as a current liability.

Note Payable - HealthCare Royalty Partners

The Company has a loan agreement with an affiliate of HC Royalty with aggregate principal of $84.5 million as of December 31, 2014, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the Loan). The Loan bears interest at a rate of 12% per annum, payable quarterly. The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the Loan, the Company entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP and the revenues generated by the Company through the licenses of the intellectual property related to the LFRP. The security agreement does not apply to the Company's internal drug development or to any of the Company's co-development programs for ecallantide.

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

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Tranche A Loan

Under the terms of the agreement, the Company received a loan of $20 million (Tranche A Loan) in 2011 and a commitment to refinance amounts outstanding under the Original Loans (defined below) in 2012.

Upon execution of the Tranche A Loan, the terms of the Original Loans were determined to be modified under ASC 470. During the years ended December 31, 2014, 2013 and 2012, interest expense on the Loan is being recorded in the Company’s financial statements at an effective interest rate of 12.5%, 12.6% and 13.0%, respectively.

Upon modification of the Original Loans, the note payable balance related to the Tranche A Loan was reduced by $193,000 to reflect payment of the lender’s legal fees in conjunction with the Tranche A Loan; these fees are being accreted over the life of the Loan, through August 2018.

Tranche B Loan

In 2012, the Company completed a second closing under the agreement of approximately $57.6 million, the Tranche B loan, which refinanced the Original Loans on the same terms as the Tranche A Loan.

Original Loans

In connection with the Original Loans, the Company issued affiliates of HC Royalty warrants to purchase 500,000 shares of the Company’s common stock. In 2008, the Company issued warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $5.50 per share. This warrant became exercisable in 2009 and could be exercised through August 2016. The Company estimated the relative fair value of the warrant to be $853,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 83.64%, risk-free interest rate of 4.07%, an eight-year expected term and an expected dividend yield of zero. In 2009, the Company issued HC Royalty a second warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.87 per share. This warrant became exercisable in 2010 and could be exercised through August 2016. The Company estimated the relative fair value of the warrant to be $477,000 on the date of issuance, using the Black-Scholes valuation model, assuming a volatility factor of 85.98%, risk-free interest rate of 2.77%, a seven-year, four-month expected term and an expected dividend yield of zero. The relative fair values of the warrants as of the date of issuance are recorded in additional paid-in capital on the Company's consolidated balance sheets. In 2013, HC Royalty executed their right to complete a cashless exercise of their warrants to purchase shares of the Company’s common stock issued in conjunction with the Original Loans.  As a result, 233,438 shares were issued to HC Royalty and no warrants remain outstanding under this agreement.

The cash proceeds from the Original Loans were recorded as a note payable on the Company's consolidated balance sheet. The note payable balance was reduced by $1.3 million for the fair value of the warrants issued, and by $580,000 for payment of HC Royalty’s legal fees in conjunction with the Original Loans. Subsequent to the modification of the debt arrangement in 2011, the unamortized portion of these amounts is being accreted over the life of the Loan through August 2018.

Dyax Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Loan principal balance was $84.5 million at December 31, 2014 and 2013. For financial reporting purposes, the Loan is adjusted for discounts associated with the debt issuance, including warrants and fees. Activity under the Loan is presented for financial reporting purposes, as follows:

	2014	2013
	(in thousands)
Balance, January 1	$81,516	$78,061
Accretion of discount	198	198
Loan activity:
Interest Expense	10,588	10,447
Payments applied to principal	—	—
Payments applied to interest	(8,978)	(5,378)
Accrued interest payable	(1,159)	(1,812)
Balance, December 31	$82,165	$81,516

The estimated fair value of the note payable was $83.0 million at December 31, 2014 which was calculated based on level 3 inputs due to the limited availability of comparable data points. The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Obligations Under Equipment Loan Arrangements

In 2012, the Company entered into an equipment lease line of credit for up to $3 million with Silicon Valley Bank. When drawn, the note bore interest at a 6% annual rate. The Company drew down $1.4 million from this line during 2012, which was being financed over a 3-year term. As of December 31, 2013, the outstanding balance of this loan was $931,000. The loan was fully paid in September 2014.

Operating Leases

In 2012, the Company relocated its operations to Burlington, Massachusetts.  The premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten-year term of the new lease is approximately $15.0 million. The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease for which the Company has restricted cash recorded in the accompanying consolidated balance sheet.  Under the terms of the lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million, and a loan totaling $671,000, which was used towards the cost of leasehold improvements. As of December 31, 2014 and 2013 the outstanding balance of the loan was $527,000 and $580,000.  The Company has capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility. Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Gross minimum future lease payments under the Company's non-cancelable operating leases as of December 31, 2014 are as follows:

(In thousands)
2015	$1,613
2016	1,693
2017	1,701
2018	1,764
2019	1,678
Thereafter	3,674
Total	$12,123

Rent expense for the years ended December 31, 2014, 2013, and 2012 was approximately $1.5 million, $1.5 million and $1.6 million, respectively.

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

Sale of Common and Preferred Stock

In March 2014, the Company issued 9,200,000 shares of common stock at $9.25 per share in an underwritten public offering. Net proceeds from the offering were approximately $79.7 million, after deducting offering expenses.

In October 2013, the Company issued 10,615,385 shares of common stock at $6.50 per share in an underwritten public offering. Net proceeds from the offering were approximately $64.7 million, after deducting offering expenses.

In May 2013, the Company issued 8,901,675 shares of common stock at $2.30 per share and 41,418 shares of Series 1 convertible preferred stock at $230 per share in a registered direct offering.  Each share of Series 1 convertible preferred stock was convertible into 100 shares of common stock, provided, however, that the holder was prohibited from converting Series 1 convertible preferred stock into shares of common stock if, as a result of such conversion, the holder, together with affiliates, would own more than 9.99% of the total shares of the Company’s common stock then issued and outstanding.   Net proceeds from the offering were approximately $29.1 million, after deducting offering expenses. In February 2014, all shares of preferred stock outstanding were converted into 4,141,800 shares of common stock. The Company has no remaining preferred stock outstanding.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Equity Incentive Plan

The Company's 1995 Equity Incentive Plan (the Equity Plan), as amended, is an equity plan under which equity awards, including awards of restricted stock, restricted stock units (RSUs) and incentive and nonqualified stock options to purchase shares of common stock may be granted to employees, consultants and directors of the Company by action of the Compensation Committee of the Board of Directors. Options are granted at the current fair market value on the date of grant, generally vest ratably over a 48-month period, and expire within ten years from date of grant. RSUs are valued at the current fair market value on the date of grant, and generally vest annually in equal installments over a four-year period. The Equity Plan is intended to attract and retain employees and to provide an incentive for employees, consultants and directors to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.

In February 2014, the Company’s Board of Directors amended the Equity Plan to increase the number of shares of common stock approved for issuance under the plan and this amendment was approved by the Company’s stockholders in May 2014. At December 31, 2014, a total of 10,372,949 shares were available for future grants under the Equity Plan.

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

The compensation expense recognized in connection with the Plan for the years ended December 31, 2014, 2013 and 2012 was approximately $176,000, $310,000 and $91,000, respectively. There were 65,208, 94,979 and 93,974 shares purchased under the Plan during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, a total of 702,752 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2014	2013	2012
Compensation expense related to:	(in thousands)
Equity incentive plan	$7,107	$5,131	$3,549
Employee stock purchase plan	176	310	91
	$7,283	$5,441	$3,640
Stock-based compensation expense charged to:
Research and development	$2,788	$1,671	$839

Selling, general and administrative	$4,495	$3,770	$2,746

Restructuring charges	$—	$—	$55

Stock-based compensation of $69,000, $9,000 and $23,000, which has been excluded from the chart above, was capitalized into inventory for the each of the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

Stock-based compensation expense for the year ended December 31, 2014, 2013 and 2012 included $77,000, $1.6 million and $467,000, respectively, related to the modification of certain stock options. The 2013 expense included $1.1 million recognized in relation to the extension of exercisability and vesting of options held by a former executive officer.

Valuation Assumptions for Stock Options

For the years ended December 31, 2014, 2013 and 2012, 2,899,459, 3,617,150 and 5,897,221 stock options were granted, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected Option Term (in years)	6 - 8	6 – 8	6 – 8
Risk-free interest rate	1.9% - 2.47%	0.99% - 2.21%	0.86% - 1.37%
Expected dividend yield	0	0	0
Volatility factor	66% - 72%	70% - 73%	70% - 73%

Valuation Assumptions for Employee Stock Purchase Plans

The fair value of shares issued under the employee stock purchase plan was estimated on the commencement date of each offering period using the Black-Scholes option-pricing model with the following assumptions:

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2014	2013	2012
Expected Option Term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.04% - 0.07%	0.06% - 0.10%	0.09% - 0.12%
Expected dividend yield	0	0	0
Volatility factor	47% - 68%	46% - 81%	45% - 54%

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

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining	Aggregate Intrinsic Value
			Contractual Life	(in thousands)
Outstanding as of December 31, 2013	10,628,879	$2.47	6.99	$53,978
Granted at fair market value	2,899,459	$9.61
Exercised	(1,448,810)	$2.63
Forfeited	(455,046)	$5.05
Expired	(37,403)	$10.98
Outstanding as of December 31, 2014	11,587,079	$4.11	6.85	$115,324

Exercisable as of December 31, 2014	7,055,503	$2.84	5.80	$79,179

Vested and unvested expected to vest as of December 31, 2014	11,573,431	$4.11	6.84	$115,156

The aggregate intrinsic value in the table above represents the total intrinsic value of the options outstanding, options exercisable and options vested and unvested which are expected to vest, based on the Company’s common stock closing price of $14.06 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options and sold the underlying common stock as of that date.

The weighted average grant date fair values of options, as determined under ASC 718, granted during the years ended December 31, 2014, 2013 and 2012 were $6.16, $2.06 and $1.00 per share, respectively. The total intrinsic value of options exercised during years ended December 31, 2014, 2013 and 2012 was approximately $10.9 million, $5.4 million, and $375,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2014, 2013 and 2012 was approximately $3.8 million, $5.1 million, and $1.3 million, respectively.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014 future compensation cost related to non-vested stock options is approximately $19.2 million and will be recognized over an estimated weighted average period of approximately 2.42 years.

Restricted Stock Unit Activity

The fair market value of RSUs is expensed over the period of vesting. RSUs generally vest over a four-year period in equal installments on each anniversary of the grant date. The fair value of RSUs was determined based on the closing market price of the underlying stock on the grant date. The following table summarizes our RSU activity:

	Number of Shares	Weighted-Avg. Remaining	Aggregate Intrinsic Value
		Contractual Life	(in thousands)
Unvested as of December 31, 2013	253,124	1.48
Granted	368,541
Vested	(101,877)
Forfeited	(33,614)
Unvested as of December 31, 2014	486,174	1.36	$6,836

Vested and unvested expected to vest as of December 31, 2014	419,036	1.24	$5,892

Exercisable as of December 31, 2014	—	—	$—

As of December 31, 2014, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock units. This expense, net of forfeitures, is expected to be recognized over a weighted average period of approximately 2.53 years.

11. Employee Savings and Retirement Plans

The Company has an employee savings and retirement plan (the "Retirement Plan"), qualified under Section 401(k) of the Internal Revenue Code, covering substantially all of the Company's employees. Employees may elect to contribute a portion of their pretax compensation to the Retirement Plan up to the annual maximum allowed under the Retirement Plan. Employees are 100% vested in company matching contributions which have been 50% of employee contributions up to 6% of eligible pay. For the years ended December 31, 2014, 2013 and 2012, the Company's matching contributions amounted to $441,000, $451,000 and $440,000, respectively.

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

The provision for income taxes for continuing operations was calculated at rates different from the United States federal statutory income tax rate for the following reasons: .

	2014	2013	2012
Statutory federal income taxes	34%	34.0%	34.0%
State income taxes, net of federal benefit	(14.3)%	(4.7)%	(3.3)%
General business credit	36.2%	4.5%	3.8%
Stock compensation, including cancellations	(9.0)%	(0.8)%	(6.8)%
Other	(0.4)%	1.6%	(1.7)%
Federal true up and expiring NOLs and research credits	2.7%	0.4%	(8.6)%
Valuation allowance	(49.2)%	(35.0)%	(17.4)%
Effective income tax rate	—%	—%	—%

The principal components of the Company's deferred tax assets and liabilities are as follows:

	2014	2013	2012
	(In thousands)
Net Deferred Tax Asset:
Depreciation and amortization	$204	$228	$255
Accrued expenses	398	642	303
Capitalized research and development costs	21,537	23,603	8,192
Other	1,217	1,339	1,394
Stock based compensation	3,241	2,575	2,127
Deferred revenue	2,569	2,928	4,223
Research credit carryforwards	73,893	67,088	63,259
Net operating loss carryforwards	116,719	115,531	124,507
Total gross deferred tax asset	219,778	213,934	204,260
Valuation allowance	(219,778)	(213,934)	(204,260)
Net deferred tax asset	$—	$—	$—

As of December 31, 2014 and 2013, the Company had federal tax net operating loss carryforwards (NOLs) of $348.1 million and $329.2 million, respectively, available to reduce future taxable income, which expire at various times beginning in 2018 through 2034. The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $68.1 million and $61.6 million as of December 31 2014 and 2013, respectively, available to reduce future tax liabilities which will expire at various dates beginning in 2018 through 2034. The Company had state tax net operating loss carryforwards of approximately $53.5 million and $93.8 million as of December 31, 2014 and 2013, respectively, available to reduce future state taxable income, which will expire at various dates beginning in 2029 through 2034. The Company had state NOLs related to stock compensation in the amount of $5.5 million that is not included in the deferred tax asset. The Company also had state research and development and investment tax credit carryforwards of approximately $8.8 million and $8.3 million as of December 31, 2014 and 2013, respectively, available to reduce future tax liabilities which expire at various dates beginning in 2015 through 2029.

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Included in the NOL carryforward of $348.1 million and $329.2 million are approximately $16.7 million and $8.2 million of tax deductions from the exercise of stock options at December 31, 2014 and 2013, respectively. The Company has also recorded a deferred tax asset of approximately $1.8 million at both December 31, 2014 and 2013 reflecting the benefit of the deduction from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of NOL carry forwards, research and experimentation credit carryforwards, and capitalized start up expenditures and research and development expenditures amortizable over ten years straight-line.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $219.8 million and $213.9 million has been established at December 31, 2014 and 2013, respectively.

The Company accounts for uncertain tax positions using a "more-likely-than-not" threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on a quarterly basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. As of December 31, 2014, the Company had no unrecognized tax benefits or liabilities and had no accrued interest or penalties related to uncertain tax positions.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state and foreign provisions. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. The Company has completed studies through December 31, 2013, to determine whether any ownership change has occurred since the Company's formation and has determined that transactions have resulted in two ownership changes, as defined by Section 382. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

As of December 31, 2013, the Company’s federal tax NOLs available to reduce future taxable income without limitation are $260.6 million, which expire at various times beginning in 2024 through 2033. The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2013 available to reduce future tax liabilities without limitation are $56.8 million, which will expire at various dates beginning in 2024 through 2033. In addition the Company has NOL and federal tax credits that are restricted and expire at various times beginning in 2018 through 2024. These restricted NOLs and federal tax credits of $67.2 million and $4.8 million, respectively, may be utilized in part, subject to an annual limitation. Ownership changes after December 31, 2013 could further restrict the use of these NOLs and federal tax credits.

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

The tax years 2000 through 2014 remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period. The Company is currently not under examination in any jurisdictions for any tax years.

13. Litigation and Contingencies

As of December 31, 2014, there were no active legal proceedings that were expected to be material to the Company. The Company makes provisions for claims specifically identified for which it believes the likelihood of an unfavorable outcome is probable and reasonably estimable. The Company records at least the minimum estimated liability related to claims where there is a range of loss and the loss is considered probable and no estimate within the range is better than any other. As additional information becomes available, the Company assesses the potential liability related to its pending claims and revises its estimates. Future revisions in the estimates of the potential liability could materially impact the results of operations and financial position. The Company maintains insurance coverage that limits the exposure for any single claim as well as total amounts incurred per policy year, and it believes that its insurance coverage is adequate. The Company makes every effort to use the best information available in determining the level of liability reserves.

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2014.

14. Unaudited Quarterly Operating Results

The following is a summary of unaudited quarterly and annual results of operations for the years ended December 31, 2014 and 2013:

Dyax Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except share and per share)
Revenue	$14,117	$19,585	$21,993	$26,028	$81,723
Income (loss) from operations	$(3,026)	$(411)	$1,858	$344	$(1,235)
Net loss	$(5,711)	$(3,061)	$(816)	$(2,290)	$(11,878)
Shares used in computing basic and diluted net loss per share	124,618,519	135,873,613	136,282,842	136,533,907	133,367,963
Basic and diluted net loss per share:	$(0.05)	$(0.02)	$(0.01)	$(0.02)	$(0.09)

Year ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except share and per share)
Revenue	$12,040	$11,336	$13,691	$16,859	$53,926
Income (loss) from operations	$(8,463)	$(5,850)	$(3,641)	$755	$(17,199)
Net loss	$(11,193)	$(8,432)	$(6,188)	$(1,964)	$(27,777)
Shares used in computing basic and diluted net loss per share	99,644,227	104,977,247	109,731,276	119,573,601	108,539,613
Basic and diluted net loss per share:	$(0.11)	$(0.08)	$(0.06)	$(0.02)	$(0.26)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014. These conclusions were communicated to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The internal control system is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management has assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) in its 2013 Internal Control — Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2014 our internal control over financial reporting is effective based on these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 above.

Change in Internal Control Over Financial Reporting — There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Portions of the response to this item are incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors—Nominees for Director", "Section 16(a) Beneficial Ownership Reporting Compliance", "Executive Officers" and "Corporate Governance—Board and Committee Matters" in the Company's Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders (the 2015 Proxy Statement).

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

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2015 Proxy Statement: "Executive Compensation" and "Corporate Governance—Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated herein by reference in part from the discussion responsive thereto under the caption "Share Ownership" in the 2015 Proxy Statement.

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(1)	11,587,079		$4.11	11,075,701
Equity compensation plans not approved by security holders:	—		—	—
Totals:	11,587,079	(2)	$4.11	11,075,701	(3)

(1)	Consists of the Amended and Restated 1995 Equity Incentive Plan, as amended, and the 1998 Employee Stock Purchase Plan, as amended.

(2)	Does not include purchase rights currently accruing under the 1998 Employee Stock Purchase Plan, because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period, which is May 31, 2015.

(3)	Includes 702,752 shares issuable under the 1998 Employee Stock Purchase Plan, of which up to 50,000 of purchase rights are issuable in connection with the current offering period which ends on May 31, 2015. The remaining shares consist of 10,372,949 under the 1995 Amended and Restated Equity Incentive Plan. The plan may be amended, suspended, or terminated by the Compensation Committee of the Board of Directors at any time, subject to any required stockholder approval

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors—Certain Relationships and Related Transactions" and "Corporate Governance – Board and Committee Matters" in the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the captions "Corporate Governance—Board and Committee Matters" and "Audit Committee Report – Audit Fees" in the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. FINANCIAL STATEMENTS

The financial statements are included under Part II, Item 8 of this Report.

2. FINANCIAL STATEMENTS SCHEDULE

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

3. EXHIBITS –

The exhibits are listed below under Part IV, Item 15(b) of this Report.

(b)EXHIBITS

Exhibit No.	Description

3.1(a)	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.1(b)	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed May 13, 2011 and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

10.1(a)	Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2014 and incorporated herein by reference.

10.1(b)	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.1(c)	Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its U.S. employees, including its executive officers. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.1(d)	Form of the Company’s Nonstatutory Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for its non-employee directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2004 and incorporated herein by reference.

10.1(e)	Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all U.S. employees, including its executive officers, for all RSUs awarded before 2014. Filed as exhibit 10.1(e) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.1(f)	Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan for all non-executive U.S. employees, for all RSUs awarded after March, 2014. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2014 and incorporated herein by reference.

10.2	1998 Employee Stock Purchase Plan, as amended on March 25, 2009. Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2009 and incorporated herein by reference.

10.3*	Form of Indemnification Agreement by and between certain directors and executive officers of the Company and the Company. Filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-37394) and incorporated herein by reference.

10.4	Amended and Restated Registration Rights Agreement, dated as of February 12, 2001, between holders of the Company’s capital stock named therein and the Company. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2000 and incorporated herein by reference.

10.5 †	Amended and Restated License Agreement between XOMA Ireland Limited and the Company dated as of October 27, 2006. Filed as Exhibit 10.20(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2007 and incorporated herein by reference.

10.6 †	Amended and Restated License Agreement by and between the Company and MedImmune Limited, formerly Cambridge Antibody Technology Limited (“MedImmune”), dated as of July 26, 2012. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2012 and incorporated herein by reference.

10.7(a) †	Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of November 19, 2009. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on March 29, 2013 and incorporated herein by reference.

10.7(b) †	First Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of August 25, 2011. Filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.7(c)	Second Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of July 31, 2012. Filed as Exhibit 10.7(c) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.7(d)	Third Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of December 3, 2012. Filed as Exhibit 10.7(d) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.7(e) †	Fourth Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of December 19, 2012. Filed as Exhibit 10.7(e) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.7(f)	Fifth Amendment to Distribution Agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of June 3, 2013. Filed herewith.

10.7(g)	Sixth Amendment to Distribution agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of October 21, 2014. Filed herewith.

10.7(h)	Seventh Amendment to Distribution agreement by and between the Company and ASD Specialty Healthcare Inc. dated as of December 3, 2014. Filed herewith.

10.8(a) †	Distribution Agreement by and between the Company and Walgreens Infusion Services, Inc. dated as of August 31, 2011; as amended by a First Amendment to Distribution Agreement dated August 31, 2012. Filed as Exhibit 10.8(a) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.8(b) †	Agreement for Services Related to KALBITOR® by and between the Company and Walgreens Infusion Services, Inc. effective as of September 1, 2011; as amended by a First Amendment to Agreement for Services Related to KALBITOR® dated August 31, 2012. Filed as Exhibit 10.8(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2012 and incorporated herein by reference.

10.8(c)	Second Amendment to Agreement for Services Related to KALBITOR® by and between the Company and Walgreens Infusion Services, Inc. effective as of January 1, 2014. Filed herewith.

10.8(d)	Third Amendment to Agreement for Services Related to KALBITOR® by and between the Company and Walgreens Infusion Services, Inc. effective as of December 30, 2014. Filed herewith.

10.8(e)	Fourth Amendment to Agreement for Services Related to KALBITOR® by and between the Company and Walgreens Infusion Services, Inc. effective as of December 30, 2014. Filed herewith.

10.9 †	Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of June 18, 2010. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2010, as amended, and incorporated herein by reference.

10.10(a) †	Amendment No. 1 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of December 21, 2010. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2010 and incorporated herein by reference.

10.10(b) †	Amendment No. 2 to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of May 27, 2011. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2011 and incorporated herein by reference.

10.10(c)	Third Amendment, dated December 26, 2011, to Joint Development and License Agreement by and between the Company and Defiante Farmaceutica S.A., a subsidiary of the pharmaceutical company Sigma-Tau SpA dated as of June 18, 2010. Filed as exhibit 10.14(c) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.10(d)	Fourth Amendment to Joint Development and License Agreement by and between the Company and Sigma-Tau Rare Diseases S.A., as successor-in-interest to Defiante Farmaceutica S.A., dated as of May 29, 2012. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2012 and incorporated herein by reference.

10.10(e)	Fifth Amendment to Joint Development and License Agreement by and between the Company and Sigma-Tau Rare Diseases S.A., as successor-in-interest to Defiante Farmaceutica S.A., dated as of June 21, 2012. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2012 and incorporated herein by reference.

10.11†	Product Development and License Agreement by and between the Company and CMIC Co. Ltd. dated as of September 28, 2010. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2010 and incorporated herein by reference.

10.12*	Amended and Restated Executive Retention Agreement by and between the Company and Gustav Christensen dated as of December 23, 2014. Filed herewith.

10.13*	Form of Amended and Restated Executive Retention Agreement for executive officers other than the CEO. Filed herewith.

10.14	Consulting Agreement by and between the Company and Ivana Magovcevic-Liebisch, dated as of March 29, 2013. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed March 29, 2013 and incorporated herein by reference.

10.15(a)	Lease, dated as of July 14, 2011, by and between the Company and Netview 5 and 6 LLC. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2011 and incorporated herein by reference.

10.15(b)	First Amendment to Lease, dated as of November 4, 2011, by and between the Company and Netview 5 and 6 LLC. Filed as exhibit 10.18(b) to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.15(c)	Second Amendment to Lease, dated as of January 5, 2012, by and between the Company and Netview 5 and 6 LLC. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2012 and incorporated herein by reference.

10.16†	Loan Agreement by and between the Company and LFRP Investors, L.P. dated as of December 29, 2011. Filed as exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 000-24537) for the year ended December 31, 2011 and incorporated herein by reference.

10.17	Agreement by and between the Company and Fujifilm Diosynth Biotechnologies UK Limited, dated as of June 29, 2012. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2012 and incorporated herein by reference.

10.18	Supply Agreement by and between the Company and Hollister-Stier Laboratories, LLC, dated as of June 21, 2013. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended June 30, 2013 and incorporated herein by reference.

10.19	Commercial Outsourcing Services Agreement by and between the Company and Integrated Commercialization Solutions, Inc. dated as of February 12, 2013. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A (File No. 000-24537) for the quarter ended March 31, 2013 and incorporated herein by reference.

10.20†	Amended and Restated Second Technology Transfer and License Agreement by and between the Company and ImClone Systems Incorporated effective as of March 31, 2007, as amended by the First Amendment to Amended and Restated Second Technology Transfer and License Agreement effective as of March 31, 2011. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended March 31, 2014.

10.21	Master Services Agreement by and between the Company and Sonexus Health, LLC effective as of September 12, 2013. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm. Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates a contract with management.

†	This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this twenty seventh day of February, 2015.

DYAX CORP.

By:	/s/ Gustav A. Christensen
Gustav A. Christensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gustav A. Christensen	President and Chief Executive Officer, and
Gustav A. Christensen	(Principal Executive Officer) and Director	February 27, 2015

/s/ George Migausky	Executive Vice President and Chief Financial
George Migausky	Officer (Principal Financial Officer and	February 27, 2015
Principal Accounting Officer)

/s/ Henry E. Blair
Henry E. Blair	Chairman of the Board of Directors	February 27, 2015

/s/ Ron Cohen
Ron Cohen	Director	February 27, 2015

/s/ James W. Fordyce
James W. Fordyce	Director	February 27, 2015

/s/ Mary Ann Gray
Mary Ann Gray	Director	February 27, 2015

/s/ Thomas L. Kempner
Thomas L. Kempner	Director	February 27, 2015

/s/ Marc Kozin
Marc Kozin	Director	February 27, 2015

/s/ David J. McLachlan
David J. McLachlan	Director	February 27, 2015

/s/ Paolo Pucci
Paolo Pucci	Director	February 27, 2015

