Form 10-Q
period 2015-03-31
DYAX CORP
filed 2015-04-30
CIK 907562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer  ☒        Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of April 27, 2015: 145,673,833

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,617	$19,392
Short-term investments	165,263	165,260
Accounts receivable, net	9,645	12,221
Inventory	4,585	4,504
Other current assets	5,433	7,053
Total current assets	201,543	208,430
Fixed assets, net	4,434	4,631
Restricted cash	1,100	1,100
Other assets	4,268	2,972
Total assets	$211,345	$217,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,400	$17,373
Current portion of deferred revenue	3,531	3,373
Other current liabilities	1,276	1,159
Total current liabilities	20,207	21,905
Deferred revenue	4,056	4,201
Notes payable	82,324	82,165
Deferred rent and other long-term liabilities	2,917	3,059
Total liabilities	109,504	111,330
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 137,016,747 and 136,662,175 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,370	1,367
Additional paid-in capital	653,539	650,249
Accumulated deficit	(553,112)	(545,841)
Accumulated other comprehensive income	44	28
Total stockholders' equity	101,841	105,803
Total liabilities and stockholders' equity	$211,345	$217,133

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dyax Corp. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$16,013	$12,507
Development and license fees	1,032	1,610
Royalty revenue	3,373	—
Total revenues, net	20,418	14,117

Costs and expenses:
Cost of product sales	2,096	785
Cost of royalty revenue	1,687	—
Research and development expenses	10,242	6,869
Selling, general and administrative expenses	11,041	9,489
Total costs and expenses	25,066	17,143
Loss from operations	(4,648)	(3,026)

Other income (expense):
Interest and other income	88	38
Interest and other expenses	(2,711)	(2,723)
Total other expense, net	(2,623)	(2,685)
Net loss	(7,271)	(5,711)

Other comprehensive income:
Unrealized gain (loss) on investments	16	50
Comprehensive loss	$(7,255)	$(5,661)

Basic and diluted net loss per share	$(0.05)	$(0.05)
Shares used in computing basic and diluted net loss per share	136,837,152	124,618,519

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dyax Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(7,271)	$(5,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	208	92
Depreciation of fixed assets	228	211
Non-cash interest expense	159	162
Compensation expenses associated with stock-based compensation plans	2,834	1,240
Changes in operating assets and liabilities:
Accounts receivable	2,766	1,431
Other current assets	1,619	(379)
Inventory	(1,361)	133
Accounts payable and accrued expenses	(1,843)	(2,675)
Deferred revenue	(178)	(196)
Long-term deferred rent	(73)	(50)
Other	(49)	127
Net cash used in operating activities	(2,961)	(5,615)
Cash flows from investing activities:
Purchase of investments	(27,195)	(84,531)
Proceeds from maturities of investments	27,000	—
Purchase of fixed assets	(43)	(79)
Net cash used in investing activities	(238)	(84,610)
Cash flows from financing activities:
Gross proceeds from common stock offering	—	85,100
Fees associated with common stock offering	—	(5,106)
Repayment of long-term obligations	—	(116)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	424	1,640
Net cash provided by financing activities	424	81,518
Net decrease in cash and cash equivalents	(2,775)	(8,707)
Cash and cash equivalents at beginning of the period	19,392	68,085
Cash and cash equivalents at end of the period	$16,617	$59,378
Supplemental disclosure of cash flow information:
Interest paid	$2,427	$2,468
Unpaid fees associated with common stock offering	$—	$277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (“Dyax” or the “Company”) is a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

The Company develops and commercializes treatments for hereditary angioedema (HAE) and is working to identify other disorders that are mediated by plasma kallikrein (PKM disorders).

The Company discovered and developed KALBITOR® (ecallantide), a plasma kallikrein inhibitor, and is selling it in the United States for the treatment of acute attacks of HAE. Additionally, the Company discovered and is developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is an investigational product candidate to treat HAE prophylactically. On March 31, 2015, the Company announced positive safety, pharmacokinetic, biomarker, and efficacy results from its Phase 1b clinical study of DX-2930. In addition, the Company announced receipt of Fast Track designation from the U.S. Food and Drug Administration (FDA) for the investigation of DX-2930 for HAE.

The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. It intends to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio (LFRP)

The Company has a portfolio of product candidates being developed by licensees based on its phage display technology. This portfolio currently includes one approved product, CYRAMZA® (ramucirumab) marketed by Eli Lilly & Company (Lilly), and multiple product candidates in various stages of clinical development for which the Company is eligible to receive future royalties and/or milestone payments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. It is management’s opinion that the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Basis of Consolidation

The accompanying consolidated financial statements for the three months ended March 31, 2014 include the accounts of the Company and the Company's European subsidiaries Dyax S.A., Dyax BV and Dyax Holdings B.V. In 2014, Dyax S.A. and Dyax BV were dissolved and during the three months ended March 31, 2015, Dyax Holdings B.V. was dissolved. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts of assets and liabilities reported and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant estimates and assumptions in these financial statements include revenue recognition, product sales allowances, effective interest rate calculation, useful lives with respect to long-lived assets, valuation of stock options, accrued expenses and tax valuation reserves. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At March 31, 2015 and December 31, 2014, approximately 97% and 98%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors. Concentrations of credit risk with respect to trade receivable balances associated with the Company’s development and license fee revenue are usually limited on an ongoing basis, due to the diverse number of licensees and collaborators comprising the Company's customer base. Trade receivable balances associated with the Company’s product sales are comprised of a few customers, due to the Company’s limited distribution network. The Company conducts ongoing credit evaluations of its customers. As of March 31, 2015, five companies accounted for 35% (Lilly), 13% (Walgreens), 12% (US Bioservices), 11% (Accredo) and 11% (Prodigy) of the accounts receivable balance. The balance due from Lilly is made up of $3.4 million in unbilled accounts receivable related to estimated royalties earned during the period. As of December 31, 2014, three companies accounted for 27% (Lilly), 21% (US Bioservices) and 20% (Walgreens) of the accounts receivable balance.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. Included in the cost of inventory are capitalized employee stock-based compensation costs for those employees dedicated to manufacturing efforts. Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's condensed consolidated balance sheet.

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

Revenue Recognition

The Company’s principal sources of revenue are product sales of KALBITOR, royalties, and development and license fees derived from collaboration and license agreements. In all instances, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, collectability of the resulting receivable is reasonably assured and the Company has no further performance obligations.

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

Under certain arrangements the Company has provided their distributors with extended payment terms. In these circumstances, revenue is not recognized until collectability is reasonably assured or payment from the distributor has been received.

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

Fees paid to distributors for inventory maintenance are calculated as a percentage of the KALBITOR sales price and accordingly, are classified as a reduction in product sales revenue.

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient Financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2013	$484	$90	$1,634	$323	$2,531
Current provisions relating to sales in current year	3,593	443	3,270	267	7,573
Adjustments relating to prior years	6	11	(209)	44	(148)
Payments relating to sales in current year	(3,154)	(385)	(1,800)	—	(5,339)
Payments/returns relating to sales in prior years	(383)	(16)	(908)	(42)	(1,349)
Balance, as of December 31, 2014	$546	$143	$1,987	$592	$3,268
Current provisions relating to sales in current year	877	40	772	23	1,712
Adjustments relating to prior years	—	(28)	60	(260)	(228)
Payments relating to sales in current year	(531)	(71)	(47)	—	(649)
Payments/returns relating to sales in prior years	(440)	(21)	(470)	—	(931)
Balance, as of March 31, 2015	$452	$63	$2,302	$355	$3,172

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

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $66 million in development milestones, $57 million in regulatory filing milestones and $83 million in marketing approval milestones. As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $75,000 related to milestones under the LFRP for each of the three months ended March 31, 2015 and 2014.

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

There was no amount recognized for technical milestones during the three months ended March 31, 2015 and 2014.  The Company is not eligible to receive any future technical milestones at this time.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications. Under these agreements, the Company is eligible to receive certain development and sales milestones. There was no amount recognized for these milestones during the three months ended March 31, 2015 and 2014.

Royalty Revenue

Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured. For royalties recognized related to CYRAMZA, the first therapeutic product in the LFRP, which is commercialized by Lilly, the Company is contractually entitled to receive a royalty report from Lilly subsequent to each quarter end.

Cost of Product Sales and Royalties

Cost of product sales includes costs to procure, manufacture and distribute KALBITOR and manufacturing royalties. Costs associated with the manufacture of KALBITOR prior to regulatory approval in the United States were expensed when incurred as a research and development cost.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates. At March 31, 2015 and December 31, 2014, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. As the Company’s foreign subsidiaries are U.S. dollar functional currency denominated, local currency is remeasured in U.S. dollars and are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss. The Company recorded other expense of $7,000 for the three months ended March 31, 2015 for the translation of foreign currency. The Company recorded no other income or expense for the three months ended March 31, 2014

Share-Based Compensation

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

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. The Company excluded the following common stock equivalents, outstanding as of March 31, 2015 and 2014, from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods:

	Three Months Ended March 31,
	2015	2014

Options to purchase common stock	13,008,149	11,123,840
Unvested restricted stock units	530,541	341,452
Total	13,538,690	11,465,292

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest” (ASU 2015-03) that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company is currently assessing the impact that adoption of ASU 2015-03 might have on its consolidated financial statements.

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods ending after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. The proposed effective date deferral is not currently approved. The Company is currently assessing the method of adoption and the expected impact the new standard may have on its financial position and results of operations.

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

The Company recognized revenue of $15,000 for the three months ended March 31, 2015 and no revenue was recorded for the three months ended March 31, 2014. As of March 31, 2015 and December 31, 2014, the Company has deferred $708,000 and $723,000, respectively of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying condensed consolidated balance sheets.

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

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of March 31, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$11,704	$11,704	$—	$—
US Treasury Bills and Notes	165,263	—	165,263	—
Total	$176,967	$11,704	$165,263	$—

Description (in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$15,610	$15,610	$—	$—
US Treasury Bills and Notes	165,260	—	165,260	—
Total	$180,870	$15,610	$165,260	$—

The following tables summarize the Company’s marketable securities at March 31, 2015 and December 31, 2014:

	March 31, 2015
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$159,213	$38	$—	$159,251
US Treasury Bills and Notes (due after 1 year through 2 years)	6,006	6		6,012
Total	$165,219	$44	$—	$165,263

	December 31, 2014
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$165,232	$28	$—	$165,260
Total	$165,232	$28	$—	$165,260

As of March 31, 2015 and December 31, 2014, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.

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

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's consolidated balance sheet. As of March 31, 2015 and December 31, 2014, approximately $4.0 million and $2.7 million of inventory, respectively, is classified as non-current.

Inventory consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw Materials	$3,008	$1,074
Work in Progress	2,098	3,872
Finished Goods	3,518	2,282
Total	$8,624	$7,228

6. FIXED ASSETS

Fixed assets consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Laboratory equipment	$4,137	$4,134
Furniture and office equipment	953	944
Software and computers	3,090	3,071
Leasehold improvements	4,554	4,554
Total	12,734	12,703
Less: accumulated depreciation	(8,300)	(8,072)
	$4,434	$4,631

Depreciation expense for the three months ended March 31, 2015 and 2014 was approximately $228,000 and $211,000, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accounts payable	$1,204	$999
Accrued employee compensation and related taxes	2,900	5,759
Accrued external research and development and sales expenses	4,108	3,020
Accrued license fees	1,687	3,165
Accrued legal	639	262
Accrued sales allowances	2,525	2,368
Other accrued liabilities	2,337	1,800
Total	$15,400	$17,373

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

The Company has a loan agreement with an affiliate of HC Royalty with aggregate principal of $84.5 million as of March 31, 2015, consisting of a $22.8 million Tranche A Loan and a $61.7 million Tranche B Loan (collectively, the Loan). The Loan bears interest at a rate of 12% per annum, payable quarterly. The Loan will mature in August 2018, and can be repaid without penalty beginning in August 2015.

In connection with the Loan, the Company entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the licenses of the intellectual property related to the LFRP. The security agreement does not apply to KALBITOR, the Company's internal drug development or to any of the Company's license arrangements for ecallantide.

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

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the three months ended March 31, 2015 and for the year ended December 31, 2014, as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Beginning balance	$82,165	$81,516
Accretion of discount	49	198
Loan activity:
Interest Expense	2,644	10,588
Payments applied to principal	—	—
Payments applied to interest	(1,258)	(8,978)
Accrued interest payable	(1,276)	(1,159)
Ending balance	$82,324	$82,165

The estimated fair value of the note payable was $85.8 million at March 31, 2015, which was calculated based on level 3 inputs due to the limited availability of comparable data points. The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Facility Lease

In 2012, the Company relocated its operations to Burlington, Massachusetts.  The premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters.  The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease for which the Company has restricted cash recorded in the accompanying condensed consolidated balance sheet.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million, and a loan totaling $671,000, which was used towards the cost of leasehold improvements. As of March 31, 2015 and December 31, 2014, the outstanding balance of the loan was $513,000 and $527,000. The Company has capitalized approximately $4.5 million in leasehold improvements associated with the Burlington facility. Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

9. STOCKHOLDER’S EQUITY AND Stock-Based Compensation

Issuance of Common Stock

In April 2015, the Company issued 8,510,000 shares of common stock at $27.00 per share in an underwritten public offering. Net proceeds from the offering were approximately $215.8 million, after deducting offering expenses.

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

At March 31, 2015, a total of 6,895,709 shares were available for future grants under the Equity Plan.

The following table summarizes stock option and RSU activity for the period ended March 31, 2015:

	Number of Options	Number of RSUs
Outstanding as of December 31, 2014	11,587,079	486,174
Granted/Awarded	3,302,751	215,250
Options Exercised/Shares Issued	(201,395)	(153,177)
Cancelled	(37,686)	(3,075)
Outstanding as of March 31, 2015	14,650,749	545,172

Exercisable as of March 31, 2015	7,555,522	—

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan) allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense recognized in connection with the Plan was approximately $66,000 and $69,000 for the three months ended March 31, 2015 and 2014, respectively.  There were no shares purchased under the Plan during the three months ended March 31, 2015 and 2014.

At March 31, 2015, a total of 702,752 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Compensation expense related to:
Equity Incentive Plan	$2,768	$1,171
Employee Stock Purchase Plan	66	69
	$2,834	$1,240

Stock-based compensation expense charged to:
Research and development	$1,138	$490

Selling, general and administrative	$1,696	$750

Stock-based compensation charges of $35,000 and $4,000, which has been excluded from the chart above, was capitalized into inventory for the three months ended March 31, 2015 and 2014, respectively. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

As of December 31, 2014, the Company had federal tax net operating loss carryforwards (NOLs) of $348.1 million, available to reduce future taxable income, which expire at various times beginning in 2018 through 2034. The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $68.1 million as of December 31 2014, available to reduce future tax liabilities which will expire at various dates beginning in 2018 through 2034. The Company had state tax net operating loss carryforwards of approximately $53.5 million as of December 31, 2014, available to reduce future state taxable income, which will expire at various dates beginning in 2029 through 2034. The Company also had state research and development and investment tax credit carryforwards of approximately $8.8 million as of December 31, 2014, available to reduce future tax liabilities which expire at various dates beginning in 2015 through 2029.

Included in the Company’s NOL carryforward of $348.1 million are approximately $16.7 million of tax deductions from the exercise of stock options at December 31, 2014. The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2014 reflecting the benefit of the deduction from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the reliability of its deferred tax assets, which are comprised principally of NOL carry forwards, research and experimentation credit carryforwards, and capitalized start up expenditures and research and development expenditures amortizable over ten years straight-line.  Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $219.8 million has been established at December 31, 2014.

Utilization of the NOLs and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state and foreign provisions. Ownership changes may limit the amount of NOLs and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders or public groups in the stock of a corporation by more than 50 percent in the aggregate over a three-year period. The Company has completed studies through December 31, 2014, to determine whether any ownership change has occurred since the Company's formation and has determined that transactions have resulted in two ownership changes, as defined by Section 382. There could be additional ownership changes in the future that could further limit the amount of NOLs and tax credit carryforwards that the Company can utilize.

As of December 31, 2014, the Company’s federal tax NOLs available to reduce future taxable income without limitation are $280.9 million, which expire at various times beginning in 2024 through 2034. The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2014 available to reduce future tax liabilities without limitation are $63.3 million, which will expire at various dates beginning in 2024 through 2034. In addition, the Company has NOL and federal tax credits that are subject to limitation and expire at various times beginning in 2018 through 2024. These NOLs and federal tax credits of $67.2 and $4.8 million, respectively, may be utilized in part, subject to an annual limitation. The cumulative annual limitation as of December 31, 2014 was large enough to allow the Company to utilize the $67.2 and $4.8 million of NOL and federal tax credits to currently offset income until expiration. However, additional ownership changes after December 31, 2014 could restrict the use of the Company’s NOLs and federal tax credits.

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

Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use words or phrases of expectation or uncertainty like "guidance," "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled "Risk Factors". Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. Readers should carefully review the risk factors set forth in this report and other reports or documents we file from time to time with the Securities and Exchange Commission.

BUSINESS OVERVIEW

We are a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders

We develop and commercialize treatments for HAE and are working to identify other disorders that are mediated by plasma kallikrein.

We discovered and developed KALBITOR, a plasma kallikrein inhibitor, and are selling it in the United States for the treatment of acute attacks of HAE. Additionally, we discovered and are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is an investigational product candidate to treat HAE prophylactically. On March 31, 2015, we announced positive safety, pharmacokinetic, biomarker, and efficacy results from the Phase 1b clinical study of DX-2930. In addition, we announced receipt of Fast Track designation from the U.S. Food and Drug Administration (FDA) for the investigation of DX-2930 for HAE.

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. We intend to use this assay to expedite the development of DX-2930.

•	Licensing and Funded Research Portfolio

We have a portfolio of product candidates being developed by licensees based on our phage display technology. This portfolio currently includes one approved product, CYRAMZA® (ramucirumab) which is marketed by Lilly, and multiple product candidates in various stages of clinical development for which we are eligible to receive future royalties and/or milestone payments.

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

Distribution

KALBITOR is currently distributed through a limited network of wholesale, hospital and specialty pharmacy arrangements. This network includes Walgreens Infusion Services, our largest provider of on-demand nursing services, which provides home administration of KALBITOR by healthcare professionals to eligible HAE patients. Our Walgreens agreement has a term through December 2015 and will renew annually unless amended or terminated by the parties.

Manufacturing

We have established a commercial supply chain that consists of third party vendors to manufacture, test and transport KALBITOR. All third party manufacturers involved in the KALBITOR manufacturing process are required to comply with current Good Manufacturing Practices, or cGMPs.

Ecallantide drug substance used in the production of KALBITOR is manufactured in the United Kingdom by Fujifilm Diosynth Biotechnologies (UK) Ltd. (Fujifilm). Under our agreement with Fujifilm, they have committed to be available to manufacture bulk drug substance for us through 2020. The shelf-life of our frozen ecallantide drug substance is four years.

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

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2016. In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through mid-2017.

In 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR. JHS is working to resolve the issues raised by the FDA. If JHS fails to correct these issues, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

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

Preclinical pharmacokinetic, pharmacodynamic and tolerability studies have demonstrated that DX-2930 has relevant activity in animal models. We have completed a Phase 1a clinical study to evaluate the safety and tolerability of a single subcutaneous administration of DX-2930. The safety, tolerability, and kallikrein inhibition results of the Phase 1a study supported the advancement of DX-2930 into a Phase 1b study.

The Phase 1b study is a multi-center, randomized, double-blind, placebo-controlled, multiple ascending dose study designed to assess the safety, tolerability and pharmacokinetics of DX-2930 in HAE patients. An analysis of HAE attack rate was also conducted following a pre-specified statistical analysis plan. A total of 37 subjects were randomized to active drug or placebo in a 2:1 ratio across 4 dosing groups of 30, 100, 300, or 400 mg. Each subject received two doses of DX-2930 or placebo, separated by 14 days, and was followed for 15 weeks after the second dose.

In the Phase 1b study, DX-2930 was well tolerated at all dose levels. There were no deaths or subject discontinuations due to an adverse event. There were no serious adverse events in subjects treated with DX-2930 and no evidence of dose-limiting toxicity. There was no safety signal in treatment-emergent adverse events, clinical laboratory results, vital signs, or electrocardiograms. Subcutaneous injection was well tolerated.

Pharmacokinetic results demonstrated that DX-2930 has linear, dose-dependent exposure and a mean elimination half-life of approximately 14 days across all dose groups studied. Pharmacodynamic results from two different exploratory biomarker assays confirmed ex vivo plasma kallikrein inhibition in a dose- and time-dependent manner.

Primary proof-of-concept efficacy analyses were based on subjects in the 300 mg, 400 mg, and placebo dose groups who reported having at least 2 attacks in the 3 months prior to study entry. During the pre-specified, primary efficacy interval of 6 weeks (from days 8 to 50; corresponding to peak drug level), the HAE attack rate (adjusted for baseline attacks) was 0 in the 300 mg group and 0.045 attacks per week in the 400 mg group, compared to 0.37 attacks per week in the placebo group. This resulted in a 100% reduction for the 300 mg dose group as compared to placebo (P<0.0001), and an 88% reduction for the 400 mg dose group as compared to placebo (P=0.005). During this primary efficacy interval, 100% of subjects in the 300 mg group (P=0.026) and 82% of subjects in the 400 mg group (P=0.030) were attack-free compared with 27% of subjects in the placebo group. The Phase 1b study will be complete when all subjects in the 400 mg dose group finish the final safety assessments on study day 120.

We have received Fast Track designation from the FDA for the investigation of DX-2930 for HAE.

Based on the strength of the Phase 1b study data and subject to discussions with the FDA, we would expect to initiate a follow-on clinical study of DX-2930 in HAE patients during the second half of 2015. We expect to design this study to function as a pivotal trial that could be the basis for a submission to the FDA for regulatory approval in the United States. We may also be required to complete one or more additional clinical studies in order to complete a regulatory submission.

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

LICENSING AND FUNDED RESEARCH PORTFOLIO

We have leveraged our proprietary phage display technology and libraries through our LFRP licenses and collaborations. Inception to date, we have recognized over $200 million of revenue through these LFRP licenses, primarily related to license fees, milestones and royalties.

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

Licensee	Compound	Target	Indication	Status
Lilly	CYRAMZA® (ramucirumab) (IMC-1121B)	VEGFR-2/KDR	Gastric cancer (REGARD)	Commercialized
			Gastric cancer (RAINBOW)	Commercialized
			Non-small cell lung cancer (NSCLC) (REVEL)	Commercialized
			Colorectal cancer (RAISE)	Approved
			Hepatocellular carcinoma (REACH)	Phase 3
			Gastric cancer (RAINFALL)	Phase 3
			Urothelial cancer (RANGE)	Phase 3
			NSCLC (RELAY)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Lilly	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Completed Filing
			Various indications	Phase 2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer	Phase 3
			Various indications	Phase 2
			Various indications	Phase 1
Merck-Serono	Avelumab	PD-L1	NSCLC	Phase 3
			Metastatic merkel cell carcinoma	Phase 2
			Solid tumors	Phase 1
Merrimack	MM-121	ErbB3	Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Metastatic NSCLC	Phase 2
			Various indications	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merrimack	MM-141	IGF-1R & ErbB3	Pancreatic cancer	Phase 2
			Solid tumors	Phase 1
Lilly	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Baxter	Anti-MIF	MIF	Solid tumors	Phase 1
Athera	PC-mAb	Phosphorylcholine	Cardiovascular Disease	Phase 1
Bayer	Undisclosed	Undisclosed	Undisclosed	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)

CYRAMZA is a human monoclonal antibody being developed by Lilly. CYRAMZA is a vascular endothelial growth factor (VEGF) Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling a cancer to grow. CYRAMZA is being studied for use as a treatment in multiple oncology indications. The following are the Lilly CYRAMZA development programs that are the basis for an approved indication, a regulatory submission or recently completed or ongoing Phase 3 clinical trials:

Gastric (stomach) cancer

In 2014, Lilly received FDA approval of and launched CYRAMZA to treat advanced gastric cancer after prior chemotherapy, both as a single-agent treatment and as a combination therapy with paclitaxel. These specific FDA-approved indications, based on Lilly’s Phase 3 REGARD and RAINBOW studies, are for patients with advanced or metastatic gastric or gastroesophageal junction (GEJ) adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. CYRAMZA is the first FDA-approved product for advanced gastric cancer after prior chemotherapy.

In December 2014, Lilly received marketing authorization from the European Commission for CYRAMZA, in adults, in combination with paclitaxel, for the treatment of advanced gastric or GEJ adenocarcinoma following prior chemotherapy and as a monotherapy in this setting for patients for whom treatment in combination with paclitaxel is not appropriate.

In March 2015, Lilly received marketing authorization from the Japan Ministry of Health, Labour and Welfare for CYRAMZA to treat unresectable, advanced or recurrent gastric cancer.

In 2015, Lilly initiated a first-line Phase 3 study of CYRAMZA in combination with capecitabine and cisplatin in subjects with metastic gastric or GEJ adenocarcinoma. This trial is called RAINFALL. According to ClinicalTrials.gov, the estimated primary completion date for this study is March 2017.

Non-small cell lung cancer

In December 2014, Lilly received FDA approval of CYRAMZA plus docetaxel for patients with second-line non-small cell lung cancer (NSCLC). This approval is for CYRAMZA in combination with docetaxel for the treatment of patients with metastatic NSCLC with disease progression on or after platinum-based chemotherapy.

With this approval, CYRAMZA became the first treatment approved in the U.S. for use in combination with docetaxel in the second-line treatment of metastatic NSCLC, including nonsquamous and squamous histologies.

This approval was based on Lilly’s Phase 3 REVEL study, which showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA-plus-docetaxel arm compared to the control arm of placebo plus docetaxel.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA-plus-docetaxel arm versus the control arm. The REVEL trial included patients with nonsquamous and squamous forms of NSCLC.

Lilly completed a regulatory submission in the EU for CYRAMZA in second-line NSCLC in the first quarter of 2015.

Additionally, Lilly has initiated a first-line Phase 3 study of CYRAMZA in combination with erlotinib in patients with epidermal growth factor receptor (EGFR) mutation-positive metastatic NSCLC. This trial is called RELAY. According to ClinicalTrials.gov the planned start date for this trial is May 2015, and the estimated primary completion date is August 2018.

Colorectal cancer

In April 2015, Lilly received FDA approval for CYRAMZA in combination with folinic acid, 5-flurouracil and irinotecan (FOLFIRI) for the treatment of patients with second-line metastatic colorectal cancer (mCRC) whose disease has progressed on a first line bevacizumab-, oxaliplatin- and fluoropyrimidine-containing regimen. Additionally, Lilly has submitted regulatory filings for CYRAMZA in mCRC in the EU.

This approval is based on Lilly’s Phase 3 RAISE study which showed a statistically significant improvement in the primary endpoint of overall survival in the CYRAMZA-plus-FOLFIRI arm compared to the control arm.  It also showed a statistically significant improvement in progression-free survival in the CYRAMZA-plus-FOLFIRI arm versus the control arm.

Hepatocellular carcinoma

Lilly has completed a randomized, double-blind Phase 3 clinical trial of CYRAMZA plus best supportive care (BSC) versus placebo plus BSC as second-line treatment in patients with hepatocellular carcinoma (HCC), also known as liver cancer, after first-line therapy with sorafenib. The REACH trial did not meet its primary endpoint; overall survival favored the CYRAMZA arm but was not statistically significant.  Encouraging single-agent CYRAMZA activity was observed, with meaningful improvements in key secondary endpoints of progression-free survival, overall response rate and time to progression. Although the REACH study did not achieve statistical significance for survival, Lilly is encouraged by the efficacy seen overall, especially in specific subpopulations. In a pre-specified analysis, patients with an elevated baseline of alpha-fetoprotein (AFP) ≥400 ng/mL achieved a survival improvement greater than three months.

Based on these results, Lilly has announced that it plans to initiate a second-line Phase 3 study of CYRAMZA in HCC in patients with elevated baseline AFP. This trial is called REACH-2; it is not yet posted in ClinicalTrials.gov.

Urothelial Cancer

Lilly plans to initiate a Phase 3 clinical trial of CYRAMZA plus docetaxel in patients with urothelial cancer. This trial is called RANGE. According to ClinicalTrials.gov, the planned start date for this trial is June 2015, and the estimated primary completion date is January 2017.

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

TRINOVA-3 was a randomized, double-blind study of trebananib with paclitaxel and carboplatin or placebo with paclitaxel and carboplatin in the first-line treatment of epithelial ovarian, primary peritoneal or fallopian tube cancers. Amgen has stopped administration of this trial based on a recommendation by the Data Safety Monitoring Committee, who deemed the study unlikely to achieve its primary progression-free survival endpoint.

Avelumab (MSB0010718C)

Avelumab is a human monoclonal antibody being co-developed and co-commercialized by Merck-Serono in partnership with Pfizer, that is designed to block the interaction of programmed death ligand 1 (PD-L1) with its receptor PD-1, potentially restoring effective anti-tumor T-cell responses and thereby to inhibiting cancer growth.

In April 2015, Merck-Serono and Pfizer reported treatment of the first patient for its Phase 3 clinical trial in non-small cell lung cancer for avelumab. This Phase 3 study, which is part of the Javelin clinical trial program, will enroll approximately 650 patients with stage IIIb/IV non-small cell lung cancer..  The Phase 3 trial is an open-label, multi-center, randomized trial with avelumab designed to demonstrate superiority with regard to overall survival of avelumab versus docetaxel in subjects with PD-L1 positive, NSCLC after failure of a platinum-based doublet.  The primary endpoint is overall survival in those testing positive for PD-L1, while secondary endpoints will be assessed across the entire study population, regardless of PD-L1 status, and include overall survival; overall response rate, progression-free survival; and patient-reported outcomes.

Avelumab is also in earlier-stage clinical trials for other indications.

LFRP Phase 2 Product Candidates

Anti-LINGO-1 (BIIB 033)

Biogen Idec is developing Anti-LINGO-1 a fully human monoclonal antibody that targets LINGO-1, a protein expressed selectively in the central nervous system that is known to negatively regulate axonal myelination and axonal regeneration. Currently, there are two ongoing Phase 2 clinical trials.

Acute optic neuritis (AON)

Biogen Idec has completed a Phase 2 clinical trial of Anti-LINGO-1 in AON. This trial is a randomized, double-blind, parallel-group, placebo controlled Phase 2 study in subjects with their first episode of AON. In January 2015, Biogen announced that data from this trial showed that treatment with anti-LINGO-1 showed evidence of biological repair of the visual system and in April 2015, the full data set was presented at the America Academy of Neurology annual meeting.

Multiple sclerosis (MS)

In 2013, Biogen Idec initiated a randomized, double-blind, parallel-group, dose-ranging Phase 2 clinical trial investigating Anti-LINGO-1 used concurrently with Avonex in subjects with relapsing forms of multiple sclerosis. Data from this study, which is referred to as SYNERGY, are expected in 2016.

MM-121 (SAR256212)

Merrimack Pharmaceuticals is developing MM-121, a fully human monoclonal antibody that targets ErbB3, a cell surface receptor implicated in tumor growth and survival. By inhibiting ErbB3 signaling, MM-121 is designed to restore sensitivity, delay resistance and enhance the anti-tumor effect of other drugs when used in combination therapy. Sanofi and Merrimack had entered into an exclusive, global license and collaboration agreement for MM-121 in 2009. In 2014, Merrimack regained worldwide rights to develop and commercialize MM-121. Merrimack is exploring MM-121 in a number of oncology indications. Currently, the most advanced programs are in Phase 2 clinical trials.

Breast cancer

Merrimack has an ongoing randomized, open-label Phase 2 trial of preoperative use of MM-121 with paclitaxel in HER2-negative breast cancer. This study was intended to demonstrate whether the addition of MM-121 with paclitaxel is more effective than treatment of paclitaxel alone when administered as part of the neoadjuvant treatment in HER2-negative locally advanced operable breast cancer patients. In September 2014, Merrimack announced that clinical and biomarker data from their Phase 2 study in ER/PR-positive, HER2-negative metastatic breast cancer showed that patients with high heregulin mRNA levels achieved a statistically significant benefit from combining the novel agent MM-121 with exemestane. Updated data from this biomarker subgroup, representing 45% of patients with metastatic breast cancer, showed a hazard ratio of 0.26 with a p-value of 0.003. Data from this study showed that the addition of MM-121 did not significantly enhance exemestane activity in an unselected metastatic breast cancer population. There was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with exemestane. Further confirmatory studies of MM-121 in breast cancer are being considered.

Ovarian cancer

Merrimack has an ongoing randomized, open-label Phase 2 trial of MM-121 with paclitaxel in platinum resistant or refractory recurrent/advanced ovarian cancers. The estimated primary completion date for this this trial was the fourth quarter of 2014. This study was intended to demonstrate whether the addition of MM-121 with paclitaxel is more effective than treatment of paclitaxel alone in platinum resistant or refractory recurrent/advanced ovarian cancers. Data from this study showed that the addition of MM-121 did not significantly enhance paclitaxel activity in an unselected platinum-resistant ovarian cancer population. A subset of heregulin positive patients (38%) who also had low ErbB2 (HER2) levels, however, responded poorly to paclitaxel alone and had improved progression-free survival with the addition of MM-121. There was a consistent but modest and tolerable increase in adverse events when MM-121 was combined with paclitaxel. Further confirmatory studies of MM-121 in ovarian cancer are being considered.

Non-small cell lung cancer

In February 2015, Merrimack initiated a global, open-label, biomarker-selected, randomized Phase 2 clinical trial of MM-121, in combination with docetaxel or pemetrexed versus docetaxel or pemetrexed alone in patients with heregulin positive, locally advanced or metastatic NSCLC. The primary endpoint of the trial is progression-free survival. Secondary endpoints include overall survival, objective response rate, safety and tolerability.

MM-141

Merrimack is developing MM-141, a fully human monoclonal antibody that acts as a tetravalent inhibitor of PI3K/AKT/mTOR, which is a major pro-survival pathway tumor cells use as a resistance mechanism to anti-cancer therapies.

Pancreatic cancer

In April 2015, Merrimack initiated a Phase 2 clinical trial of MM-141 in combination with nab-paclitaxel and gemcitabine in front-line pancreatic cancer. Additionally, in 2014, Merrimack obtained orphan drug designation in the United States for MM-141 for the treatment of pancreatic cancer.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

Revenues. Total revenues for the three months ended March 31, 2015 (the 2015 Quarter) were $20.4 million, compared with $14.1 million for the three months ended March 31, 2014 (the 2014 Quarter).

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

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. Product sales, net of discounts and allowances, were as follows:

	2015	2014
	(in thousands)
Gross product sales	$17,588	$14,098

Prompt pay and other discounts	$(877)	$(717)
Government rebates and chargebacks	(935)	(678)
Returns	237	(196)
Product sales allowances	$(1,575)	$(1,591)
Product sales, net	$16,013	$12,507

Product sales allowances, as a percent of gross product sales	9.0%	11.3%

The increase in net sales between the 2015 Quarter and the 2014 Quarter was due to several factors:

•	Sales represented by patient demand units increased during the 2015 Quarter by approximately $2.1 million, a 15% increase over the 2014 Quarter. This growth reflects higher KALBITOR utilization rates particularly for certain individual patients who experience and treat frequent HAE attacks;

•	While there were no substantial distributor channel adjustments during the 2015 Quarter, adjustments that occurred during the 2014 Quarter reduced the comparable 2014 Quarter net sales by approximately $950,000;
•	Lower gross to net sales adjustments increased the 2015 Quarter’s net sales by approximately $450,000.

Product sales allowances in the 2015 Quarter decreased as a percentage of gross product sales due to adjustments to product sales returns, partially offset by higher government rebates resulting from a change in the Medicaid patient mix.

Development and License Fees. We derive revenues from licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $1.0 million in the 2015 Quarter compared to $1.6 million in the 2014 Quarter.

Royalty Revenue. Royalty revenue for the 2015 Quarter totaled $3.4 million based on Lilly’s sales of CYRAMZA. The third quarter of 2014 was the first period in which we recorded royalty revenue. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. We have recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties. Cost of product sales includes the cost of the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $2.1 million of costs associated with product sales during the 2015 Quarter, including $1.0 million associated with the discontinuation of technology transfer for an alternative drug product manufacturer of which $400,000 had previously been capitalized as inventory. Costs associated with product sales during the 2014 Quarter were $785,000.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. We recorded $1.7 million for cost of royalties in the 2015 Quarter.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
DX-2930 and other research and development	$8,559	$4,727
KALBITOR medical support and development	1,614	1,747
LFRP license fees and development and regulatory milestone pass-throughs	69	395
Total	$10,242	$6,869

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2015 Quarter compared to the 2014 Quarter was primarily due to increased costs associated with the development of DX-2930, our candidate to treat HAE prophylactically.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2015 Quarter and the 2014 Quarter were $11.0 million and $9.5 million, respectively, including stock based compensation expense of $1.7 million and $750,000, respectively. The change in selling, general and administrative expenses is primarily associated with an increase in stock based compensation expense to $1.7 million in the 2015 Quarter from $750,000 in the 2014 Quarter.

Included in selling, general and administrative expenses were costs for KALBITOR patient support services performed by our distributors of $122,000 and $206,000 for the 2015 Quarter and the 2014 Quarter, respectively.

Interest and Other Expense. Interest expense, which is primarily from our loan arrangement with HC Royalty, was approximately $2.7 million in both the 2015 Quarter and the 2014 Quarter, respectively. Interest expense is calculated using the effective interest rate method and is approximately 12.5% per annum.

Liquidity and Capital Resources

	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$16,617	$19,392
Short-term investments	165,263	165,260
Total cash, cash equivalents and investments	$181,880	$184,652

The following table summarizes our cash flow activity for the three months ended March 31, 2015 and 2014:

	2015	2014
	(in thousands)
Net cash used in operating activities	$(2,961)	$(5,615)
Net cash used in investing activities	(238)	(84,610)
Net cash provided by financing activities	424	81,518
Net decrease in cash and cash equivalents	$(2,775)	$(8,707)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through March 31, 2015, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales, royalties and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2015 Quarter, the principal use of cash in our operations was to fund our net loss of $7.3 million. Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $2.8 million, depreciation and amortization costs of $436,000, and non-cash interest expense of $159,000.  In addition to non-cash charges, we also had cash in-flow due to changes in working capital totaling $881,000 that included a decrease in accounts receivable of $2.8 million and a decrease in other current assets of $1.6 million, which was offset by a decrease in accounts payable and accrued expenses of $1.8 million and an increase in inventory of $1.4 million.

During the 2014 Quarter, the principal use of cash in our operations was to fund our net loss of $5.7 million.  Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $1.2 million, depreciation and amortization costs of $303,000, and non-cash interest expense of $162,000.  In addition to non-cash charges, we also had cash out-flow due to changes in working capital totaling $1.6 million that included a decrease in accounts payable and accrued expenses of $2.7 million, which was offset by a decrease in accounts receivable of $1.4 million.

Investing Activities

Our investing activities for the 2015 Quarter primarily consisted of the purchase of investments totaling $27.2 million offset by the maturity of investments totaling $27.0 million, as well as the purchase of fixed assets totaling $43,000.

Our investing activities for the 2014 Quarter primarily consisted of the purchase of investments totaling $84.5 million, as well as the purchase of fixed assets totaling $79,000.

Financing Activities

Our financing activities for the 2015 Quarter consisted of proceeds from the exercise of stock options totaling $424,000.

Our financing activities for the 2014 Quarter primarily consisted of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock in March 2014, as well as proceeds from the exercise of stock options totaling $1.6 million.  Repayment of long-term debt for the 2014 Quarter totaled $116,000.

Subsequent to March 31, 2015, we issued 8,510,000 shares of common stock at $27.00 per share in an underwritten public offering.  Proceeds from the offering were approximately $215.8 million, net of offering expenses.

We expect that existing cash, cash equivalents, and investments, including the $215.8 million of net proceeds from our April 2015 public offering, together with anticipated cash flow from product sales, royalties and existing development and license agreements will be sufficient to support our current operations for at least the next twelve months.  Existing funds are expected to be used, amongst other things, to prepay the debt to HC Royalty in August 2015, which would enable us to use cash flow from our LFRP to fund our operations.  We may seek additional funding through our collaborative arrangements and public or private financings.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements with the exception of operating leases.

Commitments and contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations," we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2015.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2014, our critical accounting policies and estimates were identified as those relating to revenue recognition, allowance for doubtful accounts, share-based compensation and valuation of long-lived and intangible assets. There have been no material changes to our critical accounting policies from the information provided in our 2014 Annual Report on Form 10-K.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of March 31, 2015, we had cash, cash equivalents and investments of approximately $181.9 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of March 31, 2015, we had $84.5 million in short-term and long-term obligations outstanding, related to our note payable to HC Royalty. The interest rate on this obligation is fixed and therefore not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. – RISK FACTORS

You should carefully consider the following risk factors before you decide to invest in our Company and our business because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related To Our Business

We have a history of net losses, expect to incur additional net losses and may never achieve or sustain profitability.

We have incurred net losses on an annual basis since our inception. As of March 31, 2015 we had an accumulated deficit of approximately $553.1 million. We expect to incur additional net losses in 2015 and beyond, as our research, development, preclinical testing, clinical trial, manufacturing and commercial activities continue.

Currently, we generate a significant amount of our revenue from product sales and it is possible that we will never have substantially more product sales revenue. We also generate revenue from royalties, and development and license fees, that we receive under the LFRP. To become profitable, we must either generate higher product sales from the commercialization of KALBITOR and other product candidates, such as DX-2930, increase receipts from our licensees’ product candidates in our LFRP, or reduce costs. It is possible that we will never have sufficient revenues to achieve or sustain future profitability.

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

We are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is a product candidate to treat HAE prophylactically. Before we can commercialize DX-2930, or any biopharmaceutical product candidate, we must engage in a rigorous clinical trial and regulatory approval process mandated by the FDA and analogous foreign regulatory agencies. This process is lengthy and expensive, and approval is never certain. Positive results from preclinical studies and early clinical trials, such as our recent positive results from our Phase 1b clinical study of DX-2930, do not ensure positive results in late stage clinical trials designed to permit application for regulatory approval. We cannot accurately predict when planned clinical trials will begin or be completed. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, alternative therapies, competing clinical trials and new drugs approved for the conditions that we are investigating. Therefore, our future trials may take longer to enroll patients than we anticipate. Such delays may increase our costs and slow down our product development and the regulatory approval process. Our product development costs will also increase if we need to perform more or larger clinical trials than planned. The occurrence of any of these events will delay our ability to commercialize products, generate revenue from product sales and impair our ability to become profitable, which may cause us to have insufficient capital resources to support our operations.

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

We expect that existing cash, cash equivalents and short-term investments including the $215.8 million of net proceeds from our April 2015 public offering together with anticipated cash flow from product sales, royalties and existing development and license fees will be sufficient to support our current operations for at least the next twelve months.  Existing funds are expected to be used, amongst other things, to prepay the debt to HC Royalty in August 2015, which would enable us to use cash flow from our LFRP to fund our operations.  We may need additional funds if our cash requirements exceed our current expectations, if we generate less revenue than we expect or, if we pursue additional product development.  We may seek additional funding through collaborative arrangements, public or private financings, or other means.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders.  If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

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

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount. KALBITOR is more expensive than many drug treatments and most patients require some form of third party insurance coverage, patient financial assistance provided by us or by charitable foundations in order to afford its cost. Our future revenues and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or any other country specific governmental organizations, to defray the cost of KALBITOR. If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or impose restrictions on the level of coverage and reimbursement greater than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

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

Shire also markets CINRYZE®, an intravenously-administered, plasma-derived C1-esterase inhibitor. CINRYZE is approved in the US for routine prophylaxis against angioedema attacks in adolescent and adult patients with HAE, and has orphan drug designation from the FDA. The FDA has also approved product labeling for CINRYZE to include self-administration for routine prophylaxis once a patient is properly trained by his or her healthcare provider. CINRYZE has also received approval in the EU for the treatment and pre-procedure prevention of angioedema attacks in adults and adolescents with HAE, and routine prevention of angioedema attacks in adults and adolescents with severe and recurrent attacks of HAE, who are intolerant to or insufficiently protected by oral prevention treatments or patients who are inadequately managed with repeated acute treatment. The EU approval includes a self-administration option for appropriately trained patients. Shire is conducting a Phase 1 trial evaluating subcutaneous administration of CINRYZE.

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

In addition, failure to comply with applicable current good manufacturing practices and other governmental regulations and standards could be the basis for action by the FDA or corresponding foreign agency to withdraw approval for KALBITOR and for other regulatory action, including recall or seizure of product, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. For example, in November 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR. JHS is working to resolve the issues raised by the FDA. If JHS fails to correct these issues, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018. In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2016 and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through mid-2017. These estimates are subject to changes in market conditions and other factors beyond our control. If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our results of operations and business prospects.

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

In the United States, we sell KALBITOR to customers including wholesalers, specialty pharmacies and a limited number of hospitals. Our distributors do not set or determine demand for KALBITOR. We expect our distribution arrangements to continue for the foreseeable future through an extension or replacement of our current agreements. Our ability to successfully commercialize KALBITOR will depend, in part, on the extent to which there is adequate distribution of KALBITOR to patients through our distributors. It is possible that our distributors could change their policies or fees, or both, sometime in the future. This could result in their refusal to distribute smaller volume products such as KALBITOR, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing KALBITOR. Although we have contractual remedies to mitigate these risks and we also believe we could find alternative distributors on relatively short notice, our product sales during that period of time may suffer and we may incur additional costs to replace a distributor. A significant reduction in product sales to our distributors, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

Our loans from an affiliate of HC Royalty have an aggregate principal balance of $84.5 million at March 31, 2015. The loans bear interest at a rate of 12% per annum, payable quarterly, will mature in August 2018, and can be repaid without penalty beginning in August 2015.

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

Item 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: April 30, 2015
/s/George Migausky
George Migausky
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

3.2	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on May 13, 2011 and incorporated herein by reference.

3.3	Amended and Restated By-laws of the Company. Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 000-24537) for the quarter ended September 30, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101	The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

