Form 10-Q
period 2015-06-30
DYAX CORP
filed 2015-07-30
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of July 27, 2015: 146,357,825

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$127,237	$19,392
Short-term investments	266,920	165,260
Accounts receivable, net	10,938	12,221
Inventory	3,344	4,504
Other current assets	4,834	7,053
Total current assets	413,273	208,430
Fixed assets, net	5,158	4,631
Restricted cash	1,100	1,100
Other assets	8,209	2,972
Total assets	$427,740	$217,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,207	$17,373
Current portion of deferred revenue	3,856	3,373
Other current liabilities	—	1,159
Total current liabilities	22,063	21,905
Deferred revenue	3,542	4,201
Notes payable	82,111	82,165
Deferred rent and other long-term liabilities	2,863	3,059
Total liabilities	110,579	111,330
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 146,287,548 and 136,662,175 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,463	1,367
Additional paid-in capital	877,197	650,249
Accumulated deficit	(561,523)	(545,841)
Accumulated other comprehensive income	24	28
Total stockholders' equity	317,161	105,803
Total liabilities and stockholders' equity	$427,740	$217,133

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dyax Corp. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$17,760	$16,582	$33,773	$29,089
Development and license fees	4,228	3,003	5,260	4,613
Royalty revenue	4,385	—	7,758	—
Total revenues, net	26,373	19,585	46,791	33,702

Costs and expenses:
Cost of product sales	1,423	975	3,519	1,760
Cost of royalty revenue	2,192	—	3,879	—
Research and development expenses	14,510	8,456	24,752	15,325
Selling, general and administrative expenses	14,153	10,565	25,194	20,054
Total costs and expenses	32,278	19,996	57,344	37,139
Loss from operations	(5,905)	(411)	(10,553)	(3,437)

Other income (expense):
Interest and other income	203	73	291	111
Interest and other expenses	(2,709)	(2,723)	(5,420)	(5,446)
Total other expense, net	(2,506)	(2,650)	(5,129)	(5,335)
Net loss	(8,411)	(3,061)	(15,682)	(8,772)

Other comprehensive income:
Unrealized gain (loss) on investments	(20)	40	(4)	90
Comprehensive loss	$(8,431)	$(3,021)	$(15,686)	$(8,682)

Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.11)	$(0.07)
Shares used in computing basic and diluted net loss per share	144,703,202	135,873,613	140,791,906	130,277,157

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Dyax Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,682)	$(8,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	523	271
Depreciation of fixed assets	479	422
Non-cash interest expense	321	324
Compensation expenses associated with stock-based compensation plans	7,726	3,251
Changes in operating assets and liabilities:
Accounts receivable	1,547	1,263
Other current assets	2,218	(224)
Inventory	(4,043)	570
Accounts payable and accrued expenses	(394)	(1,537)
Deferred revenue	(440)	(683)
Deferred rent and other long-term liabilities	(149)	(48)
Net cash used in operating activities	(7,894)	(5,163)
Cash flows from investing activities:
Purchase of investments	(217,139)	(114,573)
Proceeds from sale and maturity of investments	114,953	—
Purchase of fixed assets	(938)	(145)
Net cash used in investing activities	(103,124)	(114,718)
Cash flows from financing activities:
Gross proceeds from common stock offering	229,770	85,100
Fees associated with common stock offering	(14,019)	(5,392)
Repayment of long-term obligations	(374)	(233)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	3,486	2,332
Net cash provided by financing activities	218,863	81,807
Net decrease in cash and cash equivalents	107,845	(38,074)
Cash and cash equivalents at beginning of the period	19,392	68,085
Cash and cash equivalents at end of the period	$127,237	$30,011
Supplemental disclosure of cash flow information:
Interest paid	$6,248	$4,618

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

The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. It is using this assay to expedite the development of DX-2930.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Basis of Consolidation

The accompanying consolidated financial statements for the three and six months ended June 30, 2014 include the accounts of the Company and the Company's European subsidiaries Dyax S.A., Dyax BV and Dyax Holdings B.V. In 2014, Dyax S.A. and Dyax BV were dissolved and during the three and six months ended June 30, 2015, Dyax Holdings B.V. was dissolved. All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At June 30, 2015 and December 31, 2014, approximately 99% and 98%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors. Concentrations of credit risk with respect to trade receivable balances associated with the Company’s development and license fee revenue are usually limited, due to the diverse number of licensees and collaborators comprising the Company's customer base. Trade receivable balances associated with the Company’s product sales are comprised of a few customers, due to the Company’s limited distribution network. The Company conducts ongoing credit evaluations of its customers. As of June 30, 2015, three companies accounted for 67% of the receivable balance: 40% (Lilly), 14% (Walgreens) and 13% (Prodigy) of the accounts receivable balance. The balance due from Lilly is made up of $4.4 million in unbilled accounts receivable related to estimated royalties earned during the quarter ended June 30, 2015. As of December 31, 2014, three companies accounted for 68% of the accounts receivable balance: 27% (Lilly), 21% (US Bioservices) and 20% (Walgreens) of the accounts receivable balance.

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

Under certain arrangements the Company has provided its distributors with extended payment terms. In these circumstances, revenue is not recognized until collectability is reasonably assured or payment from the distributor has been received.

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient Financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2013	$484	$90	$1,634	$323	$2,531
Current provisions relating to sales in current year	3,593	443	3,270	267	7,573
Adjustments relating to prior years	6	11	(209)	44	(148)
Payments relating to sales in current year	(3,154)	(385)	(1,800)	—	(5,339)
Payments/returns relating to sales in prior years	(383)	(16)	(908)	(42)	(1,349)
Balance, as of December 31, 2014	$546	$143	$1,987	$592	$3,268
Current provisions relating to sales in current year	1,823	199	1,873	46	3,941
Adjustments relating to prior years	—	(1)	(15)	(183)	(199)
Payments relating to sales in current year	(1,518)	(253)	(632)	—	(2,403)
Payments/returns relating to sales in prior years	(440)	(21)	(585)	(75)	(1,121)
Balance, as of June 30, 2015	$411	$67	$2,628	$380	$3,486

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

For agreements entered into prior to 2011, the Company evaluated license arrangements with multiple elements in accordance with Accounting Standards Codification (ASC), 605-25 Revenue Recognition – Multiple-Element Arrangements. Since 2011, the Company has applied the guidance of ASU 2009-13to evaluate license arrangements with multiple elements. This guidance amended the accounting standards for certain multiple element arrangements to:

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

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $59 million in development milestones, $54 million in regulatory filing milestones and $80 million in marketing approval milestones. As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $3.4 million and $3.5 million for the three and six months ended June 30, 2015 associated with non-substantive milestones, respectively, and approximately $2.1 million related to non-substantive milestones under the LFRP for each of the three and six months ended June 30, 2014.

Substantive Milestones. There are no substantive milestones under the LFRP for the three and six months ended June 30, 2015 and 2014.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications. Under these agreements, the Company is eligible to receive certain development and sales milestones. Achievement of these milestones is contingent upon each licensee’s efforts and involves risks and uncertainty related to regulatory approval and commercialization process that could lead to milestones never being met. There was no amount recognized for these milestones during the three and six months ended June 30, 2015 and 2014.

Royalty Revenue

Royalty revenue is recognized when it becomes determinable and collectability is reasonably assured. For royalties recognized related to CYRAMZA, the first therapeutic product in the LFRP, which is commercialized by Lilly, the Company recognizes royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates. At June 30, 2015 and December 31, 2014, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. As the Company’s foreign subsidiaries are U.S. dollar functional currency denominated, local currency is remeasured in U.S. dollars and are recorded to other income (expense) in the consolidated statement of operations and comprehensive loss. The Company recorded other expense of $3,000 and $10,000 for the three and six months ended June 30, 2015, respectively, for the translation of foreign currency. The Company recorded other income of $3,000 for each of the three and six months ended June 30, 2014

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units (RSUs), as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Company’s share-based compensation expense is recorded in accordance with ASC 718 Compensation - Stock Compensation.

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

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260 Earnings per Share. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. The Company excluded the following common stock equivalents, outstanding as of June 30, 2015 and 2014 (prior to consideration of the treasury stock method), from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	14,569,161	12,181,512	13,792,967	11,655,598
Unvested restricted stock units	557,201	488,690	543,944	415,478
Total	15,126,362	12,670,202	14,336,911	12,071,076

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under ASC 220,Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is presenting comprehensive income (loss) as part of the consolidated statements of operations and comprehensive loss.

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

In May 2015, the FASB issued amendments which remove the requirement to categorize within the fair value hierarchy all investments for which fair value measured using the net asset value (NAV) as a practical expedient for fair value. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance requires reporting entities to continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. A reporting entity should apply the amendments retrospectively to all periods presented. This update is effective for public business entities during fiscal years beginning after December 15, 2015. Early adoption is permitted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest” (ASU 2015-3) that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company has assessed and determined that adoption of ASU 2015-03 will have no material impact on its consolidated financial statements.

In May 2014, the FASB issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to defer the amendments in this update apply public business entities for the annual period ending after December 15, 2017. The amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining the method of adoption and the impact of this amendment on its consolidated financial statements.

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

The Company analyzed this multiple element arrangement in accordance with ASC 605-25 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting. Because of the risk associated with obtaining approval for commercial sale in the CVie territories, manufacturing services associated with commercial supply are considered a contingent deliverable and will be accounted for if and when performed. As CVie is required to obtain all drug product for both clinical development and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand-alone value to the licensee. Accordingly, it was determined that the license, manufacturing services associated with clinical supply, and steering committee performance obligations under this agreement represent a single unit of accounting.

At this time, the Company cannot reasonably estimate the level of effort required to fulfill its obligations and, therefore, is recognizing revenue associated with the upfront payment on a straight-line basis through mid-2020, the estimated development period in the CVie territories.

The Company recognized revenue of $34,000 and $49,000 for the three and six months ended June 30, 2015, respectively, and $33,000 revenue was recorded for each of the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company has deferred $674,000 and $723,000, respectively of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying condensed consolidated balance sheets.

Pint

In 2013, the Company entered into an exclusive agreement with Novellus Biopharma AG (Novellus) to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. In 2014, this agreement was assigned to Pint Pharma (Pint) and amended to include the territories of Algeria, Tunisia, Morocco, and South Africa. Under the terms of the exclusive license agreement, the Company received upfront payments totaling $500,000 and is eligible to receive up to $5.2 million in future regulatory and sales milestones and royalties on net product sales. Pint is solely responsible for all costs associated with development, regulatory activities, and the commercialization of KALBITOR in their licensed territories. Pint will purchase drug product from the Company on a cost-plus basis for its commercial supply.

The Company analyzed this multiple element arrangement in accordance with ASC 605-25 and evaluated whether the performance obligations under this agreement, including the product license, steering committee, and manufacturing services should be accounted for as a single unit or multiple units of accounting. As Pint is required to obtain all drug product for both clinical and commercial demand from the Company, all other deliverables under this arrangement were determined to provide no stand-alone value to the licensee. Accordingly, it was determined that performance obligations under this agreement represent a single unit of accounting.

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

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of June 30, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$122,917	$122,917	$—	$—
US Treasury Bills and Notes	266,920	—	266,920	—
Total	$389,837	$122,917	$266,920	$—

Description (in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$15,610	$15,610	$—	$—
US Treasury Bills and Notes	165,260	—	165,260	—
Total	$180,870	$15,610	$165,260	$—

The following tables summarize the Company’s marketable securities at June 30, 2015, and December 31, 2014:

	June 30, 2015
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$119,635	$9	$—	$119,644
US Treasury Bills and Notes (due after 1 year through 2 years)	147,261	15	—	147,276
Total	$266,896	$24	$—	$266,920

	December 31, 2014
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$165,232	$28	$—	$165,260
Total	$165,232	$28	$—	$165,260

As of June 30, 2015 and December 31, 2014, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.

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

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's consolidated balance sheet. As of June 30, 2015 and December 31, 2014, approximately $8.0 million and $2.7 million of inventory, respectively, is classified as non-current.

Inventory consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Raw Materials	$2,018	$1,074
Work in Progress	6,303	3,872
Finished Goods	3,031	2,282
Total	$11,352	$7,228

6. FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Laboratory equipment	$4,470	$4,134
Furniture and office equipment	1,021	944
Software and computers	3,664	3,071
Leasehold improvements	4,554	4,554
Total	13,709	12,703
Less: accumulated depreciation	(8,551)	(8,072)
	$5,158	$4,631

Depreciation expense for the three and six months ended June 30, 2015 was approximately $251,000 and $479,000, respectively and $211,000 and $422,000 for the three and six months ended June 30, 2014, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accounts payable	$650	$999
Accrued employee compensation and related taxes	4,193	5,759
Accrued external research and development and sales expenses	5,095	3,020
Accrued license fees	2,234	3,165
Accrued legal	477	262
Accrued sales allowances	2,765	2,368
Other accrued liabilities	2,793	1,800
Total	$18,207	$17,373

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

The Company has a loan agreement with an affiliate of HC Royalty with aggregate principal of $84.1 million as of June 30, 2015, consisting of a $22.7 million Tranche A Loan and a $61.4 million Tranche B Loan (collectively, the Loan). The Loan bears interest at a rate of 12% per annum, payable quarterly and matures in August 2018. It can be repaid without penalty beginning in August 2015 and in July 2015, the Company notified HC Royalty of its intent to repay the Loan at that time. As the repayment notice to HC Royalty is irrevocable, our cash and short-term equivalents will be reduced in August 2015 upon payment in full of the then outstanding principal balance of approximately $84.1 million.

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

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes for the six months ended June 30, 2015 and for the year ended December 31, 2014, as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$82,165	$81,516
Accretion of discount	99	198
Loan activity:
Interest Expense	5,290	10,588
Payments applied to principal	(374)	—
Payments applied to interest	(5,069)	(8,978)
Accrued interest payable	—	(1,159)
Ending balance	$82,111	$82,165

The estimated fair value of the note payable was $84.0 million at June 30, 2015, which was calculated based on level 3 inputs due to the limited availability of comparable data points. The note payable was valued using expected cash flows discounted at our estimate of the currently available market interest rate.

Facility Lease

In 2012, the Company relocated its operations to Burlington, Massachusetts.  The premises, consisting of approximately 45,000 rentable square feet of office and laboratory facilities, serve as the Company’s principal offices and corporate headquarters. The term of the Burlington lease is ten years, and the Company has rights to extend the term for an additional five years at fair market value subject to specified terms and conditions. The aggregate minimum lease commitment over the ten year term of the new lease is approximately $15.0 million.  The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease for which the Company has restricted cash recorded in the accompanying condensed consolidated balance sheet.  Under the terms of the Burlington lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million, including a loan totaling $671,000, which was used towards the cost of leasehold improvements. As of June 30, 2015 and December 31, 2014, the outstanding balance of the loan was $499,000 and $527,000. The Company has capitalized approximately $4.6 million in leasehold improvements associated with the Burlington facility. Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

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

At June 30, 2015, a total of 6,355,698 shares were available for future grants under the Equity Plan.

The following table summarizes stock option and RSU activity for the period ended June 30, 2015:

	Number of Options	Number of RSUs
Outstanding as of December 31, 2014	11,587,079	486,174
Granted/Awarded	3,921,351	231,250
Options Exercised/Shares Issued	(931,612)	(153,177)
Cancelled	(123,170)	(12,180)
Outstanding as of June 30, 2015	14,453,648	552,067

Exercisable as of June 30, 2015	7,543,445	—

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan) allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense recognized in connection with the Plan was approximately $68,000 and $134,000 for the three and six months ended June 30, 2015, respectively, and approximately $17,000 and $86,000 for the three and six months ended June 30, 2014, respectively. There were 30,584 and 29,051 shares purchased under the Plan during the six months ended June 30, 2015 and 2014.

At June 30, 2015, a total of 672,186 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Compensation expense related to:
Equity Incentive Plan	$4,824	$1,994	$7,592	$3,165
Employee Stock Purchase Plan	68	17	134	86
	$4,892	$2,011	$7,726	$3,251

Stock-based compensation expense charged to:
Research and development	$1,581	$737	$2,719	$1,227

Selling, general and administrative	$3,311	$1,274	$5,007	$2,024

Stock-based compensation expense of $45,000 and $80,000 for the three and six months ended June 30, 2015, respectively, and $19,000 and $23,000 for the three and six months ended June 30, 2014, respectively, has been excluded from the chart above and was capitalized into inventory. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

As of December 31, 2014, the Company had federal tax net operating loss carryforwards (NOLs) of $348.1 million, available to reduce future taxable income, which expire at various times beginning in 2018 through 2034. The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $68.1 million as of December 31, 2014, available to reduce future tax liabilities which will expire at various dates beginning in 2018 through 2034. The Company had state tax net operating loss carryforwards of approximately $53.5 million as of December 31, 2014, available to reduce future state taxable income, which will expire at various dates beginning in 2029 through 2034. The Company also had state research and development and investment tax credit carryforwards of approximately $8.8 million as of December 31, 2014, available to reduce future tax liabilities which expire at various dates beginning in 2015 through 2029.

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

As of December 31, 2014, the Company’s federal tax NOLs available to reduce future taxable income without limitation are $280.9 million, which expire at various times beginning in 2024 through 2034. The Company’s federal research and experimentation and orphan drug credit carryforward as of December 31, 2014 available to reduce future tax liabilities without limitation are $63.3 million, which will expire at various dates beginning in 2024 through 2034. In addition, the Company has NOL and federal tax credits that are subject to limitation and expire at various times beginning in 2018 through 2024. These NOLs and federal tax credits of $67.2 and $4.8 million , respectively, may be utilized in part, subject to an annual limitation. The cumulative annual limitation as of December 31, 2014 was large enough to allow the Company to utilize the $67.2 and $4.8 million of NOL and federal tax credits to currently offset income until expiration. However, additional ownership changes after December 31, 2014 could restrict the use of the Company’s NOLs and federal tax credits.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements regarding:

•	the potential benefits and usage of KALBITOR for treating HAE;

•	the commercial potential of KALBITOR, including revenues and costs;

•	the prospects for therapeutic benefits and clinical development of DX-2930, DX-2507 and DX-4012;

•	estimates of potential markets for our products and product candidates;

•	prospects for future milestone payments and/or royalties with respect to licensee product candidates in our LFRP;

•	the potential for market approval for KALBITOR in markets outside the United States;

•	plans to enter into additional collaborative and licensing arrangements for ecallantide and for other compounds in development;

•	the sufficiency of our cash, cash equivalents and short-term investments; and

•	expected future revenues and operating results and cash flows.

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

We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood. We are using this assay to expedite the development of DX-2930.

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

HEREDITARY ANGIOEDEMA AND OTHER PKM DISORDERS

We are focused on identifying and developing treatments for patients who experience PKM angioedema. Plasma kallikrein, an enzyme found in blood, produces bradykinin, a protein that causes blood vessels to enlarge or dilate, and which can cause swelling known as angioedema. Plasma kallikrein is believed to be a key component in the regulation of inflammation and contact activation pathways. Excess plasma kallikrein activity plays a role in HAE and could potentially play a role in a number of inflammatory diseases, including diabetic macular edema (DME).

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

Our product, ecallantide, is approved by the U.S. Food and Drug Administration (FDA) under the brand name KALBITOR for treatment of HAE in patients 12 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor, was the first subcutaneous HAE treatment approved in the United States and the only subcutaneous therapy available to treat attacks in patients 12 years of age and older. KALBITOR has orphan drug designation in the United States.

United States Sales and Marketing

We have a commercial organization to support sales of KALBITOR in the United States, including a field-based team of approximately 30 professionals, consisting of sales representatives, market access and field advocates, clinical nurse educators and corporate account directors. At this time, our commercial organization is sized to market KALBITOR in the United States, where patients are treated primarily by a limited number of specialty physicians consisting mainly of allergists and immunologists.

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

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through late 2016. In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through mid-2019.

In 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR. JHS has worked to resolve the issues raised by the FDA. If JHS fails to operate according to FDA regulations, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

KALBITOR Outside of the United States

In markets outside of the United States, we work with international partners to seek approval and commercialize ecallantide for HAE.

CVie – In 2013, we entered into an exclusive license agreement with CVie, a subsidiary of Lee’s Pharmaceutical Holdings Ltd., to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in China. This agreement was amended in 2014 to include the territories of Korea, Taiwan and Japan.

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

Pint – In 2013, we entered into an exclusive license agreement with Novellus to develop and commercialize KALBITOR for the treatment of HAE and other angioedema indications in select countries in Latin America, including Argentina, Brazil, Chile, Colombia, Mexico and Venezuela. In 2014, this agreement was assigned to Pint and amended to include the territories of Algeria, Tunisia, Morocco and South Africa.

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

HAE AND DX-2930

Based on our knowledge of HAE and the kallikrein-kinin biological pathway, we are developing DX-2930, a fully human monoclonal antibody, that is a potent and specific inhibitor of plasma kallikrein for the prophylactic treatment of HAE and potentially other PKM disorders. DX-2930 is administered subcutaneously, has a half-life that could enable less frequent dosing than currently available prophylactic HAE therapies, and has an advantageous immunogenicity profile.

Preclinical pharmacokinetic, pharmacodynamic and tolerability studies have demonstrated that DX-2930 has relevant activity in animal models. We completed a Phase 1a clinical study evaluating the safety and tolerability of a single subcutaneous administration of DX-2930. The safety, tolerability, and kallikrein inhibition results of this Phase 1a study supported the advancement of DX-2930 into a Phase 1b study.

The Phase 1b study was a multi-center, randomized, double-blind, placebo-controlled, multiple ascending dose study designed to assess the safety, tolerability and pharmacokinetics of DX-2930 in HAE patients. An analysis of HAE attack rate was also conducted following a pre-specified statistical analysis plan. A total of 37 subjects were randomized to active drug or placebo in a 2:1 ratio across 4 dosing groups of 30, 100, 300, or 400 mg. Each subject received two doses of DX-2930 or placebo, separated by 14 days, and was followed for 15 weeks after the second dose.

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

We have received both Breakthrough Therapy and Fast Track designations from the U.S. Food and Drug Administration (FDA) for further investigation of DX-2930 for HAE.

Based on recent discussions with the FDA, we have been informed that one additional clinical study, with supportive results, will be required to support our BLA filing. We will finalize the design of this trial, submit it to the FDA for review and plan to initiate this study during the second half of 2015.

PIPELINE DEVELOPMENT PROGRAMS
DX-2930 for Diabetic Macular Edema (DME) and Other PKM Disorders

Based on prior research on the potential role of kinin pathway activation contributing to the vascular leak associated with diabetic macular edema, we are evaluating DX-2930 for the treatment of DME. We expect to commence a clinical study in 2016, which will evaluate DME patients using DX-2930 by systemic and possibly intravitreal administration.
In addition, other indications of interest for DX-2930 include inflammatory bowel disease and rheumatoid arthritis, among others.
DX-2507 for Antibody-Mediated Autoimmune Diseases
In many autoimmune disorders, pathologic immunoglobulin (IgG) antibodies are the agents of disease. Examples include myasthenia gravis, immune thrombocytopenia, autoimmune hemolytic anemia, Guillain-Barre syndrome, Factor VIII inhibitor syndrome and various glomerulonephropathies. Current treatment strategies for these disorders include immune suppression, infusion of high concentration intravenous immunoglobulin (IVIG) and plasmaphereis - all of which are intended to reduce the level of pathologic antibodies. These approaches are generally expensive, often difficult to administer and can be associated with severe complications.
We are developing DX-2507, a fully human monoclonal antibody to human-FcRn, as a potential alternative treatment for diseases caused by high levels of IgG antibodies. The FcRn receptor is believed to play a critical role in recycling and maintaining IgG levels. Pre-clinical studies in non-human primates have demonstrated that DX-2507 reduces IgG antibodies in plasma by more than 60%, without negatively affecting albumin levels or the ability of animals to respond to novel antigen challenge.
DX-2507 is currently in GMP production to support preclinical development and we plan to file an IND in 2016.
DX-4012 as an Anti-Thrombotic Therapy
The current standard of care for thrombosis is the use of anticoagulant agents, which carry an increased risk of bleeding. We are developing DX-4012, a fully human monoclonal antibody to Factor XIIa, which has demonstrated anti-thrombotic activity in various animal models, without evidence of increased bleeding risk. We are continuing to evaluate DX-4012 in various non-human primate systems.

DX-4012, which is now entering GMP cell line production, may address multiple potential indications, including extracorporeal membrane oxygenation (ECMO), lupus anticoagulant syndrome, and potentially serve as alternative treatment for patients who cannot tolerate anticoagulation while requiring prolonged anti-thrombotic therapy.
LICENSING AND FUNDED RESEARCH PORTFOLIO

We have leveraged our proprietary phage display technology and libraries through our LFRP licenses and collaborations. Inception to date, we have recognized over $200 million of revenue through these LFRP licenses, primarily related to license fees, milestones and royalties.

LFRP Product Development

Our LFRP consists of multiple revenue-generating product candidates in clinical development and one approved product, all of which were identified using our phage display technology. Our licensees and collaborators also have additional product candidates in various stages of preclinical development are responsible for all costs associated with development of these product candidates.

The chart and program information below,which is based on information publicly disclosed by our licensees, provide a summary of the status of clinical stage product candidates in our LFRP for which we are eligible to receive future milestones and/or royalties, if these candidates are developed and commercialized. Certain product candidates are in multiple clinical trials for various indications.

Licensee	Compound	Target	Indication	Status
Lilly	CYRAMZA® (ramucirumab) (IMC-1121B)	VEGFR-2/KDR	Gastric cancer (REGARD)	Commercialized
			Gastric cancer (RAINBOW)	Commercialized
			Non-small cell lung cancer (NSCLC) (REVEL)	Commercialized
			Colorectal cancer (RAISE)	Commercialized
			Hepatocellular carcinoma (REACH-2)	Phase 3
			Gastric cancer (RAINFALL)	Phase 3
			Urothelial cancer (RANGE)	Phase 3
			NSCLC (RELAY)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Lilly	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Completed Filing
			Various indications	Phase 2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer	Phase 3
			Various indications	Phase 2
			Various indications	Phase 1
Merck-Serono	Avelumab	PD-L1	NSCLC	Phase 3
			Metastatic merkel cell carcinoma	Phase 2
			Solid tumors	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merrimack	MM-121	ErbB3	Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Metastatic NSCLC	Phase 2
			Various indications	Phase 1
Merrimack	MM-141	IGF-1R & ErbB3	Pancreatic cancer	Phase 2
			Hepatocellular carcinoma	Phase 1
Baxter	Anti-MIF	MIF	Colorectal cancer	Phase 2
			Solid tumors	Phase 1
Lilly	IMC-3C5	VEGFR-3	Solid tumors	Phase 1
Athera	PC-mAb	Phosphorylcholine	Cardiovascular Disease	Phase 1
Bayer	Undisclosed	Undisclosed	Undisclosed	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)
CYRAMZA is a human monoclonal antibody being developed by Lilly. CYRAMZA is a vascular endothelial growth factor (VEGF) Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling a cancer to grow. CYRAMZA is being studied for use as a treatment in multiple oncology indications. The following are the Lilly CYRAMZA development programs that are the basis for an approved indication, a regulatory submission or recently completed or ongoing Phase 3 clinical trial:

Gastric (stomach) cancer
In 2014, Lilly received FDA approval of and launched CYRAMZA to treat advanced gastric cancer after prior chemotherapy, both as a single-agent treatment and as a combination therapy with paclitaxel. These specific FDA-approved indications, based on Lilly’s Phase 3 REGARD and RAINBOW studies, respectively, are for patients with advanced or metastatic gastric or gastroesophageal junction (GEJ) adenocarcinoma with disease progression on or after prior fluoropyrimidine- or platinum-containing chemotherapy. CYRAMZA is the first FDA-approved product for advanced gastric cancer after prior chemotherapy. The REGARD and RAINBOW trials each demonstrated statistically significant improvements in the primary endpoint of overall survival (OS) and secondary endpoint of progression-free survival (PFS) in the CYRAMZA-containing arm compared to the control arm

In 2014, Lilly also received marketing authorization from the European Commission for CYRAMZA, in adults, in combination with paclitaxel, for the treatment of advanced gastric or GEJ adenocarcinoma following prior chemotherapy and as a monotherapy in this setting for patients for whom treatment in combination with paclitaxel is not appropriate.

In March 2015, Lilly received marketing authorization from the Japanese Ministry of Health, Labour and Welfare for CYRAMZA to treat unresectable, advanced or recurrent gastric cancer.

In 2015, Lilly initiated a first-line Phase 3 study of CYRAMZA in combination with capecitabine and cisplatin in subjects with metastic gastric or GEJ adenocarcinoma. This trial is called RAINFALL. According to ClinicalTrials.gov, the estimated primary completion date for this study is March 2017.

Non-small cell lung cancer
In 2014, Lilly received FDA approval of CYRAMZA plus docetaxel for patients with second-line non-small cell lung cancer (NSCLC). This approval is for CYRAMZA in combination with docetaxel for the treatment of patients with metastatic NSCLC with disease progression on or after platinum-based chemotherapy.

With this approval, CYRAMZA became the first treatment approved in the U.S. for use in combination with docetaxel in the second-line treatment of metastatic NSCLC, including nonsquamous and squamous histologies.

This approval was based on Lilly’s Phase 3 REVEL study, which showed a statistically significant improvement in the primary endpoint of OS in the CYRAMZA-plus-docetaxel arm compared to the control arm of placebo plus docetaxel. It also showed a statistically significant improvement in PFS in the CYRAMZA-plus-docetaxel arm versus the control arm. The REVEL trial included patients with nonsquamous and squamous forms of NSCLC.

Lilly completed a regulatory submission in the EU for CYRAMZA in second-line NSCLC in the first quarter of 2015.

Additionally, Lilly has initiated a first-line Phase 3 study of CYRAMZA in combination with erlotinib in patients with epidermal growth factor receptor (EGFR) mutation-positive metastatic NSCLC. This trial is called RELAY. According to ClinicalTrials.gov, the start date for this trial was May 2015, and the estimated primary completion date is August 2018.

Colorectal cancer
In April 2015, Lilly received FDA approval for CYRAMZA in combination with folinic acid, 5-flurouracil and irinotecan (FOLFIRI) for the treatment of patients with second-line metastatic colorectal cancer (mCRC) whose disease has progressed on a first line bevacizumab-, oxaliplatin- and fluoropyrimidine-containing regimen. Additionally, Lilly has submitted regulatory filings for CYRAMZA in mCRC in the EU and Japan.

This approval is based on Lilly’s Phase 3 RAISE study which showed a statistically significant improvement in the primary endpoint of OS in the CYRAMZA-plus-FOLFIRI arm compared to the control arm. It also showed a statistically significant improvement in PFS in the CYRAMZA-plus-FOLFIRI arm versus the control arm.

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

Based on these results, Lilly has initiated a second-line Phase 3 study of CYRAMZA in HCC in patients with elevated baseline AFP. According to ClinicalTrials.gov, the planned start date for this trial is July 2015, and the estimated primary completion date is October 2017.

Urothelial Cancer
Lilly has initiated a Phase 3 clinical trial of CYRAMZA plus docetaxel in patients with urothelial cancer. This trial is called RANGE. In urothelial cancer, malignant cells form in the urothelium, a layer of tissue that lines the bladder, urethra, ureters, and renal pelvis. It is much more common for cancer to begin in the urothelial of the bladder than at any of the other sites, and bladder cancer accounts for the vast majority of all urothelial carcinoma. According to ClinicalTrials.gov, the planned start date for this trial is July 2015, and the estimated primary completion date is January 2017.

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

Trebananib (AMG 386)
Amgen Inc. (Amgen) is developing trebananib, a peptibody that inhibits the interaction between the endothelial cell-selective Tie2 receptor and its ligands angiopoietin-1 and -2 (Ang1 and Ang2). By inhibiting this interaction, Amgen believes trebananib could interrupt angiogenesis, which is important to tumor cell growth.

Trebananib is being studied in one Phase 3 trial referred to as TRINOVA-2. TRINOVA-2 is a randomized, double-blind study evaluating whether trebananib plus pegylated liposomal doxorubicin (PLD) is superior to placebo plus PLD in women with recurrent partially platinum sensitive or resistant epithelial ovarian, primary peritoneal or fallopian tube cancer.

Trebananib is also in multiple Phase 2 clinical trials in various tumor types.

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

LFRP Phase 2 Product Candidates

Anti-LINGO-1 (BIIB 033)
Biogen Idec is developing Anti-LINGO-1 a fully human monoclonal antibody that targets LINGO-1, a protein expressed selectively in the central nervous system that is known to negatively regulate axonal myelination and axonal regeneration. Currently, there is one ongoing and one completed Phase 2 clinical trial.

Acute optic neuritis (AON)
Biogen Idec has completed a Phase 2 clinical trial of Anti-LINGO-1 in AON. This trial is a randomized, double-blind, parallel-group, placebo controlled Phase 2 study in subjects with their first episode of AON. In January 2015, Biogen announced that data from this trial showed that treatment with anti-LINGO-1 showed evidence of biological repair of the visual system and in April 2015, data was presented at the America Academy of Neurology annual meeting. Biogen will provide additional data from this study at European Committee for Treatment and Research in Multiple Sclerosis in October 2015.

Multiple sclerosis (MS)
In 2013, Biogen Idec initiated a randomized, double-blind, parallel-group, dose-ranging Phase 2 clinical trial investigating Anti-LINGO-1 used concurrently with Avonex in subjects with relapsing forms of multiple sclerosis. Data from this study, which is referred to as SYNERGY, are expected in mid-2016.

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

BAX69 (anti-MIF)
Baxalta, a wholly owned subsidiary of Baxter International Inc., is developing BAX69, a fully human, recombinant anti-MIF (anti-macrophage migration inhibitory factor) monoclonal antibody.  The anti-MIF antibody targets the MIF protein, a protein that induces inflammatory responses in the body and that has also been shown to influence the growth and spread of tumors. By inhibiting the cancer-promoting effects of MIF, the anti-MIF antibody may be capable of restricting the growth of tumors.

Metastatic colorectal cancer
In May 2015, Baxter initiated a Phase 2a clinical trial of BAX69 in combination with 5-FU/leucovorin or panitumumab versus standard of care in subjects with metastatic colorectal cancer. According to ClinicalTrials.gov, the estimated primary completion date for this trial is May 2017.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

Revenues. Total net revenues for the three months ended June 30, 2015 (the 2015 Quarter) were $26.4 million, compared with $19.6 million for the three months ended June 30, 2014 (the 2014 Quarter).

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

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. Product sales, net of discounts and allowances, were as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Gross product sales	$19,924	$18,220

Prompt pay and other discounts	$(943)	$(841)
Government rebates and chargebacks	(1,121)	(923)
Returns	(100)	126
Product sales allowances	$(2,164)	$(1,638)
Product sales, net	$17,760	$16,582

Product sales allowances, as a percent of gross product sales	10.9%	9.0%

The increase in net sales between the 2015 Quarter and the 2014 Quarter was due to several factors:

•
Sales represented by patient demand units increased during the 2015 Quarter by approximately $400,000, a 2% increase over the 2014 Quarter. This growth reflects higher KALBITOR utilization rates particularly for certain individual patients who experience and treat frequent HAE attacks;

•	There were no substantial distributor channel adjustments during the 2015 and 2014 Quarters.

•	A KALBITOR price increase and higher gross to net sales adjustments increased the 2015 Quarter’s net sales by approximately $800,000.

Product sales allowances in the 2015 Quarter increased as a percentage of gross product sales primarily due to adjustments to product sales returns.

Development and License Fees. We derive revenues from licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $4.2 million in the 2015 Quarter compared to $3.0 million in the 2014 Quarter.

Royalty Revenue. Royalty revenue for the 2015 Quarter totaled $4.4 million based on Lilly’s sales of CYRAMZA. The third quarter of 2014 was the first period in which we recorded royalty revenue. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. We have recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties. Cost of product sales includes the cost of the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $1.4 million and $975,000 of costs associated with product sales during the 2015 Quarter and the 2014 Quarter, respectively.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. We recorded $2.2 million for cost of royalties in the 2015 Quarter.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
DX-2930 and other research and development	$11,795	$4,742
KALBITOR medical support and development	1,224	1,644
LFRP license fees and development and regulatory milestone pass-throughs	1,491	2,070
Total	$14,510	$8,456

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

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2015 Quarter and the 2014 Quarter were $14.2 million and $10.6 million, respectively, including stock based compensation expense of $3.3 million and $1.3 million, respectively.

Included in selling, general and administrative expenses were costs for KALBITOR patient support services performed by our distributors of $180,000 and $591,000 for the 2015 Quarter and the 2014 Quarter, respectively.

Interest and Other Expense. Interest expense, which is primarily from our loan arrangement with HC Royalty, was approximately $2.7 million in both the 2015 Quarter and the 2014 Quarter. Interest expense is calculated using the effective interest rate method and is approximately 12.5% per annum.

Six Months Ended June 30, 2015 and 2014

Revenues. Total net revenues for the six months ended June 30, 2015 (the 2015 Period) were $46.8 million, compared with $33.7 million for the six months ended June 30, 2014 (the 2014 Period).

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

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. Product sales, net of discounts and allowances, were as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Gross product sales	$37,512	$32,317

Prompt pay and other discounts	$(1,819)	$(1,558)
Government rebates and chargebacks	(2,057)	(1,600)
Returns	137	(70)
Product sales allowances	$(3,739)	$(3,228)
Product sales, net	$33,773	$29,089

Product sales allowances, as a percent of gross product sales	10.0%	10.0%

The increase in net sales between the 2015 Period and the 2014 Period was due to several factors:

•
Sales represented by patient demand units increased during the 2015 Period by approximately $2.5 million, an 8% increase over the 2014 Period. This growth reflects higher KALBITOR utilization rates particularly for certain individual patients who experience and treat frequent HAE attacks;

•
There were no substantial distributor channel adjustments during the 2015 Period, adjustments that occurred during the 2014 Period reduced the comparable 2014 Period net sales by approximately $1.0 million.

•	A KALBITOR price increase and lower gross to net sales adjustments increased the 2015 Period's net sales by approximately $1.2 million.

Product sales allowances in the 2015 Period included an increase in government rebate amounts, which was offset by adjustments to product sales returns.

Development and License Fees. We derive revenues from licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $5.3 million in the 2015 Period compared to $4.6 million in the 2014 Period.

Royalty Revenue. Royalty revenue for the 2015 Period totaled $7.8 million based on Lilly’s sales of CYRAMZA. The third quarter of 2014 was the first period in which we recorded royalty revenue. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. We have recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties. Cost of product sales includes the cost of the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $3.5 million costs associated with product sales during the 2015 Period, including $1.0 million associated with the discontinuation of technology transfer for an alternative drug product manufacturer of which $400,000 had previously been capitalized as inventory. Costs associated with product sales during the 2014 Period were $1.8 million.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. We recorded $3.9 million for cost of royalties in the 2015 Period.

Research and Development.  Our research and development expenses are summarized as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
DX-2930 and other research and development	$20,353	$9,469
KALBITOR medical support and development	2,839	3,391
LFRP license fees and development and regulatory milestone pass-throughs	1,560	2,465
Total	$24,752	$15,325

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2015 Period compared to the 2014 Period was primarily due to increased costs associated with the development of DX-2930, our candidate to treat HAE prophylactically.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2015 Period and the 2014 Period were $25.2 million and $20.1 million, respectively, including stock based compensation expense of $5.0 million and $2.0 million, respectively.

Included in selling, general and administrative expenses were costs for KALBITOR patient support services performed by our distributors of $301,000 and $1.2 million for the 2015 Period and the 2014 Period, respectively.

Interest and Other Expense. Interest expense, which is primarily from our loan arrangement with HC Royalty, was approximately $5.4 million in both the 2015 and 2014 Periods. Interest expense is calculated using the effective interest rate method and is approximately 12.5% per annum.

Liquidity and Capital Resources

	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$127,237	$19,392
Short-term investments	266,920	165,260
Total cash, cash equivalents and investments	$394,157	$184,652

The following table summarizes our cash flow activity for the six months ended June 30, 2015 and 2014:

	2015	2014
	(in thousands)
Net cash used in operating activities	$(7,894)	$(5,163)
Net cash used in investing activities	(103,124)	(114,718)
Net cash provided by financing activities	218,863	81,807
Net decrease in cash and cash equivalents	$107,845	$(38,074)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments, and service debt.  Through June 30, 2015, we have funded our operations through the sale of equity securities and from borrowed funds under our loan agreement with HC Royalty, which is secured by certain assets associated with our LFRP.  In addition, we generate funds from product sales, royalties and development and license fees.  Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2015 Period, the principal use of cash in our operations was to fund our net loss of $15.7 million. Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $7.7 million, depreciation and amortization costs of $1.0 million, and non-cash interest expense of $321,000.  In addition to non-cash charges, we also had cash out-flow due to changes in working capital totaling $1.3 million that included an increase in inventory of $4.0 million and a decrease in deferred revenue of $440,000, which is partially offset by a decrease in other current assets of $2.2 million, a decrease in accounts receivable of $1.5 million.

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

Investing Activities

Our investing activities for the 2015 Period primarily consisted of the purchase of investments totaling $217.1 million offset by the sale and maturity of investments totaling $115.0 million, as well as the purchase of fixed assets totaling $938,000.

Our investing activities for the 2014 Period primarily consisted of the purchase of investments totaling $114.6 million, as well as the purchase of fixed assets totaling $145,000.

Financing Activities

Our financing activities for the 2015 Period consisted of gross proceeds of $229.8 million ($215.8 million net of offering costs) from the sale of 8,510,000 shares of common stock in April 2015 in an underwritten public offering. Additionally, proceeds from the exercise of stock options totaled $3.5 million.

Our financing activities for the 2014 Period primarily consisted of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock in March 2014, as well as proceeds from the exercise of stock options totaling $2.3 million.  Repayment of long-term debt for the 2014 Period totaled $233,000.

We expect that existing cash, cash equivalents, and investments, together with anticipated cash flow from product sales, royalties and existing development and license agreements will be sufficient to support our current operations for at least the next twelve months.  Existing funds are expected to be used, amongst other things, to prepay the debt to HC Royalty in August 2015. In July 2015, we provided an irrevocable notice to HC Royalty of our intent to repay the loan and, therefore, our cash and short-term equivalents will be reduced in August 2015 upon payment in full of the then outstanding principal balance of approximately $84.1 million.

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

Commitments and contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations," we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and six months ended June 30, 2015.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of June 30, 2015, we had cash, cash equivalents and investments of approximately $394.2 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

As of June 30, 2015, we had $84.1 million in short-term and long-term obligations outstanding, related to our note payable to HC Royalty. The interest rate on this obligation is fixed and therefore not subject to interest rate fluctuations.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses on an annual basis since our inception. As of June 30, 2015 we had an accumulated deficit of approximately $561.5 million. We expect to incur additional net losses in 2015 and beyond, as our research, development, preclinical testing, clinical trial, manufacturing and commercial activities continue.

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

Breakthrough Therapy Designation and Fast Track Designation by FDA for DX-2930 may not lead to a faster development or regulatory review or approval process and such designations do not increase the likelihood that DX-2930 will receive marketing approval.

We have received Breakthrough Therapy Designation and Fast Track Designation for DX-2930. Fast Track Designation is for a drug intended for the treatment of a serious or life-threatening condition where the drug candidate demonstrates the potential to address unmet medical needs for this condition. A breakthrough therapy is defined as a therapy comprised of a drug candidate that is intended, alone or in combination with one or more other drugs or drug candidates, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drug candidates that have been designated as breakthrough therapies, interaction and communication between FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drug candidates designated as breakthrough therapies by FDA may also be eligible for accelerated approval.

The receipt of Fast Track Designation and Breakthrough Therapy Designation for DX-2930 may not result in a faster development process, review or approval compared to drug candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by FDA. FDA may withdraw any Fast Track Designation that is granted if it believes that the designation is no longer supported by data from our clinical development program and FDA may later decide that DX-2930 no longer meet the conditions for qualification as a breakthrough therapy.

We depend on third-party manufacturers, including sole source suppliers, to manufacture clinical trial material for DX-2930 and expect to continue to rely on them to meet our commercial supply needs in the event that DX-2930 is approved for sale. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.

The supply chain for sourcing raw materials and manufacturing DX-2930 for clinical trials and for potential future commercial use is a multi-step, international endeavor in which we rely on a third-party contract manufacturer for the supply of bulk drug substance, and on another for the conversion of drug substance into final dosage form. Maintaining and managing this supply chain requires significant financial commitments, experienced personnel and the creation or expansion of numerous third-party contractual relationships. There can be no assurance that we will be able to maintain these relationships on commercially reasonable terms, or at all, in order to support the clinical development and potential approval and commercialization of DX-2930. Furthermore, even if we are able to maintain relationships with our third-party manufacturers, supply disruptions may result from a number of factors including shortages in product raw materials, labor or technical difficulties, regulatory inspections or restrictions, shipping or customs delays or any other performance failure by any third-party manufacturer or supplier on which we rely. Any such supply disruptions could adversely impact the timing of future clinical development and regulatory approvals for DX-2930, may increase our costs and negatively affect our operating results and business prospects.

We may need additional capital in the future and may be unable to generate the funding that we will need to sustain our operations.

We require significant capital for our operations and to develop and commercialize our product candidates. Our future funding requirements will depend on many factors, including:

•	future sales levels of KALBITOR and any other commercial products that we may develop and the profitability of such sales, if any;

•	the timing, progress and cost to develop, obtain regulatory approvals for and commercialize our product candidates;

•	the amount and timing of milestone and royalty payments from our collaborators and licensees related to their progress in developing and commercializing their products;

•	our decision to prepay our HC Royalty loan before maturity;

•	the costs to manufacture, or have third parties manufacture, the materials used in KALBITOR, DX-2930 and any of our other product candidates;

•	competing technological and market developments;

•	maintaining or expanding our existing collaborative and license arrangements and entering into additional arrangements on terms that are favorable to us;

•	the costs of prosecuting, maintaining, defending and enforcing our patents and other intellectual property rights;

•	the amount and timing of additional capital equipment purchases; and

•	the overall condition of the financial markets.

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

Our product sales depend on KALBITOR in the United States and whether physicians, patients and healthcare payers choose KALBITOR over alternative treatments. The continuing product sales of KALBITOR and our prospects for continuing or increasing product sales and cash flow will depend on multiple factors, including the following:

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

We may not be able to sell KALBITOR on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or if reimbursement is unavailable or limited in scope or amount. KALBITOR is more expensive than many drug treatments and most patients require some form of third party insurance coverage, patient financial assistance provided by us or by charitable foundations in order to afford its cost. Our future revenues, cash flow and profitability will be adversely affected if HAE patients cannot depend on governmental, private and other third-party payers, such as Medicare and Medicaid in the United States or any other country specific governmental organizations, to defray the cost of KALBITOR. If these entities refuse to provide coverage and reimbursement with respect to KALBITOR or impose restrictions on the level of coverage and reimbursement greater than anticipated, KALBITOR may be too costly for general use, and physicians may not prescribe it.

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

We are dependent on a single contract manufacturer to produce ecallantide drug substance and another single contract manufacturer to fill, label and package ecallantide drug product into the final form, which may adversely affect our ability to commercialize KALBITOR.

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

In addition, failure to comply with applicable current good manufacturing practices and other governmental regulations and standards could be the basis for action by the FDA or corresponding foreign agency to withdraw approval for KALBITOR and for other regulatory action, including recall or seizure of product, fines, imposition of operating restrictions, total or partial suspension of production or injunctions. For example, in 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR. JHS has worked to resolve the issues raised by the FDA. If JHS fails to operate according to FDA regulations, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018. In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through [late 2016] and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through [mid-2019]. These estimates are subject to changes in market conditions and other factors beyond our control. If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our results of operations and business prospects.

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

Our third-party manufacturing facilities were subjected to inspection prior to the grant of marketing approval and are subject to continued review and periodic inspections by the regulatory authorities. Any third party vendor that we would use to manufacture KALBITOR for sale must also be licensed by applicable regulatory authorities. Although we have established a corporate compliance program, we cannot guarantee that we, or our third party vendors, are and will continue to be in compliance with all applicable laws and regulations. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in:

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

KALBITOR is used by only a limited number of patients. As new and existing patients use KALBITOR, new risks and side effects may be discovered. Risks previously viewed as inconsequential could be determined to be significant. Previously unknown risks and adverse effects of KALBITOR may be discovered in connection with unapproved, or off-label, uses of KALBITOR. We do not promote, or in any way support or encourage the promotion of KALBITOR for off-label uses in violation of relevant law, but current regulations allow physicians to use products for off-label uses. In the event of any new risks or adverse effects discovered as new patients are treated for HAE, regulatory authorities may modify or revoke their approvals and we may be required to conduct additional clinical trials, make changes in labeling of KALBITOR, reformulate KALBITOR or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may experience a significant drop in the potential sales of KALBITOR, an increase in costs, experience harm to our reputation and the reputation of KALBITOR in the marketplace or become subject to government investigations or lawsuits, including class actions. Any of these results could decrease or prevent any sales of KALBITOR or substantially increase the costs and expenses of commercializing and marketing KALBITOR.

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

In recent years several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. In addition, as part of health care reform, the federal government has enacted the Physician Payment Sunshine Act (the Act) and related regulations. Manufacturers of drugs are required to publicly report gifts, payments or other transfers of value made to physicians and teaching hospitals. Although we believe submission of reports comply with the Act, many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. We have established compliance policies that comport with the Code of Interactions with Healthcare Providers adopted by Pharmaceutical Research Manufacturers of America (PhRMA Code), the Office of Inspector General's (OIG) Compliance Program Guidance for Pharmaceutical Manufacturers and best practices in the pharmaceutical industry. If we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive negative publicity which could adversely affect our business.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our business including our development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. For example, the loss of clinical trial data for DX-2930 could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to KALBITOR or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities which could have a material adverse effect on our business.

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

Risks Related To Our Common Stock

Our common stock may continue to have a volatile public trading price and fluctuating volume.

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

101
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: July 30, 2015
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

101
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended  March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.