Form 10-Q
period 2015-09-30
DYAX CORP
filed 2015-11-06
CIK 907562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of October 30, 2015: 147,128,033

DYAX CORP.

PART I – FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

Dyax Corp.
Condensed Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$116,687	$19,392
Short-term investments	191,698	165,260
Accounts receivable, net	13,178	12,221
Inventory	4,771	4,504
Other current assets	6,324	7,053
Total current assets	332,658	208,430
Fixed assets, net	5,213	4,631
Restricted cash	1,100	1,100
Other assets	9,948	2,972
Total assets	$348,919	$217,133
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$24,799	$17,373
Current portion of deferred revenue	3,743	3,373
Other current liabilities	—	1,159
Total current liabilities	28,542	21,905
Deferred revenue	3,115	4,201
Notes payable	—	82,165
Deferred rent and other long-term liabilities	2,793	3,059
Total liabilities	34,450	111,330
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 147,122,377 and 136,662,175 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,471	1,367
Additional paid-in capital	886,140	650,249
Accumulated deficit	(573,224)	(545,841)
Accumulated other comprehensive income	82	28
Total stockholders' equity	314,469	105,803
Total liabilities and stockholders' equity	$348,919	$217,133

The accompanying notes are an integral part of the unaudited condensed financial statements.

Dyax Corp.
Condensed Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share and per share data)
Revenues:
Product sales, net	$17,807	$20,274	$51,580	$49,363
Development and license fees	1,362	1,035	6,622	5,648
Royalty revenue	5,560	684	13,318	684
Total revenues, net	24,729	21,993	71,520	55,695

Costs and expenses:
Cost of product sales	784	1,393	4,303	3,153
Cost of royalty revenue	2,780	342	6,659	342
Research and development expenses	15,624	8,268	40,376	23,593
Selling, general and administrative expenses	14,033	10,132	39,227	30,186
Total costs and expenses	33,221	20,135	90,565	57,274
Income (loss) from operations	(8,492)	1,858	(19,045)	(1,579)

Other income (expense):
Interest and other income	217	81	508	192
Interest and other expenses	(3,426)	(2,755)	(8,846)	(8,201)
Total other expense, net	(3,209)	(2,674)	(8,338)	(8,009)
Net loss	(11,701)	(816)	(27,383)	(9,588)

Other comprehensive income:
Unrealized gain on investments	58	33	54	123
Comprehensive loss	$(11,643)	$(783)	$(27,329)	$(9,465)

Basic and diluted net loss per share	$(0.08)	$(0.01)	$(0.19)	$(0.07)
Shares used in computing basic and diluted net loss per share	146,793,249	136,282,842	142,814,337	132,301,051

The accompanying notes are an integral part of the unaudited condensed financial statements.

Dyax Corp.
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net loss	$(27,383)	$(9,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of purchased premium/discount	795	455
Depreciation of fixed assets	745	642
Non-cash interest expense	—	487
Compensation expenses associated with stock-based compensation plans	13,595	5,294
Changes in operating assets and liabilities:
Accounts receivable	(450)	991
Other current assets	2,956	(2,881)
Inventory	(7,201)	1,078
Accounts payable and accrued expenses	4,037	232
Deferred revenue	(1,224)	(1,492)
Other	(190)	35
Payment related to discounts and interest converted to principal	(6,450)	—
Net cash used in operating activities	(20,770)	(4,747)
Cash flows from investing activities:
Purchase of investments	(236,160)	(114,573)
Proceeds from sale and maturity of investments	208,982	2,000
Purchase of fixed assets	(1,325)	(420)
Net cash used in investing activities	(28,503)	(112,993)
Cash flows from financing activities:
Gross proceeds from common stock offering	229,770	85,100
Fees associated with common stock offering	(14,019)	(5,392)
Repayment of long-term obligations	(75,715)	(931)
Proceeds from the issuance of common stock under employee stock purchase plan and exercise of stock options	6,532	3,218
Net cash provided by financing activities	146,568	81,995
Net increase (decrease) in cash and cash equivalents	97,295	(35,745)
Cash and cash equivalents at beginning of the period	19,392	68,085
Cash and cash equivalents at end of the period	$116,687	$32,340
Supplemental disclosure of cash flow information:
Interest paid	$7,687	$7,878

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYAX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

Dyax Corp. (“Dyax” or the “Company”) is a biopharmaceutical company developing and commercializing therapies to address orphan diseases. The Company's current areas of focus include:

•	Hereditary Angioedema
The Company develops and commercializes treatments for hereditary angioedema (HAE). The Company discovered and developed KALBITOR® (ecallantide), a plasma kallikrein inhibitor, and is selling it in the United States for the treatment of acute attacks of HAE. Additionally, the Company discovered and is developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is an investigational product candidate to treat HAE prophylactically. The Company has also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood and is using this assay to expedite the development of DX-2930.

•	Pipeline Development Programs
The Company is expanding upon its expertise in the plasma kallikrein pathway and has an evolving pipeline of fully human monoclonal antibody drug candidates that the Company believes have the potential to address various orphan diseases. These drug candidates include:

•DX-2930 for diabetic macular edema (DME)
•DX-2507 for antibody-mediated autoimmune diseases
•DX-4012 for anti-thrombotic therapy

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

On November 2, 2015, the Company entered into an Agreement and Plan of Merger pursuant to which Dyax would become a wholly owned subsidiary of Shire plc. See Note 11, Subsequent Event, and the description of the merger agreement included under the heading “Business Overview-Merger Agreement” in Item 2 below.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. It is management’s opinion that the accompanying unaudited interim condensed financial statements reflect all adjustments (which are normal and recurring) necessary for a fair statement of the results for the interim periods. The financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the dates of the financial statements and (iii) the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Basis of Consolidation

The accompanying financial statements for the three and nine months ended September 30, 2014 include the accounts of the Company and the Company's European subsidiaries Dyax S.A., Dyax BV and Dyax Holdings B.V. In 2014, Dyax S.A. and

Dyax BV were dissolved and during the nine months ended September 30, 2015, Dyax Holdings B.V. was dissolved. All inter-company accounts and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. At September 30, 2015 and December 31, 2014, approximately 97% and 98%, respectively, of the Company's cash, cash equivalents and short-term investments were invested in money market funds backed by U.S. Treasury obligations, U.S. Treasury notes and bills, and obligations of United States government agencies held by one financial institution. The Company maintains balances in various operating accounts in excess of federally insured limits.

The Company provides most of its services and licenses its technology to pharmaceutical and biomedical companies worldwide, and makes all product sales to its distributors. Concentrations of credit risk with respect to trade receivable balances associated with the Company’s development and license fee revenue are usually limited, due to the diverse number of licensees and collaborators comprising the Company's customer base. Trade receivable balances associated with the Company’s product sales are comprised of a few customers, due to the Company’s limited distribution network. The Company conducts ongoing credit evaluations of its customers. As of September 30, 2015, three companies accounted for 76% of the receivable balance: 47% (Lilly), 15% (Walgreens) and 14% (Prodigy) of the accounts receivable balance. The balance due from Lilly includes $5.6 million in unbilled accounts receivable related to estimated royalties earned during the quarter ended September 30, 2015. As of December 31, 2014, three companies accounted for 68% of the accounts receivable balance: 27% (Lilly), 21% (US Bioservices) and 20% (Walgreens) of the accounts receivable balance.

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

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, basis. The Company evaluates inventory levels and would write-down inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications, through a charge to cost of product sales. Included in the cost of inventory are capitalized employee stock-based compensation costs for those employees dedicated to manufacturing efforts. Inventory on-hand that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with other assets on the Company's condensed balance sheet.

Inventories consist principally of raw materials and work-in-process. In certain circumstances, the Company will make advance payments to vendors for future inventory deliveries. These advance payments are recorded as other current assets on the condensed balance sheet.

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

An analysis of the amount of, and change in, reserves related to sales allowances is summarized as follows:

(In thousands)	Prompt pay and other discounts	Patient Financial assistance	Government rebates and chargebacks	Returns	Total
Balance, as of December 31, 2013	$484	$90	$1,634	$323	$2,531
Current provisions relating to sales in current year	3,593	443	3,270	267	7,573
Adjustments relating to prior years	6	11	(209)	44	(148)
Payments relating to sales in current year	(3,154)	(385)	(1,800)	—	(5,339)
Payments/returns relating to sales in prior years	(383)	(16)	(908)	(42)	(1,349)
Balance, as of December 31, 2014	$546	$143	$1,987	$592	$3,268
Current provisions relating to sales in current year	2,741	315	2,760	48	5,864
Adjustments relating to prior years	—	3	(46)	(137)	(180)
Payments relating to sales in current year	(2,357)	(373)	(1,228)	—	(3,958)
Payments/returns relating to sales in prior years	(440)	(21)	(730)	(117)	(1,308)
Balance, as of September 30, 2015	$490	$67	$2,743	$386	$3,686

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

Costs of revenues related to licensees’ product development, including license fees and development and regulatory milestones are classified as research and development in the statements of operations and comprehensive loss.

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

Based on information available to the Company regarding pre-clinical and clinical candidates in the LFRP developed using its technology and through intellectual property rights granted, it is estimated that the Company could receive up to $58 million in development milestones, $53 million in regulatory filing milestones and $79 million in marketing approval milestones. As achievement of these milestones is outside the control of the Company and is contingent upon the licensees’ efforts, they have been determined to be non-substantive milestones.

The Company recognized revenue of approximately $691,000 and $4.2 million for the three and nine months ended September 30, 2015 associated with non-substantive milestones, respectively, and approximately $152,000 and $2.3 million related to non-substantive milestones under the LFRP for each of the three and nine months ended September 30, 2014.

Substantive Milestones. There are no substantive milestones under the LFRP for the three and nine months ended September 30, 2015 and 2014.

Non-LFRP Milestones

In certain countries outside of the U.S., the Company has entered into licensing agreements for the development and commercialization of KALBITOR for the treatment of HAE and other angioedema indications. Under these agreements, the Company is eligible to receive certain development and sales milestones. Achievement of these milestones is contingent upon each licensee’s efforts and involves risks and uncertainty related to regulatory approval and commercialization process that could lead to milestones never being met. There was no amount recognized for these milestones during the three and nine months ended September 30, 2015 and 2014.

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

Cost of royalties is derived from pass-through fees under a cross license agreement related to royalties from product sales by its LFRP licensees.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes in accordance with ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities using the enacted statutory tax rates. At September 30, 2015 and December 31, 2014, there were no unrecognized tax benefits.

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

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated at period-end exchange rates. Amounts included in the statements of operations are translated at the average exchange rate for the period. Historically, the Company’s foreign subsidiaries are U.S. dollar functional currency denominated and local currency is re-measured in U.S. dollars and recorded to other income (expense) in the statement of operations and comprehensive loss. The Company recorded other expense of $10,000 for the nine months ended September 30, 2015 for the translation of foreign currency. No other expense or income was recorded for the three months ended September 30, 2015 as the company has liquidated all foreign subsidiaries. The Company recorded other expense of $20,000 and $23,000 for the three and nine months ended September 30, 2014, respectively.

Share-Based Compensation

The Company’s share-based compensation program consists of share-based awards granted to employees in the form of stock options and restricted stock units (RSUs), as well as its 1998 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Company’s share-based compensation expense is recorded in accordance with ASC 718 Compensation - Stock Compensation.

Income or Loss Per Share

The Company follows the two-class method when computing net loss per share, as it had issued shares that met the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends, as if all income for the period had been distributed. For the three and nine months ended September 30, 2015 and 2014, there were no outstanding securities that would be considered participating securities.

The Company presents two earnings or loss per share (EPS) amounts, basic and diluted in accordance with ASC 260 Earnings per Share. Basic earnings or loss per share is computed using the weighted average number of shares of common stock outstanding. The Company excluded the following common stock equivalents, outstanding as of September 30, 2015 and 2014 (prior to consideration of the treasury stock method), from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	13,974,241	11,850,440	13,854,056	11,721,260
Unvested restricted stock units	560,115	480,161	549,349	437,164
Total	14,534,356	12,330,601	14,403,405	12,158,424

Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) under ASC 220, Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a full set of general purpose financial statements. The statement required that all components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is presenting comprehensive income (loss) as part of the statements of operations and comprehensive loss.

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

In July 2015, the FASB issued amendments which simplify the existing guidance which requires entities to subsequently measure inventory at the lower of cost or market value. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for public business entities during fiscal years beginning after December 15, 2016. Early adoption is permitted. This amendment is not expected to have a material impact on the Company's financial statements.

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

In April 2015, the FASB issued ASU 2015-3, “Interest - Imputation of Interest” (ASU 2015-3) that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This update is effective for annual reporting periods beginning on or after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company has assessed and determined that adoption of ASU 2015-03 will have no material impact on its financial statements.

In May 2014, the FASB issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to defer the effective date of the amendment to apply to public business entities for annual and interim periods ending after December 15, 2017. The amendment allows for two methods of adoption: a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. The Company is in the process of determining the method of adoption and the impact of this amendment on its financial statements.

3. SIGNIFICANT TRANSACTIONS

CVie Therapeutics

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

The Company recognized revenue of $34,000 and $82,000 for the three and nine months ended September 30, 2015, respectively, and $36,000 and $69,000 revenue was recorded for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015 and December 31, 2014, the Company has deferred $640,000 and $723,000, respectively of revenue related to this arrangement, which is recorded in deferred revenue on the accompanying condensed balance sheets.

Pint Pharma

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

The Company will recognize revenue related to this arrangement, including the upfront payments, on a unit output basis, as products under clinical and commercial supply are provided to Pint. As no supply has been provided to Pint to date, no revenue has been recognized under this agreement. The Company has deferred recognition of the upfront payments of $500,000, which is recorded in deferred revenue on the accompanying balance sheets.

4. FAIR VALUE MEASUREMENTS

The following tables present information about the Company's financial assets that have been measured at fair value as of September 30, 2015, and December 31, 2014, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices, for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description (in thousands)	September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$108,904	$108,904	$—	$—
US Treasury Bills and Notes	191,698	—	191,698	—
Total	$300,602	$108,904	$191,698	$—

Description (in thousands)	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$15,610	$15,610	$—	$—
US Treasury Bills and Notes	165,260	—	165,260	—
Total	$180,870	$15,610	$165,260	$—

The following tables summarize the Company’s marketable securities at September 30, 2015, and December 31, 2014:

	September 30, 2015
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$93,548	$26	$—	$93,574
US Treasury Bills and Notes (due after 1 year through 2 years)	98,068	56	—	98,124
Total	$191,616	$82	$—	$191,698

	December 31, 2014
Description (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US Treasury Bills and Notes (due within 1 year)	$165,232	$28	$—	$165,260
Total	$165,232	$28	$—	$165,260

As of September 30, 2015 and December 31, 2014, the Company's cash equivalents and short-term investments have been initially valued at the transaction price and subsequently valued utilizing a third party pricing service. The Company validates the prices provided by its third-party pricing service by understanding the models used and obtaining market values from other pricing sources.

The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

The carrying amounts reflected in the balance sheets for cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities approximate fair value due to their short-term maturities.

5. INVENTORY

Costs associated with the manufacture of KALBITOR are recorded as inventory.

Inventory that will be sold beyond the Company's normal operating cycle is classified as non-current and grouped with Other Assets on the Company's balance sheet. As of September 30, 2015 and December 31, 2014, approximately $9.8 million and $2.7 million of inventory, respectively, are classified as non-current.

Inventory consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Raw Materials	$1,035	$1,074
Work in Progress	9,023	3,872
Finished Goods	4,488	2,282
Total	$14,546	$7,228

6. FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Laboratory equipment	$4,504	$4,134
Furniture and office equipment	1,075	944
Software and computers	3,897	3,071
Leasehold improvements	4,554	4,554
Total	14,030	12,703
Less: accumulated depreciation	(8,817)	(8,072)
	$5,213	$4,631

Depreciation expense for the three and nine months ended September 30, 2015 was approximately $266,000 and $745,000, respectively and $219,000 and $642,000 for the three and nine months ended September 30, 2014, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accounts payable	$1,409	$999
Accrued employee compensation and related taxes	6,485	5,759
Accrued external research and development and sales expenses	7,919	3,020
Accrued license fees	3,317	3,165
Accrued sales allowances	2,869	2,368
Other accrued liabilities	2,800	2,062
Total	$24,799	$17,373

8. LONG-TERM OBLIGATIONS

Notes Payable - HealthCare Royalty Partners

In August 2015, the Company repaid in full all indebtedness outstanding under a loan agreement with an affiliate of HC Royalty (the Loan) which included $84.1 million in principal. In connection with the Loan, which bore interest at a rate of 12% per annum, the Company had entered into a security agreement granting HC Royalty a security interest in the intellectual property related to the LFRP, and the revenues generated by the Company through the licenses of the intellectual property related to the LFRP. This security agreement terminated at the time of the Loan repayment.

For financial reporting purposes, the Company’s $84.1 million principal repayment was recorded as an $82.2 million debt extinguishment and a $1.9 million extinguishment loss associated with discounts from the debt issuance that had not been accreted to principal prior to repayment. Previously, these charges were accreted to the principal balance over the expected term of the Loan, which was scheduled to mature in August 2018.

Activity under the Loan, adjusted for discounts associated with the debt issuance, including warrants and fees, is presented for financial reporting purposes, as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Beginning balance	$82,165	$81,516
Accretion of discount	727	198
Loan activity:
Interest expense	8,078	10,588
Payments applied to principal	(84,472)	—
Payments applied to interest	(6,498)	(8,978)
Accrued interest payable	—	(1,159)
Ending balance	$—	$82,165

Facility Lease

The Company’s principal offices and corporate headquarters are located in Burlington, Massachusetts. As of September 30, 2015, the leased premises consist of approximately 45,000 rentable square feet of office and laboratory facilities. The ten year term of the lease extends to 2022 and the Company has rights to extend the term for an additional five years at fair market value, subject to specified terms and conditions. The aggregate minimum lease commitment over the term of the lease is approximately $15.0 million. The Company has provided the landlord a Letter of Credit of $1.1 million to secure its obligations under the lease for which the Company has restricted cash recorded in the accompanying condensed balance sheet.  Under the terms of the lease agreement, the landlord has provided the Company with a tenant improvement allowance of $2.6 million, including a loan totaling $671,000, which was used towards the cost of leasehold improvements. As of September 30, 2015 and December 31, 2014, the outstanding balance of the loan was $484,000 and $527,000. The Company has capitalized approximately $4.6 million in leasehold improvements associated with the Burlington facility. Costs reimbursed under the tenant improvement allowance have been recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term.

Subsequent to September 30, 2015, the Company amended its lease to add approximately 20,000 rentable square feet of office space on terms that are equivalent to the original lease.

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

At September 30, 2015, a total of 6,188,704 shares were available for future grants under the Equity Plan.

The following table summarizes stock option and RSU activity for the period ended September 30, 2015:

	Number of Options	Number of RSUs
Outstanding as of December 31, 2014	11,587,079	486,174
Granted/Awarded	4,090,351	241,250
Options Exercised/Shares Issued	(1,767,097)	(153,177)
Cancelled	(133,648)	(13,708)
Outstanding as of September 30, 2015	13,776,685	560,539

Exercisable as of September 30, 2015	7,461,978	—

Employee Stock Purchase Plan

The Company's 1998 Employee Stock Purchase Plan (the Purchase Plan) allows employees to purchase shares of the Company's common stock at a discount from fair market value. Under the Purchase Plan, eligible employees may purchase shares during six-month offering periods commencing on June 1 and December 1 of each year at a price per share of 85% of the lower of the fair market value price per share on the first or last day of each six-month offering period. Participating employees may elect to have up to 10% of their base pay withheld and applied toward the purchase of such shares, subject to the limitation of 875 shares per participant per quarter. The rights of participating employees under the Purchase Plan terminate upon voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. The compensation expense recognized in connection with the Plan was approximately $87,000 and $221,000 for the three and nine months ended September 30, 2015, respectively, and approximately $90,000 and $177,000 for the three and nine months ended September 30, 2014, respectively. There were 30,584 and 29,051 shares purchased under the Plan during the nine months ended September 30, 2015 and 2014.

At September 30, 2015, a total of 672,168 shares were reserved and available for issuance under this Plan.

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

The following table reflects stock compensation expense recorded, net of amounts capitalized into inventory:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Compensation expense related to:
Equity Incentive Plan	$5,782	$1,952	$13,374	$5,117
Employee Stock Purchase Plan	87	90	221	177
	$5,869	$2,042	$13,595	$5,294

Stock-based compensation expense charged to:
Research and development	$1,662	$794	$4,381	$2,021

Selling, general and administrative	$4,207	$1,248	$9,214	$3,273

Stock-based compensation expense of $36,000 and $117,000 for the three and nine months ended September 30, 2015, respectively, and $22,000 and $45,000 for the three and nine months ended September 30, 2014, respectively, has been excluded from the chart above and was capitalized into inventory. Capitalized stock-based compensation is recognized into cost of product sales when the related product is sold.

10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future enacted rates. A valuation allowance is recorded against deferred tax assets for which the Company determines that it does not meet the criteria under ASC 740.

As of December 31, 2014, the Company had federal tax net operating loss carryforwards (NOLs) of $347.4 million, available to reduce future taxable income, which expire at various times beginning in 2018 through 2034. The Company also had federal research and experimentation and orphan drug credit carryforwards of approximately $68.1 million as of December 31, 2014, available to reduce future tax liabilities which will expire at various dates beginning in 2018 through 2034. The Company had state tax net operating loss carryforwards of approximately $54.0 million as of December 31, 2014, available to reduce future state taxable income, which will expire at various dates beginning in 2029 through 2034. The Company also had state research and development and investment tax credit carryforwards of approximately $8.8 million as of December 31, 2014, available to reduce future tax liabilities which expire at various dates beginning in 2015 through 2029.

Included in the Company’s NOL carryforward of $347.4 million are approximately $16.7 million of tax deductions from the exercise of stock options at December 31, 2014. The Company has recorded a deferred tax asset of approximately $1.8 million at December 31, 2014 reflecting the benefit of the deduction from the exercise of stock options which has been fully reserved until it is more likely than not that the benefit will be realized. The benefit from these deductions will be recorded as a credit to additional paid-in capital if and when realized through a reduction of taxes paid in cash.

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

11. SUBSEQUENT EVENT

On November 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Shire Pharmaceuticals International, a company incorporated in Ireland (“Parent”), Parquet Courts, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) and Shire plc, a company incorporated in Jersey (“Parent Holdco”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Dyax and the separate corporate existence of Merger Sub will thereupon cease, pursuant to the provisions of the General Corporation Law of the State of Delaware (DGCL), as provided in the Merger Agreement, with Dyax being the surviving corporation (the “Merger”). Parent Holdco has guaranteed the performance by Parent and Merger Sub of their obligations under the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the common stock of Dyax will be cancelled and converted into the right to receive (a) $37.30 per share in cash, subject to any applicable withholding of taxes, without interest and (b) one (1) contractual contingent value right per share (each, a “CVR”), which represents the right to receive a contingent payment of $4.00 in cash, without interest, if the specified milestone is achieved, pursuant to a Contingent Value Rights Agreement (the “CVR Agreement”) to be entered into between Parent Holdco and a rights agent.

The completion of the Merger is subject to adoption of the Merger Agreement by holders of a majority of the outstanding shares of Dyax entitled to vote on the matter, the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and other customary closing conditions. Parent Holdco has agreed to use reasonable best efforts to obtain antitrust approval of the transaction, but is not obligated to divest any assets other than assets of Dyax aggregating no greater than $77.0 million in revenue for 2014. Consummation of the Merger is not subject to a financing condition. The Company and Parent may terminate the Merger Agreement if the Merger is not consummated by August 2, 2016, which date may be extended to November 2, 2016 under certain circumstances described in the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants by the Company, Parent, Merger Sub and Parent Holdco. The Company has agreed to operate its business in the ordinary course until the Effective Time. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire it and to certain restrictions on its ability to respond to any such proposals. The Merger Agreement also includes customary termination provisions for both the Company and Parent, subject, in certain circumstances, to (a) the payment by the Company of a termination fee of $180 million (the “Company Termination Fee”) or (b) the payment by Parent of a termination fee of $280 million (the “Parent Termination Fee”). The Company must pay Parent the Company Termination Fee in the event that the Merger Agreement is terminated by Parent following a change of recommendation by the Company’s board of directors or if the Company enters into an agreement with respect to a proposal from a third party that is superior to Parent’s, in each case, as is more particularly described in the Merger Agreement. Under certain additional circumstances described in the Merger Agreement, the Company must also pay Parent the Company Termination Fee if the Merger Agreement is terminated and, within 12 months following such termination, the Company enters into an agreement for a business combination transaction of the type described in the relevant provisions of the Merger Agreement and such transaction is subsequently consummated. The Company is also required to reimburse Parent for documented out-of-pocket expenses of up to a maximum of $15 million under circumstances specified in the Merger Agreement. Any payment of such expenses to Parent will be credited against any Company Termination Fee paid to Parent by the Company. Parent must pay the Company the Parent Termination Fee in certain circumstances specified in the Merger Agreement where the required antitrust approval is not obtained. The parties to the Merger Agreement are also entitled to an injunction or injunctions to prevent breaches of the Merger Agreement, and to specifically enforce the terms and provisions of the Merger Agreement.

The Company’s board of directors unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, upon the terms and subject to the conditions set forth in the Merger Agreement, (ii) determined that the Merger Agreement and such transactions are fair to, and in the best interests of, Dyax and its stockholders (other than Parent Holdco, Parent and its subsidiaries) and (iii) resolved to recommend that Dyax’s stockholders approve the adoption of the Merger Agreement.

Prior to consummation of the Merger, Parent Holdco will enter into the CVR Agreement with a rights agent mutually agreeable to Parent Holdco and Dyax governing the terms of the CVR portion of the merger consideration. Each CVR represents the right to receive a contingent payment of $4.00 in cash, without interest, upon receipt, prior to December 31, 2019, of approval from the U.S. Food and Drug Administration (“FDA”) of a biologic license application for DX-2930 that does not require, among other things, the inclusion of a “boxed warning” (as defined in 21 CFR §201.57(c)(1)) in the product labeling and the implementation of a risk evaluation and mitigation strategy with elements to assure safe use required by the FDA (other than elements limited to the distribution of educational materials). This approval would grant the right to market and sell DX-2930 in the United States in accordance with applicable law for the prevention of attacks of Type 1 and Type 2 hereditary angioedema in patients with Type 1 or Type 2 hereditary angioedema. The right to the CVR portion of the merger consideration as evidenced by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and certain plans and objectives of our board of directors. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management and may include, but are not limited to, statements regarding:

•	risks and uncertainties related to the proposed transaction with Shire Pharmaceuticals International, Parquet
Courts, Inc. and Shire plc including, but not limited to:

◦
the expected timing and likelihood of completion of the pending merger, including the timing, receipt and terms and conditions of any required governmental approvals of the pending merger that could cause the parties to abandon the transaction;

◦
the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination of the merger agreement under circumstances that could require us to pay a termination fee;

◦	the possibility that our stockholders may not approve the merger;

◦	the risk that the parties may not be able to satisfy the conditions to the proposed merger in a timely manner or at all;

◦	the failure of the merger to close for any other reason;

◦	the non-occurrence of the milestone event specified in the contingent value rights agreement;

◦	risks related to disruption of management time from ongoing business operations due to the proposed merger;

◦	limitations placed on our ability to operate the business by the merger agreement;

◦	the outcome of any legal proceedings instituted against us and/or others relating to the merger agreement, and the transactions contemplated thereby, including the merger;

◦	the risk that any announcements relating to the proposed merger could have adverse effects on the market price of our common stock;

◦
the risk that the proposed transaction and its announcement could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with suppliers and customers, and on our operating results and business generally; and certain presently unknown or unforeseen factors, including, but not limited to, acts of terrorism and natural disasters.

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

We caution that the foregoing list of important factors that may affect future results is not exhaustive. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets in which we compete. We often use words or phrases of expectation or uncertainty like "guidance," "believe," "anticipate," "plan," "expect," "intend," "project," "future," "may," "will," "could," "would" and similar words to help identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled "Risk Factors". Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. Readers should carefully review the risk factors set forth in this report and other reports or documents we file from time to time with the U.S. Securities and Exchange Commission (SEC).

BUSINESS OVERVIEW

Entry into a Definitive Merger Agreement

On November 2, 2015, we entered into a Merger Agreement, with Shire Pharmaceuticals International, a company incorporated in Ireland (“Parent”), Parquet Courts, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) and Shire plc, a company incorporated in Jersey (“Parent Holdco”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into Dyax and the separate corporate existence of Merger Sub will thereupon cease, pursuant to the provisions of the DGCL, as provided in the Merger Agreement, with Dyax being the surviving corporation. Parent Holdco has guaranteed the performance by Parent and Merger Sub of their obligations under the Merger Agreement.

At the Effective Time of the Merger, each issued and outstanding share of our common stock (other than (i) shares owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent and shares owned by Dyax, and in each case, not held on behalf of third parties and (ii) shares that are owned by stockholders who have perfected and not withdrawn a demand for (or lost their right to) appraisal rights pursuant to Section 262 of the DGCL) will be cancelled and converted into the right to receive (a) $37.30 per share in cash, subject to any applicable withholding of taxes, without interest and (b) one (1) CVR per share, which represents the right to receive a contingent payment of $4.00 in cash, without interest, if the specified milestone is achieved, pursuant to a CVR Agreement to be entered into between Parent Holdco and a rights agent.

The completion of the Merger is subject to adoption of the Merger Agreement by holders of a majority of the outstanding shares of Dyax entitled to vote on the matter, the expiration of the waiting period (and any extension thereof) under the HSR Act and other customary closing conditions. Parent Holdco has agreed to use reasonable best efforts to obtain antitrust approval of the transaction, but is not obligated to divest any assets other than assets of Dyax aggregating no greater than $77.0 million in revenue for 2014. Consummation of the Merger is not subject to a financing condition. We and Parent may terminate the Merger Agreement if the Merger is not consummated by August 2, 2016, which date may be extended to November 2, 2016 under certain circumstances described in the Merger Agreement.

The Merger Agreement includes customary representations, warranties and covenants by us, Parent, Merger Sub and Parent Holdco. We have agreed to operate our business in the ordinary course until the Effective Time. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and to certain restrictions on our ability to respond to any such proposals. The Merger Agreement also includes customary termination provisions for both us and Parent, subject, in certain circumstances, to (a) the payment by us of a Company Termination Fee of $180 million or (b) the payment by Parent of a Parent Termination Fee of $280 million. We must pay Parent the Company Termination Fee in the event that the Merger Agreement is terminated by Parent following a change of recommendation by our board of directors or if we enter into an agreement with respect to a proposal from a third party that is superior to Parent’s, in each case, as is more particularly described in the Merger Agreement. Under certain additional circumstances described in the Merger Agreement, we must also pay Parent the Company Termination Fee if the Merger Agreement is terminated and, within 12 months following such termination, we enter into an agreement for a business combination transaction of the type described in the relevant provisions of the Merger Agreement and such transaction is subsequently consummated. We are also required to reimburse Parent for documented out-of-pocket expenses of up to a maximum of $15 million under circumstances specified in the Merger Agreement. Any payment of such expenses to Parent will be credited against any Company Termination Fee paid to Parent by us. Parent must pay us the Parent Termination Fee in certain circumstances specified in the Merger Agreement where the required antitrust approval is not obtained. The parties to the Merger Agreement are also entitled to an injunction or injunctions to prevent breaches of the Merger Agreement, and to specifically enforce the terms and provisions of the Merger Agreement.

Our board of directors unanimously (i) approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, upon the terms and subject to the conditions set forth in the Merger Agreement, (ii) determined that the Merger Agreement and such transactions are fair to, and in the best interests of, Dyax and its stockholders (other than Parent Holdco, Parent and its subsidiaries) and (iii) resolved to recommend that Dyax’s stockholders approve the adoption of the Merger Agreement.

Prior to consummation of the Merger, Parent Holdco will enter into the CVR Agreement with a rights agent mutually agreeable to Parent Holdco and Dyax governing the terms of the CVR portion of the merger consideration. Each CVR represents the right to receive a contingent payment of $4.00 in cash, without interest, upon receipt, prior to December 31, 2019, of approval from the FDA of a biologic license application for DX-2930 that does not require, among other things, the inclusion of a “boxed warning” (as defined in 21 CFR §201.57(c)(1)) in the product labeling and the implementation of a risk evaluation and mitigation strategy with elements to assure safe use required by the FDA (other than elements limited to the distribution of educational materials). This approval would grant the right to market and sell DX-2930 in the United States in accordance with applicable law for the prevention of attacks of Type 1 and Type 2 hereditary angioedema in patients with Type 1 or Type 2 hereditary angioedema. The right to the CVR portion of the merger consideration as evidenced by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement.

The foregoing description of the (i) Merger Agreement and the transactions contemplated thereby and (ii) the CVR Agreement and the transactions contemplated thereby, in each case, do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement and by the CVR Agreement both which of are incorporated herein by reference. The Merger Agreement and the CVR Agreement have been filed to provide information to investors regarding its terms. They are not intended to provide any other factual information about Dyax, Parent, Merger Sub or Parent Holdco, their respective businesses, or the actual conduct of their respective businesses during the period prior to the consummation of the Merger or the other transactions contemplated by the Merger Agreement. The Merger Agreement, the CVR Agreement and this summary should not be relied upon as disclosure about Dyax or Parent. None of our stockholders or any other third parties should rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of Company, Merger Sub, Parent, Parent Holdco or any of their respective subsidiaries or affiliates. The Merger Agreement contains representations and warranties that are the product of negotiations among the parties thereto and that the parties made to, and solely for the benefit of, each other as of specified dates. The assertions embodied in those representations and warranties are subject to qualifications and limitations agreed to by the respective parties and are also qualified in important part by confidential disclosure schedules delivered in connection with the Merger Agreement. The representations and warranties may have been made for the purpose of allocating contractual risk between the parties to the agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.

Overview

We are a biopharmaceutical company focused on:

•	Hereditary Angioedema and Other Plasma-Kallikrein-Mediated Disorders
We develop and commercialize treatments for HAE. We discovered and developed KALBITOR, a plasma kallikrein inhibitor, and are selling it in the United States for the treatment of acute attacks of HAE. Additionally, we discovered and are developing DX-2930, a fully human monoclonal antibody inhibitor of plasma kallikrein, which is an investigational product candidate to treat HAE prophylactically. We have also developed a biomarker assay that detects the activation of plasma kallikrein in patient blood and are using this assay to expedite the development of DX-2930.

•	Pipeline Development Programs
We are expanding upon our expertise in the plasma kallikrein pathway and have an evolving pipeline of fully human monoclonal antibody drug candidates that we believe have the potential to address various orphan diseases. These drug candidates include:

•DX-2930 for diabetic macular edema (DME)
•DX-2507 for antibody-mediated autoimmune diseases
•DX-4012 for anti-thrombotic therapy

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

KALBITOR

KALBITOR (ecallantide) is approved by the FDA for treatment of HAE in patients 12 years of age and older regardless of anatomic location. KALBITOR, a potent, selective and reversible plasma kallikrein inhibitor, was the first subcutaneous HAE treatment approved in the United States and the only subcutaneous therapy available to treat attacks in patients 12 years of age and older. KALBITOR has orphan drug designation in the United States.

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

Our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through 2017. In addition, our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through 2021.

In 2013, JHS received a Warning Letter from the FDA with respect to matters not specifically associated with KALBITOR. JHS has worked to resolve the issues raised by the FDA. If JHS fails to operate according to FDA regulations, the FDA could impose restrictions on JHS’s manufacturing capabilities, which could adversely affect future “fill and finish” activities with respect to KALBITOR.

KALBITOR Outside of the United States

In certain markets outside of the United States, we work with international partners to seek approval and commercialize ecallantide for HAE.

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

DX-2930 for Prophylactic Treatment of HAE

Based on our knowledge of HAE and the kallikrein-kinin biological pathway, we are developing DX-2930, a fully human monoclonal antibody, that is a potent and specific inhibitor of plasma kallikrein for the prophylactic treatment of HAE and potentially other PKM disorders. DX-2930 is administered subcutaneously, has a half-life that could enable less frequent dosing than currently available prophylactic HAE therapies.

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

Primary proof-of-concept efficacy analyses were based on subjects in the 300 mg, 400 mg, and placebo dose groups who reported having at least 2 attacks in the 3 months prior to study entry. During the pre-specified, primary efficacy interval of 6 weeks (from days 8 to 50; corresponding to peak drug level), the HAE attack rate (adjusted for baseline attacks) was 0 in the 300 mg group and 0.045 attacks per week in the 400 mg group, compared to 0.37 attacks per week in the placebo group. This resulted in a 100% attack reduction for the 300 mg dose group as compared to placebo (P<0.0001), and an 88% attack reduction for the 400 mg dose group as compared to placebo (P=0.005). During this primary efficacy interval, 100% of subjects in the 300 mg group (P=0.026) and 82% of subjects in the 400 mg group (P=0.030) were attack-free compared with 27% of subjects in the placebo group.

We have received both Breakthrough Therapy and Fast Track designations from the U.S. Food and Drug Administration (FDA) for further investigation of DX-2930 for HAE. DX-2930 has also received Orphan Drug status in the U.S. and European Union (EU).

Based on recent discussions with the FDA, we have been informed that one additional clinical study with supportive results will be required to support our BLA filing. We plan to initiate this Phase 3 trial during the fourth quarter of 2015.

We have established a supply chain that consists of third party vendors to manufacture, test and transport DX-2930. All third party manufacturers involved in the DX-2930 manufacturing process are required to comply with cGMPs. DX-2930 drug substance is manufactured in Germany by Rentschler Biotechnologie GmbH (Rentschler). Our supply agreement with Rentschler to manufacture drug substance runs through 2017, with future orders extending through 2018.

DX-2930 drug substance is filled into the final form of drug product at a commercial "fill and finish" contract development and manufacturing organization, under a commercial supply agreement.  Our commercial supply agreement runs through 2020.

PIPELINE DEVELOPMENT PROGRAMS
We are expanding upon our expertise in the plasma kallikrein pathway and have an evolving pipeline of fully human monoclonal antibody drug candidates that we believe have the potential to address various orphan diseases. Antibodies are well suited for treating serious chronic diseases as they typically require less frequent administration and have high-target specificity. As a class, therapeutic antibodies are generally well-tolerated and carry a low risk of toxicity.

DX-2930 for Diabetic Macular Edema (DME)

DME and diabetic retinopathy complex are the most common eye diseases in diabetics and are the leading causes of blindness in Americans. Diabetic retinopathy may result in swollen and leaky retinal blood vessels. In DME fluid accumulates in the center of the macula, the part of the eye with greatest visual acuity, resulting in loss of central vision.

A number of treatment options are available to patients with DME and many of these inhibit the activity of vascular endothelial growth factor (VEGF). However, a significant number of patients do not respond to anti-VEGF treatment which means there remains a need for non-VEGF pathway treatment options.

There is a growing body of evidence to suggest that plasma kallikrein plays a role in the development of the vascular leak associated with DME. Importantly, plasma kallikrein exerts its effect independently of the VEGF mediated pathology. As such, plasma kallikrein represents an attractive therapeutic target for those patients that are refractory to current VEGF therapies. Based on this research, we are evaluating DX-2930 for the treatment of DME. We expect to file an IND for this indication in 2016.

DX-2507 for Antibody-Mediated Autoimmune Diseases

In many autoimmune disorders, immunoglobulin (IgG) autoantibodies are the causal agent of disease. Current treatment strategies for these disorders include immune suppression, infusion of high concentration intravenous immunoglobulin (IVIG) and plasmapheresis - all intended to reduce the level of pathologic antibodies. The FcRn receptor recycles IgG and therefore plays a critical role in maintaining IgG levels. We believe that antagonism of FcRn may represent an alternative approach to treatment of diseases caused by pathologic IgG.

We are developing DX-2507, a fully human monoclonal antibody to human-FcRn, as a potential alternative treatment for autoimmune diseases caused by a pathologic IgG. Examples include myasthenia gravis, immune thrombocytopenia, autoimmune hemolytic anemia, Guillain-Barre syndrome, Factor VIII inhibitor syndrome and pemphigus vulgaris. We plan to file an IND for DX-2507 in 2016.

DX-4012 as an Anti-Thrombotic Therapy
Thrombosis, the abnormal clotting of blood within the circulatory system, is a major cause of death, disability, and hospitalization. Currently approved antithrombotic therapies, while effective, are known to come with the risk of bleeding because of their anticoagulant properties.  In recent years, it has been demonstrated that Factor XII and Factor XI, which initiate the intrinsic pathway of coagulation, contribute to thrombus formation but are of little importance to maintaining hemostasis. Patients who are deficient in Factor XII do not exhibit an abnormal bleeding phenotype, leading to the conclusion that targeting Factor XII may be an effective antithrombotic therapy that would not carry the risk of bleeding.

DX-4012 is a fully human monoclonal antibody to activated Factor XII (Factor XIIa) which has demonstrated anti-thrombotic activity in various animal models, without evidence of increased bleeding risk. Current areas of interest are extracorporeal membrane oxygenation (ECMO), lupus anticoagulant syndrome, and as a potential alternative treatment for patients who require prolonged antithrombotic therapy but cannot tolerate conventional anticoagulation.

LICENSING AND FUNDED RESEARCH PORTFOLIO

We have leveraged our proprietary phage display technology and libraries through our LFRP licenses and collaborations. Since inception, we have recognized approximately $230 million of revenue through these LFRP licenses, primarily related to license fees, milestones and royalties.

LFRP Product Development

Our LFRP consists of multiple revenue-generating product candidates in clinical development and one approved product, all of which were identified using our phage display technology. Our licensees and collaborators also have additional product candidates in various stages of preclinical development and are responsible for all costs associated with development and commercialization of these product candidates.

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

Licensee	Compound	Target	Indication	Status
Lilly	CYRAMZA® (ramucirumab) (IMC-1121B)	VEGFR-2/KDR	Gastric cancer (REGARD)	Commercialized
			Gastric cancer (RAINBOW)	Commercialized
			Non-small cell lung cancer (NSCLC) (REVEL)	Commercialized
			Colorectal cancer (RAISE)	Commercialized
			Hepatocellular carcinoma (REACH-2)	Phase 3
			Gastric cancer (RAINFALL)	Phase 3
			Urothelial cancer (RANGE)	Phase 3
			NSCLC (RELAY)	Phase 3
			Various indications	Phase 2
			Solid tumors	Phase 1
Lilly	Necitumumab (IMC-11F8)	EGFR	Squamous NSCLC	Completed Filing
			Various indications	Phase 2
Amgen	Trebananib (AMG 386)*	Ang-1/Ang-2	Ovarian cancer	Phase 3
			Various indications	Phase 2
			Various indications	Phase 1
Merck-Serono	Avelumab	PD-L1	NSCLC	Phase 3
			Metastatic merkel cell carcinoma	Phase 2
			Solid tumors	Phase 1
Biogen Idec	ANTI-LINGO-1 (BIIB 033)	LINGO-1	Acute optic neuritis (RENEW)	Phase 2
			Multiple sclerosis (SYNERGY)	Phase 2
Merrimack	MM-121	ErbB3	Breast cancer	Phase 2
			Ovarian cancer	Phase 2
			Metastatic NSCLC	Phase 2
			Various indications	Phase 1
Merrimack	MM-141	IGF-1R & ErbB3	Pancreatic cancer	Phase 2
			Hepatocellular carcinoma	Phase 1
Baxter	Anti-MIF	MIF	Colorectal cancer	Phase 2
			Solid tumors	Phase 1
Athera	PC-mAb	Phosphorylcholine	Cardiovascular Disease	Phase 1
Lilly	LY3076226	FGFR3	Metastatic cancers	Phase 1
Bayer	Undisclosed	Undisclosed	Undisclosed	Phase 1

*indicates future milestones only

LFRP Phase 3 Product Candidates

CYRAMZA (ramucirumab) (IMC-1121B)
CYRAMZA is a human monoclonal antibody being developed by Lilly. CYRAMZA is a VEGF Receptor 2 antagonist that specifically binds VEGF Receptor 2 and blocks binding of VEGF receptor ligands VEGF-A, VEGF-C, and VEGF-D. VEGF Receptor 2 is an important mediator in the VEGF pathway. In an in vivo animal model, ramucirumab inhibited angiogenesis. Angiogenesis is a process by which new blood vessels form to supply blood to normal healthy tissues as well as tumors, enabling a cancer to grow. CYRAMZA is being studied for use as a treatment in several oncology indications. The following are the Lilly CYRAMZA development programs that are the basis for an approved indication, a regulatory submission or recently completed or ongoing Phase 3 clinical trial:

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

In 2015, Lilly initiated a first-line Phase 3 study of CYRAMZA in combination with capecitabine and cisplatin in subjects with metastatic gastric or GEJ adenocarcinoma. This trial is called RAINFALL. According to ClinicalTrials.gov, the estimated primary completion date for this study is March 2017.

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

Lilly has submitted regulatory filings for CYRAMZA in NSCLC in the EU and Japan.

Additionally, Lilly has initiated a first-line Phase 3 study of CYRAMZA in combination with erlotinib in patients with epidermal growth factor receptor (EGFR) mutation-positive metastatic NSCLC. This trial is called RELAY. According to ClinicalTrials.gov, the start date for this trial was May 2015, and the estimated primary completion date is August 2018.

Colorectal cancer
In April 2015, Lilly received FDA approval for CYRAMZA in combination with folinic acid, 5-flurouracil and irinotecan (FOLFIRI) for the treatment of patients with second-line metastatic colorectal cancer (mCRC) whose disease has progressed on a first-line bevacizumab-, oxaliplatin- and fluoropyrimidine-containing regimen. Additionally, Lilly has submitted regulatory filings for CYRAMZA in mCRC in the EU and Japan.

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

Based on these results, Lilly has initiated a second-line Phase 3 study of CYRAMZA in HCC in patients with elevated baseline AFP. According to ClinicalTrials.gov, the start date of this trial was July 2015, and the estimated primary completion date is October 2017.

Urothelial Cancer
Lilly has initiated a Phase 3 clinical trial of CYRAMZA plus docetaxel in patients with urothelial cancer. This trial is called RANGE. In urothelial cancer, malignant cells form in the urothelium, a layer of tissue that lines the bladder, urethra, ureters, and renal pelvis. It is much more common for cancer to begin in the urothelial of the bladder than at any of the other sites, and bladder cancer accounts for the vast majority of all urothelial carcinoma. According to ClinicalTrials.gov, the start date of this trial was July 2015, and the estimated primary completion date is January 2017.

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

Avelumab (MSB0010718C)
Avelumab is a human monoclonal antibody being co-developed and co-commercialized by Merck-Serono in partnership with Pfizer, that is designed to block the interaction of programmed death ligand 1 (PD-L1) with its receptor PD-1, potentially restoring effective anti-tumor T-cell responses and thereby inhibiting cancer growth.

In April 2015, Merck-Serono and Pfizer reported treatment of the first patient for its Phase 3 clinical trial in non-small cell lung cancer for avelumab. This Phase 3 study, which is part of the Javelin clinical trial program, will enroll approximately 650 patients with stage IIIb/IV non-small cell lung cancer. The Phase 3 trial is an open-label, multi-center, randomized trial with avelumab designed to demonstrate superiority with regard to overall survival of avelumab versus docetaxel in subjects with PD-L1 positive, NSCLC after failure of a platinum-based doublet.  The primary endpoint is overall survival in those testing positive for PD-L1, while secondary endpoints will be assessed across the entire study population, regardless of PD-L1 status, and include overall survival; overall response rate, progression-free survival; and patient-reported outcomes.

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

Cross-Licensed Technology

The use of our antibody library that is part of the LFRP involves technology that we have cross-licensed with other biotechnology companies, including Affimed Therapeutics AG, Affitech A/S, Biosite, Inc. (now owned by Alere Inc.), Cambridge Antibody Technology Limited or CAT (now known as MedImmune Limited and owned by AstraZeneca), Domantis Limited (a wholly owned subsidiary of GlaxoSmithKline), Genentech, Inc. and XOMA Ltd. Under the terms of our cross-license agreement with CAT, we are required to make milestone and low single-digit royalty payments to CAT in connection with antibody products developed and commercialized by our licensees. These payments are passed through to CAT from our licensees. None of our other cross-license agreements contain financial obligations applicable to our LFRP licensees or collaborators.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and 2014

Revenues. Total net revenues for the three months ended September 30, 2015 (the 2015 Quarter) were $24.7 million, compared with $22.0 million for the three months ended September 30, 2014 (the 2014 Quarter).

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

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. Product sales, net of discounts and allowances, were as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Gross product sales	$19,750	$22,561

Prompt pay and other discounts	$(920)	$(1,050)
Government rebates and chargebacks	(966)	(1,072)
Returns	(57)	(165)
Product sales allowances	$(1,943)	$(2,287)
Product sales, net	$17,807	$20,274

Product sales allowances, as a percent of gross product sales	9.8%	10.1%

The decrease in net sales between the 2015 Quarter and the 2014 Quarter was due to several factors:

•
Sales represented by patient demand units decreased during the 2015 Quarter by approximately $3.6 million, an 18% decrease from the 2014 Quarter. This change reflects variable KALBITOR utilization rates for certain individual patients who experience and treat frequent HAE attacks.

•	There were no substantial distributor channel adjustments during the 2015 and 2014 Quarters.

•	A KALBITOR price increase and lower gross to net sales adjustments increased the 2015 Quarter’s net sales by approximately $1.2 million.

Development and License Fees. We derive revenues from licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $1.4 million in the 2015 Quarter compared to $1.0 million in the 2014 Quarter.

Royalty Revenue. Royalty revenue for the 2015 Quarter totaled $5.6 million based on Lilly’s sales of CYRAMZA compared to $684,000 in the 2014 Quarter . The 2014 Quarter was the first period in which we recorded royalty revenue. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. We have recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties. Cost of product sales includes the cost of the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $784,000 and $1.4 million of costs associated with product sales during the 2015 Quarter and the 2014 Quarter, respectively. Costs in the 2015 Quarter are net of a $363,000 reversal of charges accrued in the first quarter of 2015 related to discontinued technology transfer for an alternative drug product manufacturer.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. We recorded $2.8 million and $342,000 for cost of royalties in the 2015 Quarter and the 2014 Quarter, respectively.

Research and Development.  Our research and development expenses are summarized as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
DX-2930 and other research and development	$14,126	$6,261
KALBITOR medical support and development	927	1,943
LFRP license fees and development and regulatory milestone pass-throughs	571	64
Total	$15,624	$8,268

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2015 Quarter compared to the 2014 Quarter was primarily due to increased costs associated with the development of DX-2930 and expenses for other pipeline development programs.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2015 Quarter and the 2014 Quarter were $14.0 million and $10.1 million, respectively, including stock based compensation expense of $4.2 million and $1.2 million, respectively.

Included in selling, general and administrative expenses were costs for KALBITOR patient support services performed by our distributors of $174,000 and $185,000 for the 2015 Quarter and the 2014 Quarter, respectively.

Interest and Other Expense. Interest expense for the 2015 Quarter was $3.4 million, primarily from our Loan with HC Royalty. The Loan, which had a principal balance of $84.1 million, was repaid in full during August 2015.  For financial reporting purposes, our $84.1 million principal repayment was recorded as an $82.2 million debt extinguishment and a $1.9 million extinguishment loss associated with discounts from the debt issuance that had not been accreted to principal prior to repayment. Previously, these charges were accreted to the principal balance over the expected term of the Loan, which was scheduled to mature in August 2018.

For the 2014 Quarter, interest expense of $2.7 million was calculated using the effective interest rate method which was approximately 12.5% per annum.

Nine Months Ended September 30, 2015 and 2014

Revenues. Total net revenues for the nine months ended September 30, 2015 (the 2015 Period) were $71.5 million, compared with $55.7 million for the nine months ended September 30, 2014 (the 2014 Period).

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

We record product sales allowances and accruals related to trade prompt-pay discounts, government rebates, patient financial assistance programs, product returns and other applicable allowances. Product sales, net of discounts and allowances, were as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Gross product sales	$57,262	$54,878

Prompt pay and other discounts	$(2,739)	$(2,608)
Government rebates and chargebacks	(3,023)	(2,672)
Returns	80	(235)
Product sales allowances	$(5,682)	$(5,515)
Product sales, net	$51,580	$49,363

Product sales allowances, as a percent of gross product sales	9.9%	10.0%

The increase in net sales between the 2015 Period and the 2014 Period was due to several factors:

•
Sales represented by patient demand units decreased during the 2015 Period by approximately $1.2 million, a 2% decrease from the 2014 Period. This change reflects variable KALBITOR utilization rates for certain individual patients who experience and treat frequent HAE attacks.

•
While there were no substantial distributor channel adjustments during the 2015 Period, adjustments that occurred during the 2014 Period reduced the comparable 2014 Period net sales by approximately $1.0 million.

•	A KALBITOR price increase and lower gross to net sales adjustments increased the 2015 Period's net sales by approximately $2.4 million.

Development and License Fees. We derive revenues from licensing, development and milestone fees from our licensees and collaborators, including our LFRP, in amounts that fluctuate from period to period due to the timing of the clinical activities of our collaborators and licensees. This revenue was $6.6 million in the 2015 Period compared to $5.6 million in the 2014 Period.

Royalty Revenue. Royalty revenue for the 2015 Period totaled $13.3 million based on Lilly’s sales of CYRAMZA compared to $684,000 in the 2014 Period. The 2014 Period was the first period in which we recorded royalty revenue. For royalties recognized related to CYRAMZA, we are contractually entitled to receive a royalty report from Lilly subsequent to each quarter end. We have recognized royalty revenue using an estimate of the royalties earned for the quarter based on Lilly’s reported sales of CYRAMZA.

Cost of Product Sales and Royalties. Cost of product sales includes the cost of the manufactured product and the cost of testing, filling, packaging and distributing KALBITOR, as well as a royalty due on net sales of KALBITOR. We incurred $4.3 million costs associated with product sales during the 2015 Period, including $686,000 associated with the discontinuation of technology transfer for an alternative drug product manufacturer of which $400,000 had previously been capitalized as inventory. Costs associated with product sales during the 2014 Period were $3.2 million.

Cost of royalties consists of pass-through fees under our cross license agreement related to royalties that are payable based on product sales by our LFRP licensees. We recorded $6.7 million for cost of royalties in the 2015 Period compared to $342,000 in the 2014 Period.

Research and Development.  Our research and development expenses are summarized as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
DX-2930 and other research and development	$34,480	$15,729
KALBITOR medical support and development	3,765	5,334
LFRP license fees and development and regulatory milestone pass-throughs	2,131	2,530
Total	$40,376	$23,593

Our research and development expenses arise primarily from compensation and other related costs for our personnel dedicated to research, development, medical and pharmacovigilance activities, costs of post-approval studies and commitments and KALBITOR life cycle management, as well as fees paid and costs reimbursed to outside parties to conduct research and clinical trials.

The change in research and development expenses during the 2015 Period compared to the 2014 Period was primarily due to increased costs associated with the development of DX-2930 and expenses for other pipeline development programs.

Selling, General and Administrative.  Our selling, general and administrative expenses consist primarily of the sales and marketing costs of commercializing KALBITOR, costs of our management and administrative staff, as well as expenses related to business development, protecting our intellectual property, administrative occupancy, professional fees and the reporting requirements of a public company. Selling, general and administrative expenses for the 2015 Period and the 2014 Period were $39.2 million and $30.2 million, respectively, including stock based compensation expense of $9.2 million and $3.3 million, respectively.

Included in selling, general and administrative expenses were costs for KALBITOR patient support services performed by our distributors of $475,000 and $548,000 for the 2015 Period and the 2014 Period, respectively.

Interest and Other Expense. Interest expense for the 2015 Period totaled $8.8 million, primarily from our Loan with HC Royalty. The Loan, which had a principal balance of $84.1 million, was repaid in full in August 2015.  For financial reporting purposes, our $84.1 million principal repayment was recorded as an $82.2 million debt extinguishment and a $1.9 million extinguishment loss associated with discounts from the debt issuance that had not been accreted to principal prior to repayment. Previously, these charges were accreted to the principal balance over the expected term of the Loan, which was scheduled to mature in August 2018.

For the 2014 Period, interest expense of $8.2 million was calculated using the effective interest rate method which was approximately 12.5% per annum.

Liquidity and Capital Resources

	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$116,687	$19,392
Short-term investments	191,698	165,260
Total cash, cash equivalents and investments	$308,385	$184,652

The following table summarizes our cash flow activity for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Net cash used in operating activities	$(20,770)	$(5,163)
Net cash used in investing activities	(28,503)	(114,718)
Net cash provided by financing activities	146,568	81,807
Net increase (decrease) in cash and cash equivalents	$97,295	$(38,074)

We require cash to fund our operating activities, make capital expenditures, acquisitions and investments. Through September 30, 2015, we have funded our operations through the sale of equity securities, the incurrence of debt, and from product sales revenues, royalties and development and license fees. Our excess funds are currently invested in short-term investments primarily consisting of United States Treasury notes and bills and money market funds backed by the United States Treasury.

Operating Activities

During the 2015 Period, the principal use of cash in our operations was to fund our net loss of $26.7 million. Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $13.6 million and depreciation and amortization costs of $1.5 million.  In addition to non-cash charges, we also had net cash out flows due to changes in working capital, including an increase in inventory of $7.2 million, payments related to discounts and interest converted to principal on the Loan with HC Royalty of $6.5 million and a decrease in deferred revenue of $1.2 million, partially offset by an increase in accounts payable and accrued expenses of $3.8 million and a decrease in other current assets of $3.0 million.

During the 2014 Period, the principal use of cash in our operations was to fund our net loss of $9.6 million. Of this net loss, certain costs were non-cash charges, such as stock-based compensation of $5.3 million, depreciation and amortization costs of $1.1 million, and non-cash interest expense of $487,000. In addition to non-cash charges, we also had net cash out flows due to changes in other operating assets and liabilities, including an increase in other current assets of $2.9 million, which was partially offset by a decrease in inventory of $1.1 million.

Investing Activities

Our investing activities for the 2015 Period primarily consisted of the purchase of investments totaling $236.2 million offset by the sale and maturity of investments totaling $209.0 million, as well as the purchase of fixed assets totaling $1.3 million.

Our investing activities for the 2014 Period primarily consisted of the purchase of investments totaling $114.6 million, offset by $2.0 million in investment maturity, as well as the purchase of fixed assets totaling $420,000.

Financing Activities

Our financing activities for the 2015 Period consisted of gross proceeds of $229.8 million ($215.8 million net of offering costs) from the sale of 8,510,000 shares of common stock in April 2015 in an underwritten public offering. We repaid in full the $84.5 million principal balance of the Loan with HC Royalty ($75.7 net of in-kind interest added to principal and other financing costs). Additionally, proceeds from the exercise of stock options totaled $6.5 million.

Our financing activities for the 2014 Period primarily consisted of gross proceeds of $85.1 million ($79.7 million net of offering costs) from the sale of common stock in March 2014, as well as proceeds from the exercise of stock options totaling $3.2 million. Repayment of long-term debt for the 2014 Period totaled $931,000.

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

Commitments and contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading "Contractual Obligations," we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three and nine months ended September 30, 2015 other than repayment of the Loan with HC Royalty.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk consists primarily of our cash and cash equivalents and short-term investments. We place our investments in high-quality financial instruments, primarily U.S. Treasury notes and bills, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. As of September 30, 2015, we had cash, cash equivalents and investments of approximately $308.4 million. Our investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes is immaterial. Declines of interest rates over time will, however, reduce our interest income from our investments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Proposed Merger

The proposed Merger is subject to a number of conditions precedent, including stockholder approval, the termination or expiration of the applicable waiting period under the HSR Act and the execution of the CVR Agreement, that, if not satisfied or not satisfied in a timely manner, could delay or prevent the consummation of the proposed Merger.

Among other things, the Merger Agreement must be duly adopted by the affirmative vote by the holders of a majority of the outstanding shares entitled to vote on such matters at a stockholders’ meeting duly called and held for such purpose. While we intend to call a special meeting of stockholders to consider and vote on the merger, stockholders could seek to enjoin the meeting. Even if such stockholder meeting is ultimately held, there is no guarantee that our stockholders will approve the proposed Merger by the requisite vote at such meeting, or at all.

In addition, before the proposed Merger may be consummated, any waiting period (or extension thereof) under the HSR Act must have been expired or terminated. There can be no assurance that the regulatory approval described above, or any other regulatory approvals that might be required to consummate the Merger will be obtained and, if obtained, there can be no assurance as to the timing of any approvals, ability to obtain the approvals on satisfactory terms or in the absence of any litigation challenging such approvals. At any time before or after the consummation of the proposed Merger (and notwithstanding the termination of the waiting period under the HSR Act), the U.S. Department of Justice, Federal Trade Commission or any state or non-U.S. governmental entity could take such action, under antitrust laws or otherwise, as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the Merger and seeking the divestiture of substantial assets. Private parties may also seek to take legal action under antitrust laws under certain circumstances. If the proposed Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock.

Under the terms of the Merger Agreement, the consummation of the Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the merger. It is also possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on Dyax, the non-occurrence of which is a condition to the consummation of the merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied.

The Per Share Merger Consideration will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.

The Per Share Merger Consideration will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the proposed Merger, there would be no adjustment to the amount of the Per Share Merger Consideration.

Additionally, although the holders of our common stock are entitled to receive $4.00 in cash per CVR, without interest, upon receipt, prior to December 31, 2019, of approval from the FDA of a biologic license application for DX-2930 (subject to certain conditions as set forth in the CVR Agreement), there is no guarantee that such approval from the FDA will occur prior to December 31, 2019, or at all.

Stockholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of the currently pending and any future stockholder litigation in connection with the proposed Merger. Such litigation may adversely affect our ability to complete the proposed Merger. Such litigation could also have an adverse effect on our financial condition and results of operations.

Termination of the Merger Agreement could negatively impact us

If the Merger is not consummated for any reason, we may be adversely affected and would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	We may experience negative reactions from our stockholders, partners, clinical investigator and study personnel, customers, licensees, suppliers and employees; and

•	We may be required to pay certain fees and/or costs relating to the proposed Merger, whether or not the proposed Merger is consummated, including, in some cases, a termination fee.

While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management's attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger, and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed Merger. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the proposed Merger upon consummation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our sales, financial condition and results of operations may be adversely affected.

The preparations for integration between Parent Holdco and Dyax have placed and we expect will continue to place a significant burden on many of our employees and on our internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with the combined company, our business and results of operations may be adversely affected. In addition, whether or not the proposed Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the merger and also restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the proposed Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

The proposed Merger may impair our ability to attract and retain qualified employees

Uncertainty over the effects of the proposed Merger may make it more difficult to attract and retain qualified employees.

The Merger may interfere with our relationships with clinical investigator and study personnel, customers, suppliers, licensees and other business partners

Uncertainty over the effects of the proposed Merger may make it more difficult to maintain relationships with existing, and enter into relationships with new, clinical investigator and study personnel, customers, suppliers, licensees and other business partners.

In the event that the proposed Merger is not consummated, the trading price of our common stock and our future business and results of operations may be negatively affected.

The conditions to the consummation of the proposed Merger may not be satisfied, as noted above. If the proposed Merger is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger. For these and other reasons, not consummating the proposed Merger could adversely affect our business and results of operations. Furthermore, if we do not consummate the proposed Merger, the price of our common stock may decline significantly from the current market price, which we believe reflects a market assumption that the merger will be consummated. Certain costs associated with the proposed Merger have already been incurred or may be payable even if the proposed Merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed Merger.

Risks Related To Our Business

We have a history of net losses, expect to incur additional net losses and may never achieve or sustain profitability.

We have incurred net losses on an annual basis since our inception. As of September 30, 2015 we had an accumulated deficit of approximately $573.2 million. We expect to incur additional net losses in 2015 and beyond, as our research, development, preclinical testing, clinical trial, manufacturing and commercial activities continue.

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

Products that we, or our collaborators, develop could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If we, or our collaborators, do not receive these necessary approvals we will not be able to generate substantial product or royalty revenues and may not become profitable. We, or our collaborators, may encounter significant delays or excessive costs in our efforts to secure regulatory approvals. Factors that raise uncertainty in obtaining these regulatory approvals include the following:

•	we, or our collaborators, must demonstrate through clinical trials that a product candidate is safe and effective for its intended use;

•	we have limited experience in conducting the clinical trials necessary to obtain regulatory approval; and

•	data obtained from preclinical and clinical activities are subject to varying interpretations, which could delay, limit or prevent regulatory approvals.

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

The receipt of Fast Track Designation and Breakthrough Therapy Designation for DX-2930 may not result in a faster development process, review or approval compared to drug candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by FDA. FDA may withdraw any Fast Track Designation that is granted if it believes that the designation is no longer supported by data from our clinical development program and FDA may later decide that DX-2930 no longer meets the conditions for qualification as a breakthrough therapy.

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

We expect that our existing cash, cash equivalents and short-term investments of approximately $308.4 million as of September 30, 2015, together with anticipated cash flow from product sales, royalties and existing development and license fees will be sufficient to support our current operations for at least the next twelve months.  We may, however, need additional funds if our cash requirements exceed our current expectations, if we generate less revenue than we expect or, if we pursue additional product development.  We may seek additional funding through collaborative arrangements, public or private financings, or other means.  We may not be able to obtain financing on acceptable terms or at all, and we may not be able to enter into additional collaborative arrangements.  Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies, product candidates or products.  The terms of any financing may adversely affect the holdings or the rights of our stockholders.  If we need additional funds and are unable to obtain funding on a timely basis, we would curtail significantly our research, development or commercialization programs in an effort to provide sufficient funds to continue our operations, which could adversely affect our business prospects.

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

•
Shire plc— Shire markets its bradykinin receptor antagonist, known as FIRAZYR® (icatibant), which is administered subcutaneously. FIRAZYR is approved in the United States, Europe, and certain other countries for the treatment of acute HAE attacks in adult patients. The U.S. and EU labels allow for patients to self-administer FIRAZYR following training by their healthcare provider. FIRAZYR has orphan drug designations in the U.S. and EU.

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

•
Valeant Pharmaceuticals International (formerly Salix Pharmaceuticals, Ltd.)— RUCONEST® is a recombinant C1-esterase inhibitor, which is administered intravenously. RUCONEST is commercialized in the U.S. for the treatment of acute angioedema attacks in adult and adolescent patients with HAE.

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

We have a long-term commercial supply agreement with Fujifilm, under which they have committed to be available to manufacture ecallantide drug substance through 2020, and our commercial supply agreement with JHS runs through 2018. In addition, our current inventory of “filled and finished” drug product is sufficient to meet anticipated KALBITOR market demand through 2017 and our current inventory of unfilled drug substance is sufficient to meet anticipated KALBITOR market demand through 2021. These estimates are subject to changes in market conditions and other factors beyond our control. If Fujifilm or JHS is unable to dependably meet our demands for ecallantide drug substance or product, it could adversely affect our ability to further develop and commercialize KALBITOR, generate revenue from product sales, increase our costs and negatively affect our results of operations and business prospects.

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

In addition, for us to continue to receive any significant payments from our LFRP related licenses and collaborations, the relevant product candidates must advance through clinical trials, establish safety and efficacy, and achieve regulatory approvals, obtain market acceptance and generate revenues.

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

Item 5. - Other Information.

On August 21, 2015, we prepaid in full all indebtedness outstanding under the Loan Agreement dated as of December 29, 2011 between Dyax and LFRP Investors, L.P. (Lender), which consisted of approximately $84.1 million in principal. We were not required to pay any prepayment penalty in connection with this repayment. Pursuant to the terms of the Loan Agreement, we entered into a security agreement on August 22, 2012 granting Lender a security interest in substantially all of the assets related to the LFRP and the revenues generated by us through the licenses of the intellectual property related to the LFRP, which terminated in accordance with its terms at the time of the repayment.

Item 6 – EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of November 2, 2015, by and among the Company, Shire Pharmaceuticals International, Parquet Courts, Inc. and Shire plc.* Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on November 2, 2015 and incorporated herein by reference.

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

3.3
Amended and Restated Bylaws of the Company, effective as of November 2, 2015. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on November 2, 2015 and incorporated herein by reference.

10.1	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

10.2	Form of the Company’s Non-Qualified Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

10.3	Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

10.4†
Master Development & Manufacturing Services Agreement, by and between Dyax Corp. and Rentschler Biotechnologie GmbH dated June 11, 2014, and as amended by the First Amendment entered into July 29, 2014, the Second Amendment entered into February 3, 2015, the Third Amendment entered into May 11, 2015, the Fourth Amendment entered into on or around May 22, 2015, and the Fifth Amendment entered into September 3, 2015. Filed herewith.

10.5†
Manufacturing Services Agreement between Dyax Corp. and Cook Pharmica LLC dated February 20, 2015, as amended by the First Amendment to the Manufacturing Services Agreement entered into July 22, 2015. Filed herewith.

10.6
Form of Contingent Value Rights Agreement to be entered into between Shire plc and American Stock Transfer & Trust Company, LLC. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on November 2, 2015 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

†
This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

*
The schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

DYAX CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYAX CORP.

Date: November 6, 2015
/s/George Migausky
George Migausky
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

DYAX CORP.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of November 2, 2015, by and among the Company, Shire Pharmaceuticals International, Parquet Courts, Inc. and Shire plc.* Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on November 2, 2015 and incorporated herein by reference.

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

3.3
Amended and Restated Bylaws of the Company, effective as of November 2, 2015. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 000-24537) filed on November 2, 2015 and incorporated herein by reference.

10.1	Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

10.2	Form of the Company’s Non-Qualified Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

10.3	Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed herewith.

10.4†
Master Development & Manufacturing Services Agreement, by and between Dyax Corp. and Rentschler Biotechnologie GmbH dated June 11, 2014, and as amended by the First Amendment entered into July 29, 2014, the Second Amendment entered into February 3, 2015, the Third Amendment entered into May 11, 2015, the Fourth Amendment entered into on or around May 22, 2015, and the Fifth Amendment entered into September 3, 2015. Filed herewith.

10.5†
Manufacturing Services Agreement between Dyax Corp. and Cook Pharmica LLC dated February 20, 2015, as amended by the First Amendment to the Manufacturing Services Agreement entered into July 22, 2015. Filed herewith.

10.6
Form of Contingent Value Rights Agreement to be entered into between Shire plc and American Stock Transfer & Trust Company, LLC. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-24537) filed on November 2, 2015 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

101
The following materials from Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Financial Statements.

†
This Exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of this Exhibit have been omitted and are marked by an asterisk.

*
The schedules to the Merger Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon its request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.