Form 10-Q/A
period 2015-09-30
DYAX CORP
filed 2016-01-14
CIK 907562

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

YES         ☐                            NO          ☒

Number of shares outstanding of Dyax Corp.’s Common Stock, par value $0.01, as of December 11, 2015: 147,184,538

EXPLANTORY NOTE

This Amendment No. 1 amends Dyax Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 6, 2015 (the “Original Filing”). Dyax Corp (the “Company”) is filing this Amendment No. 1 for the sole purpose of including certain previously redacted information in Exhibits 10.4 and 10.5. Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

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

10.1
Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) filed on November 6, 2015 and incorporated herein by reference.

10.2
Form of the Company’s Non-Qualified Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) filed on November 6, 2015 and incorporated herein by reference.

10.3
Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) filed on November 6, 2015 and incorporated herein by reference.

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

Date: January 14, 2016
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

10.1
Form of the Company’s Incentive Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) filed on November 6, 2015 and incorporated herein by reference.

10.2
Form of the Company’s Non-Qualified Stock Option Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) filed on November 6, 2015 and incorporated herein by reference.

10.3
Form of the Company’s Restricted Stock Unit Certificate under the Company’s Amended and Restated 1995 Equity Incentive Plan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 000-24537) filed on November 6, 2015 and incorporated herein by reference.

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